Form 10-Q
period 1994-12-31
NATIONAL MEDIA CORP
filed 1995-02-14
CIK 70412

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended December 31, 1994
                               OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________to__________.

Commission File Number 1-6715


                           NATIONAL MEDIA CORPORATION
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                        13-2658741
- - - ---------------------------------------------               -------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
           or organization)                                 Identification No.)

                   1700 Walnut Street, Philadelphia, PA 19103
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (215) 772-5000
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes /X/     No / /


There were 14,191,332 issued and outstanding shares of the registrant's common stock, par value $.01 per share, at January 31, 1995. In addition there were 686,710 shares of treasury stock as of such date. There were 255,796 issued and outstanding shares of the registrant's series B convertible preferred stock, par value $.01 per share, at January 31, 1995.

                    NATIONAL MEDIA CORPORATION
                         AND SUBSIDIARIES
                    --------------------------

                              INDEX
                              -----


                                                              Page
                                                              ----
Facing Sheet.......................................................  1

Index..............................................................  2

Part I.  Financial Information
     Item 1.  Financial Statements (unaudited)
              Condensed Consolidated Balance Sheets at
               December 31, 1994 and March 31, 1994................  3

              Condensed Consolidated Statements of Operations
               Three months ended December 31, 1994 and 1993.......  4

              Condensed Consolidated Statements of Operations
               Nine months ended December 31, 1994 and 1993........  5

              Condensed Consolidated Statements of Cash Flows
               Nine months ended December 31, 1994 and 1993........  6

              Notes to Condensed Consolidated Financial Statements.  7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
               Operations.......................................... 16

Part II. Other Information

     Item 1.  Legal Proceedings.................................... 24

     Item 2.  Changes in the Rights of the Company's
              Security Holders..................................... 24

     Item 4.  Results of Votes of Security Holders ................ 24

     Item 5.  Other Information.................................... 24

     Item 6.  Exhibits and Reports on Form 8-K..................... 24

Signatures......................................................... 28

Part 1.  Financial Information
                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
         (In thousands, except number of shares and per share amounts)

                                                                 December 31,   March 31,
                                                                    1994          1994
                                                                 ------------   ---------
                                                                  (Unaudited)    (Note)
Current assets:

  Cash and cash equivalents ....................................   $10,686       $ 1,595
  Accounts receivable (net) ....................................    15,247        14,709
  Inventories ..................................................    15,024        10,761
  Prepaid cable and advertising costs ..........................     4,190         5,525
  Deferred costs ...............................................       571         2,222
  Prepaid expenses and other assets ............................     1,343           833
  Deferred income taxes ........................................     1,204         1,204
                                                                   -------       -------
    Total current assets .......................................    48,265        36,849

Property and equipment (net) ...................................     4,533         4,809
Excess of cost over net assets of acquired businesses and
  other intangible assets (net) ................................     4,739         4,995
Other assets ...................................................     1,147           822
                                                                   -------       -------
    Total assets ...............................................   $58,684       $47,475
                                                                   =======       =======
Current liabilities:
  Notes payable to bank ........................................   $   -0-       $ 3,819
  Accounts payable .............................................    12,201        12,292
  Accrued expenses .............................................    14,750        15,826
  Deferred revenue .............................................       383         1,735
  Deferred income taxes ........................................       850           849
  Current portion of long-term debt and capital lease
  obligations ..................................................       182           951
                                                                   -------       -------
    Total current liabilities ..................................    28,366        35,472

Long-term debt and capital lease obligation ....................     3,568           448
Deferred income taxes ..........................................       355           355
Other liabilities ..............................................     1,160           629

Shareholders' equity:
  Preferred stock, $.01 par value; authorized 10,000,000 shares;
   issued 255,796 and -0- Series B Convertible Preferred
   stock, respectively .........................................         3             0
  Common stock, $.01 par value; authorized 50,000,000 shares;
    issued 14,878,042 and 14,338,042 shares, respectively ......       149           144
  Additional paid-in capital ...................................    32,096        19,026
  Retained earnings ............................................      (724)          662
  Treasury stock, 686,710 shares at cost .......................    (3,791)       (3,791)
  Notes receivable, directors, officers, employees,
    consultants and others .....................................    (1,860)       (4,504)
  Foreign currency translation adjustment ......................      (638)         (966)
                                                                   -------       -------
    Total shareholders' equity .................................    25,235        10,571
                                                                   -------       -------
    Total liabilities and shareholders' equity .................   $58,684       $47,475
                                                                   =======       =======

Note: The balance sheet at March 31, 1994 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
           See notes to condensed consolidated financial statements.

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

         (In thousands, except number of shares and per share amounts)


                                                                                      Three months ended December 31,
                                                                          --------------------------------------------------
                                                                                     1994                         1993
                                                                          ------------------------     ---------------------
Revenues:
  Product sales........................................................           $    39,544                  $    36,597
  Retail royalties.....................................................                   976                        1,928
  Sales commissions and other revenues.................................                   734                          247
                                                                                  -----------                  -----------
    Net revenues.......................................................                41,254                       38,772

Operating costs and expenses:
  Media purchases......................................................                11,754                       13,946
  Direct costs.........................................................                23,219                       21,811
  Selling, general and administrative..................................                 4,673                        5,447
  Severance expense for former Chairman and
  Chief Executive Officer..............................................                   -0-                          -0-
  Unusual charges......................................................                 1,192                        1,984
  Interest expense.....................................................                   181                           55
                                                                                  -----------                  -----------
    Total operating costs and expenses.................................                41,019                       43,243
                                                                                  -----------                  -----------
Income (loss) before income taxes......................................                   235                       (4,471)
Income tax benefit.....................................................                   -0-                          140
                                                                                  -----------                  -----------
Net income (loss)......................................................           $       235                 ($     4,331)
                                                                                  ===========                  ===========
Net income (loss) per common and dilutive common equivalent
share..................................................................           $       .02                 ($       .37)
                                                                                  ===========                  ===========
Weighted average number of common shares
  outstanding .........................................................            14,815,000                   11,811,600
                                                                                  ===========                  ===========

           See notes to condensed consolidated financial statements.

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

         (In thousands, except number of shares and per share amounts)


                                                                                      Nine months ended December 31,
                                                                          --------------------------------------------------
                                                                                     1994                         1993
                                                                          ------------------------     ---------------------
Revenues:
  Product sales........................................................         $   113,763                   $   125,700
  Retail royalties.....................................................               4,454                         2,752
  Sales commissions and other revenues.................................               1,969                           615
                                                                                -----------                   -----------
    Net revenues.......................................................             120,186                       129,067

Operating costs and expenses:
  Media purchases......................................................              36,355                        41,738
  Direct costs.........................................................              65,876                        70,711
  Selling, general and administrative..................................              14,513                        15,458
  Severance expense for former Chairman and
  Chief Executive Officer..............................................               2,650                           -0-
  Unusual charges......................................................               1,768                         4,449
  Interest expense.....................................................                 410                           225
                                                                                -----------                   -----------
    Total operating costs and expenses.................................             121,572                       132,581
                                                                                -----------                   -----------
Loss before income taxes...............................................              (1,386)                       (3,514)
Income taxes...........................................................                 -0-                            (6)
                                                                                -----------                   -----------
Net loss ..............................................................        ($     1,386)                 ($     3,520)
                                                                                ===========                   ===========
Net loss per common and dilutive common equivalent share...............        ($       .10)                 ($       .30)
                                                                                ===========                   ===========
Weighted average number of common shares
outstanding ...........................................................          13,969,000                    11,680,700
                                                                                ===========                   ===========

           See notes to condensed consolidated financial statements.

                  NATIONAL MEDIA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                 (In thousands)


                                                                                      Nine months ended December 31,
                                                                          --------------------------------------------------
                                                                                     1994                         1993
                                                                          ------------------------     ---------------------
Cash flows from operating activities:
  Net loss ............................................................           ($ 1,386)                      ($3,520)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization....................................              1,203                         1,265
      Changes in operating assets and liabilities.....................            (  1,347)                      (   302)
      Other............................................................                446                           213
                                                                                   -------                        ------
Net cash used in operating activities..................................           (  1,084)                      ( 2,344)

Cash flows from investing activities:
  Additions to property and equipment..................................           (    671)                      ( 1,002)
                                                                                   -------                        ------
Net cash used in investing activities..................................           (    671)                      ( 1,002)

Cash flows from financing activities:
  Net proceeds from issuance of investment units.......................              9,628                           -0-
  Payments on long-term debt ..........................................           (    909)                      ( 1,125)
  Proceeds from borrowings.............................................              5,000                           -0-
  Net (repayments) borrowings under lines of credit....................           (  3,819)                        1,291
  Exercise of stock options ...........................................                240                           353
  Payments received on notes receivable................................                492                           433
                                                                                   -------                        ------
Net cash provided by financing activities..............................             10,632                           952


Effect of exchange rate changes on cash and cash equivalents...........                214                       (    84)
                                                                                   -------                        ------
Net increase (decrease) in cash and cash equivalents...................              9,091                       ( 2,478)
Cash and cash equivalents at beginning of period.......................              1,595                         2,848
                                                                                   -------                        ------
Cash and cash equivalents at end of period.............................            $10,686                        $  370
                                                                                   =======                        ======

           See notes to condensed consolidated financial statements.

                    NATIONAL MEDIA CORPORATION
                         AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)

                        December 31, 1994

1.Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 1994 are not necessarily indicative of the results that may be expected for the year ending March 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1994.

2.Per Share Amounts

  Net income (loss) per common and dilutive common equivalent share amounts (primary earnings per share) have been computed based upon the weighted average number of common shares and dilutive common equivalent shares (stock options, warrants, and convertible preferred stock ("Preferred Stock") using the "if converted method") outstanding. For the three months ended December 31, 1994 the weighted average number of shares includes the effect of Preferred Stock. For the three months ended December 31, 1993 and for the nine months ended December 31, 1994 and 1993, the effect of stock options, warrants and Preferred Stock was antidilutive, as the Company was in a loss position. The difference between primary and fully diluted net income (loss) per common share and weighted average number of shares outstanding was not significant or was antidilutive, and therefore, is not shown separately.

3.Unusual Charges

  Included in the unusual charges of $1,192,000 for the three months ended December 31, 1994 is $1,100,000 in costs, including related legal fees connected with the final settlement of a contractual dispute between the Company and Direct Records, Inc. ("Direct Records dispute") and tentative settlement of the Shareholders' Federal Class Action litigation ("Shareholders' Federal Class Action litigation"), as more fully described in Note 4 (Contingent Matters) below. In addition, unusual charges for the three months ended December 31, 1994 includes $70,000 in costs associated with the Terminated Tender Offer and Merger Agreement with ValueVision International, Inc. ("ValueVision Terminated Tender Offer") as discussed in
  Note 4 (Contingent Matters) below and $22,000 of costs connected with Salaman v. National Media Corporation ("Salaman litigation") as discussed in Note 4 (Contingent Matters) below.

  The nine months ended December 31, 1994 include unusual charges of $1,768,000 consisting primarily of $1,135,000 in costs, including related legal fees, connected with the final settlement of the Direct Records dispute and a tentative settlement of the Shareholders' Federal Class Action litigation; $448,000 in costs associated with the ValueVision Terminated Tender Offer and $185,000 in costs connected with the Salaman litigation.

  Included in unusual charges of $1,984,000 for the three months ended December 31, 1993 is $784,000 for certain legal settlements, including $550,000 related to litigation with Positive Response Television, Inc., an infomerical producer, involving an alleged breach of contract and claims related to ownership and rights to use of a service mark ("Positive Response litigation"), $200,000 in legal fees associated with the aforementioned settlements, as well as the Ronic litigation described below and the Shareholders' Federal Class Action litigation; and $1,000,000 related to the relocation of the Company's fulfillment center to Phoenix, Arizona.

  Unusual charges for the nine months ended December 31, 1993 were $4,449,000, the primary components of which were $2,284,000 connected with certain legal settlements, including $1,500,000 related to the settlement of litigation brought by Ronic, S.A., a supplier of the Company's Juice Tiger product, for payment for merchandise ordered and received, parts ordered to manufacture products allegedly ordered by the Company, and damages for Ronic's entry into receivership among other things ("Ronic litigation") and $550,000 related to the Positive Response litigation; $738,000 in legal fees associated with the aforementioned Ronic, Positive Response and Shareholders' Federal Class Action litigations; and $1,000,000 related to the relocation of the Company's fulfillment center to Phoenix, Arizona.

4.Contingent Matters

  Salaman v. National Media Corporation

  On August 1, 1994, the Company entered into an agreement with Abraham J. Salaman, a former director of the Company, to settle litigation brought by Mr. Salaman against the Company. Pursuant to the agreement, the Company paid Mr. Salaman $500,000 and issued to Mr. Salaman 500,000 newly issued shares of the Company's Common Stock (the "Shares"). The Company also agreed to register the Shares under the Securities Act of 1933, as amended, for resale by Mr. Salaman. A registration statement on Form S-3 with respect to the Shares was filed by the Company with the Securities and Exchange Commission on August 9, 1994. The Company recently filed an amendment to this registration statement and the registration statement became effective on February 10, 1995. The Settlement Agreement provides that, upon the declaration of effectiveness of the registration statement, the parties will cause the action to be dismissed with prejudice. The Shares represent approximately 3.5% of the Company's outstanding shares of Common Stock (after giving effect to the issuance of the Shares).

  Shareholders' Federal Class Actions

  On or about June 3, 1993, a class action complaint was filed in the United States District Court for the Eastern District of Pennsylvania against the Company, John J. Turchi, Jr. (former Chief Executive Officer and Chairman of the Board of Directors) and Michael M. Hammond (former Chief Operating Officer, President and a Director). The complaint alleges (i) violations of sections 10 and 20 of the Securities Exchange Act of 1934, 15 U.S.C. ** 78j(b) and 78t(a) and (ii) state law negligent misrepresentation. Five similar lawsuits subsequently were filed in the same court. The six actions were consolidated and an amended and consolidated complaint (the "complaint") was filed on October 1, 1993. Named as defendants in the complaint were the Company, Mr. Turchi, Mr. Hammond and Kevin Harrington, a former executive vice president and director.

  The complaint alleges that from June 29, 1992, through May 27, 1993 (the alleged class period), defendants depicted the Company's business and prospects in a false and misleading manner. Specifically, the complaint alleges that defendants issued public statements that misrepresented and failed to disclose material facts concerning the nature and quality of National Media's business relationship with Positive Response Marketing Inc., and concerning the Company's rights to use the name and format of Amazing Discoveries* for its direct marketing television advertising programs. The complaint further alleges that the complaint filed in the Positive Response litigation was material and should have been disclosed publicly by the Company before May 28, 1993, when the action was reported in a column published in The Wall Street Journal.

  The complaint seeks unspecified monetary damages against the defendants on behalf of all persons who bought the Company's stock during the alleged class period on the purported ground that the market price of the Company's common stock was artificially inflated during the alleged class period due to the nondisclosure of the Positive Response litigation and related matters.

  On July 27, 1994, the Court denied in material part the Company's motion to dismiss the complaint. Plaintiffs' motion for class certification, which defendants oppose, is pending. On October 4, 1994, plaintiffs filed a motion to amend the complaint to include a claim that the Company failed to disclose timely the disputes underlying the Ronic litigation discussed in the Company's annual report of Form 10-K for the year ended March 31, 1994. The District Court granted plaintiff's motion to amend the complaint, and an amended complaint was filed on November 23, 1994. Defendants have answered the amended complaint, denying the material allegations of the complaint and setting up various affirmative defenses.

  On October 13, 1994, the Court imposed a discovery cut-off of February 1, 1995, and among other things, scheduled the trial of this action to begin on April 10, 1995.

  The parties have informally reached a tentative settlement of this action, although certain terms remain to be finalized. Such settlement is subject to the execution of a definitive settlement agreement and the receipt of all necessary approvals from various parties to other agreements with the Company and approval of the Court. Although the Company has no reason to expect that a definitive settlement agreement will not be executed by all of the parties, or that such approvals will not be received, there can be no assurance that the settlement will be finalized and such approvals received. In connection with the tentative settlement, the Company recorded a charge of approximately $725,000 during the three months ended December 31, 1994. This charge materially decreased the Company's net income for the quarter but it is not expected to have a significant adverse impact on future results of operations. Management of the Company believes that the definitive settlement, if implemented on substantially the terms of the tentative settlement, would not otherwise be likely to have a material adverse effect on the financial position of the Company.

  Shareholders' Delaware Class Actions

  The Company was served with complaints in four class actions during January 1994 by shareholders of the Company in the Court of Chancery of the State of Delaware. These class actions allege, among other things, that the Company and individual defendants who are officers and directors or former officers and directors of the Company breached their obligations to the Company's public shareholders by failing to maximize shareholder value by, among other things, taking steps to ensure that the Company is sold to the highest bidder in a public auction. Two of the complaints specifically allege that the Company's directors breached their fiduciary duties by adopting the Company's shareholder rights plan in January 1994. In addition to seeking certification of the action as a class action, each of these class actions seeks unspecified monetary and injunctive relief. On March 10, 1994, a Memorandum of Understanding was executed by the parties involved in these lawsuits. Pursuant to the Memorandum of Understanding, the parties agreed to attempt to reach an appropriate Stipulation of Settlement providing generally for a full and complete settlement, dismissal with prejudice and release of all claims. In return, the defendants in these lawsuits agreed not to oppose an application by the plaintiff's counsel for fees and expenses which in the aggregate will not exceed $325,000.

  The Memorandum of Understanding was subject to, among other things, the successful completion of the tender offer by ValueVision International, Inc. (ValueVision) for all of National Media's common stock at a cash price of $11.50 per share (the "Tender Offer"). ValueVision's termination of the Tender Offer on April 21, 1994 resulted in the proposed settlement not being consummated. In May 1994, the class plaintiffs served an amended consolidated complaint alleging that the individual defendants breached their fiduciary duties by failing to maximize value to shareholders, failing to act with due care, and failing to deal with shareholders with full and complete candor. The amended consolidated complaint also alleges that to the extent Mr. Turchi recovers monetary damages from ValueVision in the pending action brought by the Company and Mr. Turchi against ValueVision those monies should be placed in a constructive trust for the benefit of shareholders. The defendants have answered the amended consolidated complaint, denying its material allegations. The Company believes that the claims made in the amended consolidated complaint are without merit and that the Company and other defendants have meritorious defenses to the complaint. The Company intends to defend the class action vigorously. As no monetary damages have been specified, the Company cannot determine with accuracy the impact an adverse judgement in this matter would have on the Company's results of operations and financial position.

  Media Arts International, Ltd. v. SAS Marketing Group,Inc. and Ambassador Factors, a division of Fleet Factors, Inc.

  In November 1993 Media Arts filed a multi-count complaint against SAS Marketing Group, Inc. ("SAS") and Ambassador Factors, a division of Fleet Factors, Inc. ("Ambassador"), in federal court in Philadelphia. Media Arts' complaint alleged breach of contract, conversion and other claims against both defendants related to the Juice Tiger and Flying Lure products. Both defendants answered the complaint and both answers included counterclaims against Media Arts. The Ambassador counterclaims purported to allege claims for breach of contract, breach of the covenant of good faith, and intentional interference with contract, and sought unspecified damages and counsel fees. The SAS counterclaims alleged, in essence, breach of contract on the Juice Tiger and Flying Lure contracts. The SAS counterclaims demanded in excess of ten million dollars in damages. The parties have executed a confidential definitive settlement agreement pursuant to which all claims and counterclaims of the parties have been dismissed and mutual releases exchanged. The Company believes that the settlement, which was implemented, did not have a material adverse effect on the Company's results of operations or financial position.

  Consumer Product Safety Commission Investigation

  On February 24, 1994, the staff of the Consumer Product Safety Commission
  (CPSC) notified the Company that it had made a preliminary determination that a particular model of the Company's Juice Tiger* product presents a "substantial product hazard," under the Consumer Product Safety Act. The CPSC staff requested the Company to take voluntary corrective action to ameliorate such alleged product hazard. While the Company has disputed that the model in question presents a substantial product hazard, the Company and the CPSC staff are presently discussing the form and nature of voluntary action proposed by the Company to assuage the CPSC staff's concerns. The CPSC staff recently requested the Company to conduct additional tests to help determine the most appropriate corrective action, and the Company is in the process of complying with the staff's request. The CPSC staff has also indicated that, upon agreement on the implementation of a corrective action plan, it may investigate and assess whether the Company failed to comply with reporting requirements under the Consumer Product Safety Act such as to warrant imposition of a civil penalty. Given the current status of the proceedings before the CPSC staff, it is not yet possible to determine whether the cost of implementing any such corrective action plan and the amount of any such civil penalty, alone or together, would have a material adverse effect on the Company's results of operations and financial position.

  Federal Trade Commission Investigation

  In April 1994, the Company was contacted by the staff of the Federal Trade Commission (FTC) and advised that the FTC staff had completed an investigation of certain practices said to have occurred between 1989 and 1991 involving the alleged improper disclosure of credit card information to third parties through the sale of customer lists. The company discontinued such practices in 1991. The Company and the FTC investigative staff have reached a settlement involving acceptance of a consent decree which does not include any admission that the Company violated any laws administered by the FTC. As part of the settlement, the Company has agreed to pay $175,000 in consumer redress to the FTC. Payment is expected to be made by the end of February 1995. The FTC issued a press release dated December 28, 1994 announcing the settlement.

  Terminated Tender Offer and Merger Agreement with ValueVision
  International, Inc.

  On April 21, 1994, the Company was notified by ValueVision that it had terminated its amended tender offer for the Company's outstanding shares of common stock and the associated Agreement and Plan of Merger to which the Company, ValueVision, and ValueVision Acquisition I Corp. were parties based on unspecified breaches of representation and warranties by the Company. On April 22, 1994, the Company and its former chairman, Mr. John
  J. Turchi, Jr., filed suit in the United States District Court for the Eastern District of Pennsylvania against ValueVision for its termination of the Amended Offer. On May 17, 1994, the Company filed an amended complaint seeking damages in excess of $20 million, including payment of the $7 million termination fee expressly provided for in the Merger Agreement, punitive damages of an unspecified amount, as well as violation of section 14 (e) of the Securities Act of 1934. John J. Turchi, Jr. is seeking damages in excess of $5 million.

  On May 26, 1994, ValueVision answered the amended complaint of the Company and Mr. Turchi, as well as setting forth various counterclaims.
  ValueVision requested the court to dismiss all counts of the amended complaint and enter judgment in favor of the defendants. In addition, ValueVision's counterclaims alleges that the Company made false statements in public documents and used fraud to induce ValueVision to enter into the Merger Agreement. The counterclaim seeks among other items damages, including punitive damages, in an amount to be determined at trial, an order rescinding and extinguishing the Merger Agreement, a declaratory judgement declaring that National Media's Shareholder Rights Plan has been triggered and requiring that the Rights owned by or distributable to ValueVision be declared effective and that ValueVision be afforded the right to acquire National Media stock having a value equal to twice the exercise price of the Rights as of the date such Rights became exercisable and for an injunction and order directing National Media and Mr. Turchi to make prompt public disclosure of certain facts and documents. The Company has replied to the counterclaims against it, denying their material allegations. The Company believes that its claims are substantiated and well grounded. In addition, the Company believes that defendant's answers to the amended complaint and counterclaims alleged are without merit. The Company intends to defend the counterclaims vigorously. If judgment were to be entered against the Company on all or substantially all of ValueVision's counterclaims in this litigation, such judgment would have a material adverse effect on the Company's results of operations and financial position. In addition, a determination that the Company's Rights Plan was triggered could result in substantial dilution to the Company's shareholders.

  Barbra Shotel

  Barbra Shotel, a former employee of the Company, filed a claim with the Equal Employment Opportunity Commission ("EEOC") in December 1992. The Company and Ms. Shotel have entered into a Settlement Agreement and Release dated November 7, 1994, pursuant to which Ms. Shotel has waived and released all claims against the Company arising from her employment with the Company. The terms of such Settlement Agreement and Release did not have a material effect on the Company's results of operations or financial position.

  Lachance Federal Class Action

  On July 19, 1994, Sandra Lachance filed a purported class action lawsuit in the United States District Court for the Eastern District of Pennsylvania on behalf of all persons and entities who purchased the Company's Common Stock during the period beginning April 25, 1994 and ending July 15, 1994 against the Company, Mr. Turchi and two former directors and officers of the Company. Ms. Lachance claims that the Company and the other defendants engaged in a plan to inflate the market price of the Company's Common Stock after the Company's proposed merger with ValueVision was terminated by misstating and concealing material information concerning the Company's financial condition, operations and prospects. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The defendants have answered the complaint, denying its material allegations. As no monetary damages have been specified, the Company cannot determine with accuracy the impact an adverse judgement in this matter would have on the Company's results of operations and financial position.

  Campbell v. National Media Corporation

  On July 28, 1994, William H. Campbell filed a complaint in the United States Court for the Eastern District of Pennsylvania against the Company and Mr. Turchi. Mr. Campbell is a former officer of the Company. Mr. Campbell alleges that the Company and Mr. Turchi fraudulently induced him to purchase the Company's Common Stock through the exercise of stock options and to forebear from selling his shares of Common Stock. Mr. Campbell claims that Mr. Turchi controlled the Company and that the actions of the Company and Mr. Turchi were designed to assist Mr. Turchi in maintaining such control. Specifically, Mr. Campbell claims that the Company and Mr. Turchi violated federal and state securities laws, made negligent and fraudulent misrepresentations and breached agreements he had with the Company. Mr. Campbell seeks to recover compensatory damages in excess of $1.3 million and punitive damages and to rescind all alleged debts owed by Mr. Campbell to the Company (approximately $238,000 at July 31, 1994). The Company and Mr. Turchi filed motions to dismiss and/or for summary judgement, which motions were denied by the Court on November 3,
  1994.   The parties have informally reached a confidential settlement of the action, and on December 9, 1994, the court dismissed the case with prejudice. The court has retained jurisdiction of the case for 90 days, however, in the event that any party seeks to have the dismissal vacated, modified or stricken should the parties fail to execute and deliver a definitive settlement agreement. Although the Company has no reason to expect that such a definitive settlement agreement will not be executed by all parties, there can be no assurance that the settlement will be so finalized. Management of the Company believes that the definitive settlement, if implemented on substantially the terms of the informal settlement, would not be likely to have a material adverse effect on the financial position or results of operations of the Company.

  Efron and Cohen Class Action

  In December, 1994, Bruce Efron and Phillip Cohen filed a purported class action lawsuit in federal court against the Company and certain of its former officers and directors on behalf of all persons and entities who purchased Common Stock during the period beginning April 25, 1994 and ending July 15, 1994. The allegations of this complaint are substantially similar to those in the Lachance class action detailed above. No monetary damages have been specified in the complaint. The Company timely filed an answer to the complaint in January 1995 and intends to continue to vigorously defend this action.

  Direct Records, Inc.

  On December 21, 1994, the Company gave notice of the termination of an agreement with Direct Records, relating to the production and marketing of musical recordings through infomercials. Such termination was based on certain disputes between the parties. The Company expected that Direct Records would contest the termination and possibly commence an action against the Company, including, without limitation, the assertion of claims for substantial monetary damages. The Company and Direct Records have definitively resolved the matter by entering into a settlement agreement on February 3, 1995 containing mutual and general releases of the parties. Under the terms of the settlement agreement, the Company paid $325,000 to Direct Records, the charge for which is recorded in the three months ended December 31, 1994.

  The Wall Street Group, Inc.

  In March 1994, the Wall Street Group, Inc. filed a demand for commercial arbitration with the American Arbitration Association (the "AAA") in connection with a 1990 agreement under which The Wall Street Group was to provide financial public relations services to the Company. That agreement was terminated in August, 1992. The arbitration demand seeks to recover $26,837 in fees and expenses allegedly due The Wall Street Group for services provided to the Company under such agreement (together with interest and attorney's fees), plus an injunction requiring the Company to recognize The Wall Street Group's alleged right to receive from the Company options to purchase 158,973 shares of the Company's common stock for $258,333. The Company disputes The Wall Street Group's claims and, in particular, the number and exercise price per share of the options to which The Wall Street Group claims it is entitled. The AAA is in the process of appointing an arbitration panel for the proceeding, and the parties have agreed to exchange documents and requested that the AAA schedule an arbitration hearing; however, no dates have yet been set. The parties have tentatively reached a confidential settlement of the action. Although the Company has no reason to expect that a definitive settlement agreement will not be executed by the parties, there can be no assurance that the settlement will be so finalized. Management of the Company believes that the definitive settlement, if implemented on substantially the terms of the tentative settlement, would not be likely to have a material adverse effect on the financial position or results of operations of the Company.

  As noted above the Company is a party to significant legal proceedings and regulatory investigations. An adverse judgement against the Company in one or more of the above matters is likely to have a material adverse impact on the Company's results of operations and financial position.

5.Cash Flow - Non-cash Financing Activities

  During the nine month period ended December 31, 1994, the Company engaged in certain non-cash financing activities which resulted in the reduction of the Company's current liabilities in the approximate amount of $3,400,000. Approximately $1,700,000 related to the issuance of 500,000 shares of the Company's Common Stock in connection with the settlement of the Salaman litigation discussed in Note 4 (Contingent Matters) herein. The remaining $1,700,000 represents an offset of severance expense payable to the Company's former Chairman and Chief Executive Officer ("CEO") as described more fully in Note 6 (Commitments - Severance) herein, by amounts due the Company by the former Chairman and CEO which were previously included in Notes Receivable in the Shareholder's equity section of the balance sheet.

6.Commitments - Severance

  On September 12, 1994, John J. Turchi, Jr. resigned as Chairman of the
  Board and Chief Executive Officer of the Company. The Company recorded severance expense of $2,650,000, pursuant to a Letter Agreement executed in connection with his resignation and the terms of his employment agreement, which at the time of his resignation had a remaining term of approximately four years and provided for an annual base salary of $600,000. On December 21, 1994, the date Mr. Turchi resigned as a member of the Company's Board of Directors, the Company and Mr. Turchi entered into further agreements in part amending the earlier separation agreement. Pursuant to such agreements, the Company has agreed to (i) pay Mr. Turchi $50,000 per month until March 31, 1995, (ii) forgive two notes made by Mr. Turchi, one in the principal amount of $80,750 (the "1992 Note") and one in the principal amount of $1,565,439 (the "1994 Note") in three installments of (a) $600,000 of unpaid principal and interest on such notes (applied first to the 1992 Note and then the 1994 Note) on January 2, 1995, (b) $600,000 of unpaid principal and interest (applied first to interest and then to principal) on January 2, 1996 and (c) the balance of outstanding interest and principal on the 1994 Note, if any, on January 2, 1997, (iii) modify such notes to provided that the note become due and payable on January 1, 1997 rather than (a) the date Mr. Turchi terminates his employment with the Company or
  (b) upon the sale of the Common Stock purchased in part with the proceeds of such notes, (v) accelerate the vesting of 750,000 options to acquire shares of the Company's Common Stock in accordance with the terms of his employment agreement and (vi) retain Mr. Turchi as a consultant for a term of 36 months.

  Pursuant to the terms of Mr. Turchi's consulting agreement, Mr. Turchi will hold himself available to perform consulting services for the Company as requested by the Chairman or Vice Chairman of the Board for a maximum of 12 hours per month for a period of 36 months. The consulting services to be provided by Mr. Turchi will involve every aspect of the Company's business, including information and related matters about vendors and customers of the Company. Mr. Turchi will be paid at the rate of $2,000 per month for the period January 1995 - March 1995, $40,000 per month for the period
  April 1995 - September 1995 and $2,000 per month for the period October
  1995 until the termination of the agreement. Because Mr. Turchi will serve as a consultant to the Company, he will continue to be eligible to participate in the 1991 Option Plan and stock options granted to him under such plan, but yet unexercised, will terminate 90 days after the termination of his services as a consultant. The option agreements pursuant to which Mr.
  Turchi was granted such stock options have been amended to provide that Mr. Turchi may not pay the exercise price of such stock options by delivering a promissory note.

7.Equity Investment

  During the three months ended December 31, 1994, the Company raised a total of approximately $9,605,000 (net of $655,000 of offering costs including legal fees, fees due investment bankers, etc.) through the sale, in privately negotiated transactions, of a total of 255,796 investment units
  ("Units").   As of December 31, 1994, the Company received payment for
  244,546 Units with the payment for the remaining units being received in early January 1995. Approximately $450,000 related to the remaining Units is included in accounts receivable at December 31, 1994. Each Unit consists of one share of Series B Convertible Preferred Stock, par value $.01 per share (the "Preferred Stock"), of the Company and a warrant (the
  "Warrants") to purchase twelve (12) shares (subject to adjustment) of common stock, par value $.01 per share (the "Common Stock"), of the Company. Each share of Preferred Stock is valued at $40 per share for conversion purposes, is convertible into Common Stock at a price of $4.00 per common share (subject to adjustment) and carries no preferred dividend right. The Warrants are exercisable at a price of $4.80 per share of Common Stock, except for those applicable to 3,546 Units which are exercisable at a price of $5.74 per share of Common Stock. The warrants are exercisable as follows:

  Units        Warrants       Date Exercisable           Expiration Date
  -----        --------       ----------------           ---------------
   32,250       387,000       October 5, 1995            October 5, 2004
  223,546     2,682,552       December 19, 1995          December 19, 2004

  Certain executive officers and directors of the Company participated in the aforementioned private placement acquiring 17,921 Units. The purchase price of these Units was at the same prices as offered to other investors. The Company has reserved 2,557,960 shares of Common Stock for issuance in connection with the conversion of the aforementioned Preferred Stock and 5,319,552 shares of Common Stock for issuance upon the exercise of the aforementioned warrants, as well as, the 2,250,000 warrants issued to an investor in connection with the Term Loan discussed in Note 8 below. Holders of the aforementioned Common Stock issuable upon conversion of the Preferred Stock or upon exercise of the Warrants and Loan Warrants have certain demand registration rights and piggy-back registration rights with respect to such shares. The Preferred Stock issued (on a common stock equivalent basis) represents approximately 15% of the Company's current outstanding shares of Common Stock (after giving effect to the issuance of such shares).

8.Debt Refinancing

  During the quarter, the Company closed on a $5,000,000 five-year secured term loan with an independent investor pursuant to a Note and Warrant Purchase Agreement, dated as of October 19, 1994 ("the Term Loan"). Approximately $3.1 million of the proceeds of the loan have been used to repay the Company's pre-existing bank credit facility. The balance of the proceeds are being utilized for working capital purposes. The Company also issued to the investor a warrant (the "Loan Warrants") to purchase 2,250,000 shares (subject to adjustment) of Common Stock. The Loan Warrants are exercisable at a price of $4.80 per share of Common Stock at any time from and after September 30, 1995 until September 30, 2004. Based on a preliminary independent valuation analysis, the Company has valued the Loan Warrants at approximately $1.8 million. The corresponding loan discount is being amortized over the life of the loan (60 months) and is included in interest expense.

  The Term Loan bears interest on the unpaid principal amount at a floating rate equal to the prime rate plus .5%, and is payable, monthly in arrears, on the first day of each month, commencing November 1, 1994. The entire principal amount of the Term Loan is payable on September 30, 1999. The Term Loan is secured by a lien on all of the inventory, receivables, trademarks, tradenames, service marks, copyright and all other assets of the Company and its subsidiaries. Such lien on certain non-domestic assets of the Company is subordinate to a lien held by Barclays Bank PLC. At present, the Company has an overdraft line with Barclays Bank PLC in the amount of L200,000 (approximately $300,000). Under the Note and Warrant Purchase Agreement, the Company is subject to certain restrictions, including the payment of dividends, and must comply with covenants including the maintenance of specific ratios.

9.Series B Convertible Preferred Stock

  In October 1994, the Company authorized the issuance of a series of preferred stock designated "Series B Convertible Preferred Stock", par value $.01 per share, consisting of 400,000 shares, of which a total of 255,796 shares have been issued in connection with the private placements, as described above in Note 7 (Equity Investment).

  Each share of Series B Preferred Stock is valued at $40.00 per share for conversion purposes and is presently convertible at the option of the holder into shares of Common Stock at a price of $4.00 per share of Common Stock (subject to adjustment). The holders of shares of Series B Preferred Stock shall be entitled to receive dividends declared on the Common Stock as if the shares of Series B Preferred Stock had been converted into shares of Common Stock. Holders shall be entitled to receive a liquidation preference in an amount equal to $40.00 per share of Series B Preferred Stock. Except as to the election of directors, each share of Series B Preferred Stock has voting rights equivalent to the total number of shares of Common Stock into which the share of the Series B Preferred Stock is convertible. The holders of the Series B Preferred Stock, voting as a class, have the right to elect two directors; the holders of the Common Stock, voting as a class, have the right to elect the remaining directors. The Series B Preferred Stock right to elect two directors terminates under certain circumstances.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company is engaged in the direct marketing of consumer products. Prior to fiscal 1992, the Company derived substantially all of its net revenues attributed to continuing operations from product sales in the United States and Canada through the use of infomercials. The Company's operating results continue to depend upon its ability to introduce and sell new products. The Company is generally dependent on its most successful products to generate a significant portion of its net revenue. In order to reduce the risk associated with a limited number of successful products, the Company has taken several actions since the end of fiscal 1991 designed to increase its revenues and profitability. The Company has focused on expanding its product sales internationally by introducing infomercials which have proven to have consumer appeal in the United States. As a result of this initiative the Company anticipates that a greater percentage of its revenues will be derived from the international infomercial market, that air shows from the Company's library, thus reducing the Company's dependence on new show production. The Company has also begun to take advantage of the product awareness created by infomercials by extending the sales life of its infomercial products through non-infomercial distribution channels, such as retail arrangements and by entering into agreements with manufacturers of consumer products in which the Company's strategic partner will supply new products and retail distribution channels for product sales.

Results of Operations

The following table sets forth the operating data of the Company as a percentage of net revenues for the periods indicated below.

                                                             Three months Ended            Nine months Ended
                                                                December 31,                  December 31,
                                                            1994         1993              1994          1993
                                                            ----         ----              ----          ----
Statement of Operations Data:

   Net revenues.......................................     100.0%        100.0%            100.0%        100.0%

   Operating costs and expenses:
      Media purchases.................................      28.5          36.0              30.3          32.3
      Direct costs....................................      56.3          56.2              54.8          54.8
      Selling, general and administrative.............      11.3          14.0              12.1          12.0
      Severance expense for former Chairman and
      Chief Executive Officer.........................                                       2.2
      Unusual charges.................................       2.9           5.1               1.5           3.4
      Interest expense................................        .4            .2                .3            .2
                                                           -----         -----             -----         -----
         Total operating costs and expenses...........      99.4         111.5             101.2         102.7
                                                           -----         -----             -----         -----
   Income (loss) before income taxes..................        .6         (11.5)             (1.2)         (2.7)
                                                           -----         -----             -----         -----
   Net income (loss)  ................................        .6%        (11.2)%            (1.2)%        (2.7)%
                                                           =====         =====             =====         =====

Three months ended December 31, 1994 compared to three months ended December 31, 1993

Net revenues

Net revenues were $41.3 million for the three months ended December 31, 1994 as compared to $38.8 million for the three months ended December 31, 1993, an increase of $2.5 million or 6.4%.

Domestic net revenues. Domestic net revenues were $20.7 million for the three months ended December 31, 1994 as compared to $27.8 million for the three months ended December 31, 1993, a decrease of $7.1 million or 25.5%. Domestic infomercial net revenues decreased by $5.5 million or 23.5% due to a significant reduction in the number of airings during the three months ended December 31, 1994 as compared to the three months ended December 31, 1993 and the increased sale of media time during the current period as a result of the Company's establishment of media brokerage activities. The Company sells some time in lieu of airing its own shows when the sale of such time is deemed to be more beneficial to the Company.  Domestic net revenues were also unfavorably impacted as a result of changes in the Company's sales mix toward higher priced products, which products have historically experienced a higher return rate. Returns as a percentage of gross revenues increased from 7.9% in the prior three month period to 17.0% in the current
three month period.   Non-infomercial net revenue decreased by $1.6 million.
Retail royalties declined from $1.9 million in the three months ended December 31, 1993 to $1.0 million in the three months ended December 31, 1994 primarily due to strong royalties from the Jet Aire, Flying Lure and Tony Little Target Training products in the 1993 period. Approximately 62% and 20% of the Company's current period domestic net revenues were generated from sales of the Powerwalk Plus and Regal Ware Royal Diamond Cookware, respectively.

The Company's relationship with Bruce and Kris Jenner, who have served as spokespersons in infomercials for several of the Company's exercise products, has changed. In consideration of the Company's agreement to release the Jenners from their obligation of exclusivity to the Company in the area of exercise and fitness products, the Company has been released from its annual guaranteed royalty obligations to the Jenners. The Jenners are under no further obligation to appear in infomercials produced by or for the Company.

The Company recently announced the execution of a 3 year agreement with Positive Response Television (PRT) concerning the distribution of new home shopping infomercial programming. Under the agreement, the Company will acquire certain domestic and international distribution rights for new infomercials to be produced by PRT. The Company will have exclusive rights to broadcast these infomercials, domestically on its proprietary air time on TNN (The Nashville Network) and Home Team Sports while, for the rest of the world excluding New Zealand, it will have exclusive rights to air the infomercials and market the products in all channels of distribution. In addition the Company also sold the Amazing Discoveries service mark to PRT for $100,000. The Company will retain ownership of all Amazing Discoveries infomercials produced prior to the date of this agreement. The new agreement with PRT coupled with the Company's recent additions to its marketing staff should allow the Company to compete more effectively in the area of product and infomercial development. The Company has recently aired two new infomercials. Preliminary results are encouraging.

Foreign net revenues. Foreign net revenues were $20.6 million for the three months ended December 31, 1994 as compared to $11.0 million for the three months ended December 31, 1993, an increase of $9.6 million or 87.3%. This increase was primarily due to the expansion of the Company's foreign operations from 28 countries at December 31, 1993 to over 40 countries at December 31, 1994. Of primary importance was the Company's successful airing of infomercials in Japan. During the three months ended December 31, 1994, the Company increased its presence in Japan through the addition of two new broadcast stations. In addition, the Company has recently announced that an additional eight new stations in Japan have agreed to air the Company's infomercials. Preliminary results from the active new stations are encouraging. Net revenues earned in Japan accounted for 34.9% of foreign net revenues for the period. Other factors contributing to the increase were a reduction in the rate of returns and undeliverable product as a percentage of gross revenues from 16.6% in the three months ended December 31, 1993 to 15.4% in the three months ended December 31, 1994 and an increase in licensee sales. Licensee sales represent the sale of products to a third party who assumes full responsibility for fulfillment and distribution in a particular area or country. Currently, foreign net revenues are not dependent on any single product due to the Company's large show library.

Operating costs

Total operating costs and expenses were $41.0 million for the three months ended December 31, 1994 as compared to $43.2 million for the three months ended December 31, 1993, a decrease of $2.2 million or 5.1%.

Media purchases. Media purchases were $11.8 million (net of $4.1 million in media sales) for the three months ended December 31, 1994 as compared to $14.0 million (net of $2.0 million in media sales) for the three months ended December 31, 1993, a decrease of $2.2 million or 15.7%. The ratio of media purchases to net revenues decreased from 36.0% in the three months ended December 31, 1993 to 28.5% in the three months ended December 31, 1994. This decrease in the ratio of media purchases reflects the higher proportion of international net revenues in the three month period ended December 31, 1994 as compared to December 31, 1993. International net revenues are generally subject to lower rates. The increased availability of lower rate media time served to further reduce the cost of international media costs during the three months ended December 31, 1994. In addition, the Company's effective management of its domestic media portfolio, especially through the sale of media time during the holiday season, resulted in a significant improvement in its domestic ratio of media purchases to net revenues during the three months ended December 31, 1994.

Direct costs. Direct costs consist of the cost of materials, freight, infomercial production, commissions and royalties, fulfillment, inbound telemarketing, credit card authorization, and warehousing. Direct costs were $23.2 million for the three months ended December 31, 1994 as compared to $21.8 million for the three months ended December 31, 1993, an increase of $1.4 million or 6.4%. This is reflective of the 6.4% increase in net revenues during the three months ended December 31, 1994 as compared to the three months ended December 31, 1993. The ratio of directs costs to net revenues increased slightly from 56.2% in the three months ended December 31, 1993 to 56.3% in the three months ended December 31, 1994.

Domestically, direct costs declined as a percentage of net revenue as higher material costs due to a change in product mix were more than offset by reduced freight, production, telemarketing and commission costs.
Internationally, direct costs increased as a percentage of net revenues as a result of increased telemarketing, COD processing and freight charges associated with the Company's expansion into new countries, especially Japan.

Selling, general and administrative

Selling, general and administration expenses decreased approximately 13.0% from $5.4 million for the three months ended December 31, 1993 to $4.7 million for the three months ended December 31, 1994. Selling, general and administrative expenses as a percentage of net revenues decreased from 14.0% for the three month period ended December 31, 1993 to 11.3% for the three month period ended December 31, 1994. This was a direct result of the Company realizing the benefits of a significant increase in foreign revenue (61.9%). International selling, general and administrative expenses increased, but did so at a lower proportional rate. In addition, the Company reduced domestic personnel costs by approximately $480,000 primarily as a result of the Company's staff reductions enacted in late fiscal year 1994 and early fiscal year 1995. Legal expenses (excluding amounts offset against the Company's financing activities) declined during the period, however the Company continues to be subject to a number of legal proceedings and investigative actions and it is anticipated that the Company will continue to incur significant legal fees.

Unusual charges

Included in the unusual charges of $1,192,000 for the three months ended December 31, 1994 is $1,100,000 in costs, including related legal fees connected with the settlement of the Direct Records dispute and the tentative settlement of the Shareholders' Federal Class Action litigation, $70,000 in costs associated with the ValueVision Terminated Tender Offer and $22,000 of costs connected with the Salaman litigation.

Unusual charges for the three months ended December 31, 1993 were $1,984,000, the primary components of which were $784,000 related to certain legal settlements, including $550,000 related to the Positive Response litigation; $200,000 in legal fees associated with the aforementioned settlements, as well as the Ronic and Shareholder's Federal Class Action litigation; and $1,000,000 related to the relocation of the Company's fulfillment center to Phoenix, Arizona.

Interest expense

Interest expense was $181,000 for the three months ended December 31, 1994 as compared to $55,000 for the three months ended December 31, 1993, an increase of $126,000. This increase is due to an increase in the Company's average outstanding debt balance and higher interest rates during the current period, as well as, $60,000 of amortization related to the $1.8 million discount on the Term Loan as discussed in Note 8 (Debt Refinancing) herein.

Income taxes

The effective tax rate of 0% for the three months ended December 31, 1994 is a result of the Company's current loss position. The effective tax rate (benefit) of (3.1%) for the three months ended December 31, 1993 is lower than the statutory tax rate due to the utilization of net operating loss and tax credit carry forwards.


Nine months ended December 31, 1994 compared to nine months ended December 31, 1993

Net revenues

Net revenues were $120.2 million for the nine months ended December 31, 1994 as compared to $129.1 million for the nine months ended December 31, 1993, a decrease of $8.9 million or 6.9%.

Domestic net revenues. Domestic net revenues were $71.8 million for the nine months ended December 31, 1994 as compared to $99.2 million for the nine months ended December 31, 1993, a decrease of $27.4 million or 27.6%. Domestic infomercial net revenues decreased by $22.0 million primarily due to a reduction in the number of airings and a full nine months of media sales verses only three months in the 1993 period. The Company initially began selling media time in October 1993 primarily to allow the Company to more effectively manage its domestic media portfolio. Non-infomercial activity decreased by $5.4 million primarily as a result of the Company's decision to receive royalties for certain products in lieu of full sales participation in retail distribution. Despite the $5.4 million decline in non-infomercial net revenue, the Company realized approximately $.8 million of additional gross profit from non-infomercial net revenues during the current nine month period as compared to the prior nine month period. In addition, as a result of its decision to shift away from owning inventory for retail sales in favor of royalty arrangements with manufacturers, the Company has provided itself with a more stable and steady stream of royalty revenue with limited associated inventory risk. Approximately 57% and 15% of the Company's current period domestic net revenues were generated from sales of the Powerwalk Plus and Regal Ware Royal Diamond Cookware, respectively.

Foreign net revenues. Foreign net revenues were $48.4 million for the nine months ended December 31, 1994 as compared to $29.9 million for the nine months ended December 31, 1993, an increase of $18.5 million or 61.9%. The increase in net revenues from international sales is primarily due to the expansion of the Company's foreign operations from 28 countries at December 31, 1993 to more than 40 countries at December 31, 1994, an increase in the international show library, and increased licensee sales. Of significance was the Company's airing of infomercials in Japan starting in late July 1994. Japanese net revenues contributed approximately $10.7 million of the increase in net revenues during the nine month period.

Operating costs

Total operating costs and expenses were $121.6 million for the nine months ended December 31, 1994 as compared to $132.6 million for the nine months ended December 31, 1993, a decrease of $11.0 million or 8.3%.

Media purchases. Media purchases were $36.4 million (net of $10.3 million in media sales) for the nine months ended December 31, 1994 as compared to $41.7 million (net of $2.0 million in media sales) for the nine months ended December 31, 1993, a decrease of $5.3 million or 12.7%. The ratio of media purchases to net revenues decreased from 32.3% in the nine months ended December 31, 1993 to 30.3% in the nine months ended December 31, 1994. This decrease is a result of current period domestic media purchases being favorably impacted by a more effective mix of media time utilized to air Company products and media time sold. In addition, the media purchases to net revenue ratio benefited from the increase in international net revenues as a percentage of total net revenues. These net revenues are subject to a lower rate. International media purchases also benefited from the increased availability of lower cost media time and increased licensee revenues which carry no direct media cost.

Direct costs. Direct costs consist of the cost of materials, freight, infomercial production, commissions and royalties, fulfillment, inbound telemarketing, credit card authorization, and warehousing. Direct costs were $65.9 million for the nine months ended December 31, 1994 as compared to $70.7 million for the nine months ended December 31, 1993, a decrease of $4.8 million or 6.8%. This decrease was primarily a result of the 6.9% decrease in net revenues during the period. The ratio of direct costs to net revenues
remained constant at     54.8% for the nine months ended December 31, 1994
and December 31, 1993.

Domestically, higher infomercial product costs due to a change in product mix
were offset by the reduction in freight and telemarketing costs.   The
Company's freight costs decreased from 6.4% of net revenues for the nine months ended December 31, 1993 to 5.5% for the nine months ended December 31, 1994. This decrease reflected reduced freight rates available through the use of a freight consolidator. Telemarketing declined as a percentage of net revenues as a result of a change in product mix to higher priced items. A significant reduction in non-infomercial direct costs was realized as a result of the Company's decision to receive royalties for certain products in lieu of full sales participation in retail.

Internationally, directs costs as a percentage of net revenues increased approximately 6.4 percentage points primarily due to increased freight, telemarketing and processing costs as a result of the Company's expansion into new countries, especially Japan, and the effect of increased licensee sales which carry a higher direct cost percentage.

Selling, general and administrative

Selling, general and administrative expenses decreased from $15.5 million for the nine month period ended December 31, 1993 to $14.5 million for the nine month period ended December 31, 1994. Selling, general and administrative expenses as a percentage of net revenues increased slightly from 12.0% for the nine month period ended December 31, 1993 to 12.1% for the nine month period ended December 31, 1994. The percentage increase is directly attributable to the 6.9% decline in net revenues in the nine month period ended December 31, 1994 as compared to the nine month period ended December 31, 1993. Significant fluctuations in selling, general and administrative expenses included a decrease in domestic personnel costs of $1,026,000 and a $251,000 foreign currency exchange rate gain which were partially offset by an increase in bad debt expense of $640,000. The increased provision primarily relates to an increased reserve against royalties due from a single customer.

The decrease in domestic personnel costs of $1,026,000 was a result of the Company's staff reductions in late fiscal year 1994, early fiscal year 1995. Legal expenses (excluding amounts classified as unusual charges and amounts offset against the Company's financing activities) were approximately $900,000 for the nine month periods ended December 31, 1994 and December 31, 1993. The Company continues to be subject to a number of legal proceedings and investigative actions and it is anticipated that the Company will continue to incur significant legal fees.

Severance expense for former Chairman and Chief Executive Officer

Severance expense of $2.65 million relates to the resignation of the Company's former Chairman and Chief Executive Officer. See Note 6 (Commitments - Severance) herein for further discussion.

Unusual charges

The nine months ended December 31, 1994 includes unusual charges of $1,768,000 comprised primarily of $1,135,000 in costs, including legal fees connected with the settlement of the Direct Records dispute and the tentative settlement of the Shareholders' Federal Class Action litigation, $448,000 in costs associated with the ValueVision Terminated Tender Offer and $185,000 of costs connected with the Salaman litigation.

Unusual charges for the nine months ended December 31, 1993 were $4,449,000, the primary components of which were $2,284,000 connected with certain legal settlements, including $1,500,000 for the Ronic litigation and $550,000 for the Positive Response litigation; $738,000 in legal fees associated with the aforementioned Ronic, Positive Response and the Shareholders' Federal Class Action litigation and $1,000,000 related to the relocation of the Company's fulfillment center to Phoenix, Arizona.

Interest expense

Interest expense was $410,000 for the nine months ended December 31, 1994 as compared to $225,000 for the nine months ended December 31, 1993, an increase of $185,000. This increase was due to an increase in the Company's average outstanding debt balance and higher interest rates during the current period and the aforementioned $60,000 amortization of the debt discount applicable to the new Term Loan.

Income taxes

The effective tax rate of 0% for the nine months ended December 31, 1994 and 1993 is a result of the Company's continuing loss position.

Liquidity and Capital Resources

The Company's working capital was $19.9 million at December 31, 1994 compared to $1.4 million at March 31, 1994, an increase of $18.5 million. The Company's working capital was favorably impacted as a result of the Company's financing activities completed during the period.

On October 5, 1994 and December 19, 1994, the Company sold in private placement transactions 255,796 investment units ("Units") resulting in a total capital infusion of $9,605,000 after offering costs of $655,000. Each Unit consisted of one share of Series B Convertible Preferred Stock of the Company and a warrant (the "Warrants") to purchase twelve (12) shares (subject to adjustment) of common stock of the Company. Each share of Preferred Stock is valued at $40.00 per share for conversion purposes and is convertible into shares of Common Stock at a price of $4.00 per common share (subject to adjustment). The Preferred Stock carries no preferred dividend right. The majority of the Warrants are exercisable at a price of $4.80 per share of Common Stock at any time from and after October 5, 1995 or December 19, 1995 until October 5 or December 19, 2004.

The October 5, 1994 private placement involved the sale of 32,250 Units to various individuals including 9,375 Units to members of management. The December 19, 1994 private placement involved the sale of 223,546 Units under two separate security purchase agreement. Approximately 88,750 Units were sold to a group comprised of Safeguard Scientifics (Delaware), Inc., ("Safeguard") and various related entities and individuals including Company directors, Ira M. Lubert and Charles L. Andes. Another 6,046 Units were sold to members of management.

Prior to the December 19, 1994 private placement, the Board carefully evaluated the current and projected financial position of the Company, including its liquidity needs. The Audit Committee of the Board expressly authorized the Company to make an application to the New York Stock Exchange to consummate the transactions without seeking shareholder approval because, in the Audit Committee's opinion, the delay necessary in securing shareholder approval would seriously jeopardize the Company's financial viability. Without such authorization from the New York Stock Exchange, under the New York Stock Exchange rules (but not under Delaware state corporate law), shareholder approval of such transactions would have otherwise been required. In reaching this conclusion, the Audit Committee noted that the report of the Company's independent auditors included in the Company's Form 10-K for the fiscal year ended March 31, 1994 makes reference to the need for additional liquidity to ensure the Company's viability. The New York Stock Exchange has accepted this application.

On October 19, 1994, the Company entered into a Note and Warrant Purchase Agreement (the "Agreement") with an investor pursuant to which it obtained a $5 million five year interest only term loan (the "Term Loan"). The loan bears interest at a rate equal to the prime rate plus .5%, payable monthly commencing on November 1, 1994. This loan provides a significant benefit to the Company due to its long term nature and beneficial interest rate as compared to the Company's previous bank credit facility. The loan is secured by a lien on substantially all of the assets of the Company and its subsidiaries. Approximately $3.1 million of the proceeds were used to repay the Company's pre-existing bank debt. The investor received a warrant to purchase 2,250,000 shares (subject to adjustment) of the Company's common stock at $4.80 per share at any time from and after September 30, 1995 until September 30, 2004 as part of the Agreement. The investor paid $22,500 for these warrants.

The remainder of the Term Loan proceeds, as well as the proceeds from the private placement Units are being used for working capital purposes including repayment of certain key vendors, production of new shows, purchase of media time and purchase of inventory to support international expansion into new marketplaces, especially Japan, Singapore and Spain. Subsequent to December 31, 1994, the Company has made approximately $4.5 million in payments to vendors relating to prior periods.

The Company's inventory increased by $4.3 million or 40.2% from $10.7 million at March 31, 1994 to $15.0 million at December 31, 1994. Domestic inventories decreased $1.1 million, and international inventories increased $5.4 million. Domestic inventories were reduced as a result of the Company's decision to pursue a significant portion of its non-infomercial sales through its strategic partners. In these relationships, the strategic partners are responsible for non-infomercial inventory. The increase internationally is primarily attributable to the Company's need to support its continued international expansion, especially into Japan, as is evidenced by the 61.9% growth in foreign net revenues during the nine months ended December 31, 1994.

As a result of the above, the Company's operating activities for the period ended December 31, 1994 resulted in a use of cash of $1.1 million as compared to $2.3 million for the period ended December 31, 1993 and $2.2 million for the year ended March 31, 1994. The Company's working capital and cash flow from operations during the nine months ended December 31, 1994 were favorably impacted by certain non-cash financing transactions as discussed in Note 5 (Cash Flow - Non-Cash Financing Activities) herein, and the Company's working capital also benefited from the repayment of its short term line of credit bank debt with proceeds from the aforementioned Term Loan.

Subsequent to December 31, 1994, the Company settled the Direct Records dispute and tentatively settled the Shareholders' Federal Class Action litigation for $325,000 and an estimated $725,000, respectively. The current quarter's statement of operations reflects the charges for these items. The $325,000 due Direct Records has been paid while the estimated $725,000 settlement for the Shareholders' Federal Class Action litigation will have a future effect on the Company's liquidity and capital resources.

As noted in its annual report for the period ending March 31, 1994, the Company's ability to continue as a going concern was stated to be dependent on its ability to implement its plans to effect certain cost reductions, to generate significant revenues from the sale of existing inventories in the international marketplace, to arrange new credit facilities, to resolve successfully current outstanding litigation and regulatory investigations and/or to obtain additional capital through the sale of securities or otherwise. During the three months ended December 31, 1994, the Company implemented two principal components of the foregoing plans by replacing its former credit facility with a five-year $5,000,000 term loan and obtaining in excess of $10,000,000 in additional capital through the sale of securities as more fully described above. The Company's financial position shows significant improvement as a result of its recent financing activities. The Company is continuing to attempt to implement other elements of the plans referred to above. However, no assurances can be given that the Company's actions will be successful. In addition, issuance of any shares of Common Stock upon the conversion of shares of the Preferred Stock or the exercise of the Warrants and Loan Warrants referred to above would have a dilutive effect upon existing shareholders. The majority of Warrants and Loan Warrants are exercisable at $4.80 share.

Pursuant to a previously announced agreement executed by the Company, Buckeye Communications, Inc. ("Buckeye") and Mark Hershhorn when Mr. Hershhorn became president of the Company in August, 1994 (the "Agreement") concerning among other things, the release of Mr. Hershhorn by Buckeye from his employment-related obligations to Buckeye, and as a result of the Company's success in consummating the above-referenced private securities sales, the Company recently consummated several transactions with Buckeye. Those transactions included the reimbursement of certain expenses of Buckeye, the issuance to Buckeye of options to purchase 75,000 shares of the Company's common stock and the purchase from Buckeye of a block of common stock of Positive Response Television, Inc. (26,596 shares at $17.00 share). In addition, as contemplated by the Agreement, the Company will begin negotiations with Buckeye concerning a potential joint venture regarding certain rights held by Buckeye with respect to Major League Baseball Properties.

                   PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
- - - -------------------------

The information contained in Note 4 (Contingent Matters) to the Condensed Consolidated Financial Statements in Part I of this report beginning on page 8 is incorporated herein by reference. All of these matters, except for the Efron and Cohen Class Action and Direct Records, Inc., referred to in Note 4 (Contingent Matters) have been the subject of disclosure in prior quarterly reports on Form 10-Q.

Other Matters

The Company in the normal course of its business is a party to litigation relating to trademark and copyright infringement, product liability, contract-related disputes, and other actions. It is the Company's policy to vigorously defend all such claims and to enforce its rights in these areas. Except as disclosed herein, the Company does not believe any of these actions either individually or in the aggregate, will have a material adverse effect on the Company's results of operations or financial condition.

Item 2. Changes in the Rights of the Company's Security Holders
- - - ---------------------------------------------------------------

During the three month period ended December 31, 1994, the Company authorized and issued a series of preferred stock, the Series B convertible preferred stock (the "Preferred Stock"). At the present time, the holders of the Preferred Stock have the right, as a class, to elect two directors to the Company's Board of Directors in addition to the directors elected by the holders of Common Stock. If the number of the Company's Board is increased to 15, the holders of the Preferred Stock will get to elect 3 directors.

Item 4. Results of Votes of Security Holders
- - - --------------------------------------------

See additional discussion in the Liquidity and Capital Resource section of Management's Discussion and Analysis of Financial Condition and Results of Operations, herein regarding the Board of Directors decision to authorize the Company to make an application to the New York Stock Exchange to consummate the December 1994 private placement transactions without seeking shareholder approval because, in the Audit Committee of the Board of Director's opinion, the delay necessary in securing shareholder approval would seriously have jeopardized the Company's financial viability.

Item 5. Other Information
- - - -------------------------

Note Receivable from Former Officer

The Company is continuing negotiations with Kevin Harrington, a former executive officer and director of the Company, regarding notes receivable totaling $1,356,000 related to the exercise of stock options. These notes are past due and payable as a result of Mr. Harrington's sale of a portion of such stock and the termination of his employment with the Company effective June 30, 1994. Mr. Harrington has recently initiated repayment efforts.

Item 6. Exhibits and Reports on Form 8-K
- - - ----------------------------------------

(a)  The following exhibits are included herein:

     10.1 Employment Agreement between Registrant and Brian McAdams dated as of January 5, 1995.

     10.2 Employment Agreement between Registrant and Constantinos I. Costalas dated as of January 5, 1995.

     10.3 Marketing, Distribution and Service Mark Agreement dated as of October 19, 1994 made by and among National Media Corporation, Media Arts International, Ltd., and Positive Response Television, Inc.

* 10.4 Securities Purchase Agreement dated as of September 30, 1994 entered into between Registrant and, the persons executing, or causing to be executed, the signature page thereof.

* 10.5 Note and Warrant Purchase Agreement dated as of October 19, 1994 by and among National Media Corporation, Media Arts International, Ltd., Quantum International Limited and Safeguard Scientifics (Delaware), Inc.

**   10.6 Securities Purchase Agreement entered into between Registrant and, the persons executing, or causing to be executed, the signature page thereof.

***  10.7 Agreement between the Registrant, Buckeye Communications, Inc. and
          Mark Hershhorn, dated August 26, 1994.

* Incorporated by reference to Registrant's Report on Form 8-K dated October 5, 1994.
** Incorporated by reference to Registrant's Report on Form 8-K dated December 8, 1994.
*** Incorporated by reference to Registrant's Report on Form 8-K dated January 13, 1995.


(b)  The Company filed the following reports on Form 8-K:

     Form 8-K dated October 5, 1994
       Item 5. Other Events - Announcement by the Company of the following:
       sale on October 5, 1994, of 32,250 investment units for an aggregate purchase price of $1,290,000 pursuant to a Securities Purchase
       Agreement dated as of September 30, 1994 and consummation of a $5,000,000 five year secured term loan with Safeguard Scientific (Delaware), Inc. ("Safeguard") pursuant to a Note and Warrant Purchase Agreement, dated as of October 19, 1994. In connection with the loan transaction the Company also issued Safeguard a warrant to purchase 2,250,000 shares (subject to adjustment) of Common Stock and announced that Charles L. Andes, was proposed for election to the Company's Board of Directors.

     Form 8-K dated December 8, 1994
       Item 5. Other Events - Announcement of Company's execution of a Securities Purchase Agreement with Safeguard Scientific (Delaware), Inc. ("Safeguard"), Technology Leaders II LP., Technology Leaders II
       Offshore C.V., CIP Capital L.P. and a number of individuals, certain of which are associated with Safeguard and the other named institutional investors for the sale of an aggregate of 134,500 investment units for an aggregate purchase price of approximately $5.4 million and its intention to enter into additional agreements for the sale of 94,250 investment units for a purchase price of approximately $3.8 million. The Company also announced that Ira M. Lubert had been elected to the Company' Board of Directors.

     Form 8-K dated December 19, 1994
       Item 5. Other Events - Announcement by Company of the following: sale on December 19, 1994 of 134,500 investment units for an aggregate purchase price of approximately $5.4 million to various investors, including Safeguard pursuant to a Securities Purchase Agreement dated November 30, 1994 and sale of an additional 74,296 investment units for an aggregate purchase price of approximately $3.2 million to individual investors pursuant to a number of separate Securities Purchase Agreements; termination of an agreement with Direct Records, Inc.; signing of three year infomercial distribution agreement with Positive Response TV; and FTC's announcement of settlement of litigation with the Company as discussed in Note 4 (Contingent Matters).

     Form 8-K dated January 13, 1995
       Item 5. Other Events - Announcement of the Company's consummation of several transactions with Buckeye Communication, Inc. ("Buckeye") in accordance with an August 1994 agreement by and among the Company, Buckeye and Mark Hershhorn as a result of the Company's success in consummating private sales of its equity securities in the aggregate amount of approximately $10,260,000.

                        Index to Exhibits
                        -----------------




 Exhibit No.
 -----------

     10.1 Employment Agreement between Registrant and Brian McAdams dated as of January 5, 1995.

     10.2 Employment Agreement between Registrant and Constantinos I. Costalas dated as of January 5, 1995.

     10.3 Marketing, Distribution and Service Mark Agreement dated as of October 19, 1994 made by an among National Media Corporation, Media Arts International, Ltd., and Positive Response Television, Inc.

* 10.4 Securities Purchase Agreement dated as of September 30, 1994 entered into between Registrant and, the persons executing, or causing to be executed, the signature page thereof.

* 10.5 Note and Warrant Purchase Agreement dated as of October 19, 2994 by and among National Media Corporation, Media Arts International, Ltd., Quantum International Limited and Safeguard Scientifics (Delaware), Inc.

**   10.6 Securities Purchase Agreement entered into between Registrant and, the persons executing, or causing to be executed, the signature page thereof.

***  10.7 Agreement between the Registrant, Buckeye Communications, Inc. and
          Mark Hershhorn, dated August 26, 1994.

















* Incorporated by reference to Registrant's Report on Form 8-K dated October 5, 1994.
** Incorporated by reference to Registrant's Report on Form 8-K dated December 8, 1994.
*** Incorporated by reference to Registrant's Report on Form 8-K dated January 13, 1995.

                            SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                NATIONAL MEDIA CORPORATION
                                Registrant



                                /s/ Mark P. Hershhorn
                                ---------------------------
                                Mark P. Hershhorn
                                President
                                Chief Operating Officer




                                /s/ John J. Sullivan
                                ---------------------------
                                John J. Sullivan
                                Vice President
                                Chief Financial Officer
                                (Principal Financial Officer and
                                Chief Accounting Officer)






Date:  February 14, 1995