Form 10-K
period 1995-03-31
NATIONAL MEDIA CORP
filed 1995-06-29
CIK 70412

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                    ------
                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended March 31, 1995
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 1-6715

                          NATIONAL MEDIA CORPORATION
            (Exact name of registrant as specified in its charter)

               Delaware                                      13-2658741
     (State or other jurisdiction                         (I.R.S. Employer
   of incorporation or organization)                    Identification No.)

 1700 Walnut Street, Philadelphia, PA                          19103
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: 215-772-5000

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class:        Name of each exchange on which registered:
Common Stock, par value $ .01 per share              New York Stock Exchange
                                                   Philadelphia Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


   The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of May 31, 1995 was approximately $143,567,638*.

   There were 14,241,332 issued and outstanding shares of the Registrant's common stock, par value $.01 per share, at May 31, 1995. In addition, there were 686,710 shares of treasury stock as of such date.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement for its 1995 annual meeting of stockholders are incorporated by reference into Part III and IV.

*Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers and directors of the Registrant, without conceding that all such persons are "affiliates" of the Registrant for purposes of the federal securities laws, but including the shares beneficially owned by others listed on the "Security Ownership of Certain Beneficial Owners" table included in Registrant's proxy statement.

                                    PART I

ITEM 1: BUSINESS

GENERAL

   National Media Corporation ("the Company" or "National Media") is one of the leaders in the use of direct response transactional television programming, known as infomercials, to sell consumer products. The Company is engaged in this form of direct marketing of consumer products in the United States and Canada through its domestic subsidiary, Media Arts International, and overseas through the programming of its wholly-owned subsidiary, Quantum International Ltd. ("Quantum") which reaches over 40 countries in Europe, the Middle East, South America and the Pacific Rim. Through its programming, the Company introduced 13 new products in fiscal 1995, 8 of which were successfully introduced and are currently airing. The Company plans to introduce approximately 25 new products worldwide during fiscal 1996. In addition to these products, the Company markets products of independent third parties who provide programs to National Media. The Company currently has working relationships with three of the industry's leading infomercial production companies (Positive Response Television, Inc., Guthy-Renker Corporation and Inphomation, Inc.) to air their shows and distribute their products in the international marketplace. To capitalize on the consumer awareness and familiarity that National Media's infomercials create for its products, the Company, along with its strategic partners, also markets and sells its products through non-infomercial distribution channels, including retail stores and television home shopping programs.

   Infomercials are advertisements for consumer products, typically 30 minutes in length, which provide in-depth demonstrations and explanations of a product. In some cases, advertisements ranging from 1 to 2 minutes may be used. The Company attempts to present the product in an entertaining and informative fashion utilizing a variety of program formats, including talk shows and live paid studio audience programs. The product is made available for purchase by viewers through toll-free telephone numbers in the United States and Canada and through pay telephone numbers in other countries. These telephone numbers are provided on-screen during the broadcast.

   The Company's product line is concentrated in eight principal categories: health and fitness, automotive, kitchen and household goods, beauty and personal care, outdoor, music, self-improvement and crafts. For the majority of the products marketed by National Media, the Company manages all phases of the marketing of a product in both the United States and international markets, including the selection of the product, the manufacture of the product by third parties, the production and airing of the infomercial, and the delivery of the product to the customer. Orders are taken by independent telemarketing companies and are electronically transmitted to the Company's fulfillment centers where the product is packaged and shipped. The Company has an in-house customer service unit in North America and provides customer service for its international operations through independent fulfillment centers.

   In general, the Company airs each infomercial domestically for four to ten months or more, after which the potential exists for additional international airings which may range from twelve to twenty-four months. The Company's recent entrance into the Asian market provides it with an opportunity to further extend an infomercial's airing life. The Company's marketing efforts frequently include a second phase of distribution through non-infomercial marketing programs. Non-infomercial distribution includes sales through television home shopping programs; direct mail marketing through catalogs, credit card statement inserts, magazines and newspapers; and retail distribution.

THE INFOMERCIAL INDUSTRY

   The infomercial industry developed after the Federal Communications Commission ("FCC") rescinded its limitations on advertising minutes per hour in 1984, thereby permitting 30-minute blocks of television advertising. The deregulation of the cable television industry and the resulting proliferation of cable channels led to the growth of the infomercial industry by increasing the available media time in the United States, particularly during the hours between midnight and 9:00 a.m. Producers of infomercials, combining direct response marketing and retailing in a television talk show format, took advantage of the new opportunity to purchase the "dark time" from cable channels. After the initial growth period, the industry consolidated through the end of the 1980s. At the same time, increased attention from the Federal Trade Commission ("FTC") and consumer protection agencies led to increased regulation of the reliability of the advertisements. By the early 1990s, infomercials, and home shopping cable channels, had become more accepted by television viewers as a forum for obtaining information about products and services and making purchases from home.

COMPANY HISTORY

   National Media is the successor to National Paragon Corporation, a company engaged in the needlecraft business for more than 60 years, which filed for bankruptcy in 1985. Emerging from bankruptcy in 1986, the Company acquired an infomercial business, Media Arts International ("Media Arts"), as part of its plan of reorganization. In September 1990, the Company was approved for listing on the New York Stock Exchange. In April 1991, the Company sold National Syndications, Inc. ("NSI"), its specialty catalog/mail order business, and focused on developing its infomercial business. In June 1991, the Company acquired out of bankruptcy the business and assets of Quantum Marketing International ("Old Quantum"), a competitor in the infomercial business, which had a European operation. Since the beginning of fiscal 1992, the Company implemented a strategy involving the recruitment of management personnel with experience in the direct-response industry, the improvement of its product development and product sourcing practices, the acquisition of in-house product fulfillment and customer service capabilities, the expansion of current operations into the international marketplace and the development of other distribution outlets particularly through its strategic partners and retail stores.

PRODUCT AND INFOMERCIAL DEVELOPMENT

   The Company maintains a product development department which researches and develops new products that may be suited for direct response television marketing and subsequent marketing through non-infomercial distribution channels. Typically these products are selected based on their suitability for television demonstration and explanation.

   The Company's product development staff, consisting of nine employees, develops new product ideas from a variety of sources, including inventors, suppliers, trade shows, industry conferences, strategic alliances with manufacturing and consumer product companies and the Company's ongoing review of new developments within its eight targeted product categories. As a result of the Company's prominence in the infomercial industry, National Media receives unsolicited new product proposals from independent third parties. The Company currently reviews in excess of 100 new product proposals per month. In early calendar year 1994, the Company became a target of an acquisition bid by ValueVision International, Inc. ("ValueVision") which ultimately was never consummated. Management's and the Company's attention was directed from the production of infomercials. As a result of the foregoing and the Company's limited cash position, only 13 new products were introduced on a global basis during fiscal year 1995. The Company, revitalized by its capital infusion and improved operating results, expects to bring approximately 25 new products to market worldwide during fiscal 1996.

   The evaluation phase of the product development process generally takes approximately two to eight weeks, depending upon the product being reviewed. During this phase, the product development department evaluates the marketability of the product, determines whether adequate and timely supplies of the product can be obtained and analyzes whether the projected profitability of the product satisfies the Company's criteria. If the Company determines that a product idea that is owned by a third party is worth pursuing, the Company generally seeks to license exclusive worldwide rights to the product. With regard to certain of its products, however, the Company does not possess exclusive worldwide rights for all marketing venues. See -- "Licensing Arrangements."

   Once the Company decides to bring a product to market, it arranges for the production of a 30-minute infomercial for the product at a cost that generally ranges from $100,000 to $200,000. In addition, producers, hosts and spokespersons generally receive fees based upon the success of the product. The Company's infomercials are produced by independent production companies with experience in the Company's product categories in the United States and other countries. The production of an infomercial generally takes approximately eight to sixteen weeks to complete. The program is then tested in specific time slots on both national cable networks and targeted broadcast stations. If a show achieves successful results in the market test, it is aired on a rapidly increasing schedule on cable networks and broadcast stations. During this initial phase, the Company may modify the creative presentation of the infomercial and the retail pricing, depending upon viewer response. After the initial marketing phase, the Company may adjust the frequency of a program's airings to achieve a schedule of programs that it believes maximizes the profitability of all of the Company's products being marketed through infomercial programming at a given time.

PRODUCTS

   National Media markets consumer products in a variety of categories, including automotive, beauty and personal care, kitchen and household, health and fitness, outdoor, music, crafts and self-improvement. In fiscal 1995, National Media offered approximately 85 products to consumers in the global marketplace. Of these products, 46 were products sold through National Media's infomercials and 39 were products sold through infomercials produced by other companies. Of the 46 products sold through National Media's infomercials, 13 were products first introduced by National Media in fiscal 1995 and 33 were products that were previously offered by National Media. The following table sets forth examples of some of the products marketed and sold through the Company's infomercials, their respective product categories and the fiscal year in which each infomercial was first aired.


- ---------------------------   ----------------------------------------------------------------------
      Product Category                      Product (Fiscal Year First Aired)
 --------------------------   ----------------------------------------------------------------------
 Automotive                  Touchless Car Care (1995) Autofom car polish (1993) ColorCote 2000 colored car polish (1992) Auri car polish (1990)
  -------------------------   ----------------------------------------------------------------------
 Beauty & Personal Care      Jet Aire Professional Hair Styling System (1993) Frankie Avalon's
                             Zero Pain topical pain reliever (1993) Sudden Youth skin care system
                             (1992)
  -------------------------   ----------------------------------------------------------------------
 Kitchen & Household         Goo Gone (1995) Royal Diamond Cookware (1994) Sterling Spring water filter (1993) Juice Tiger fruit and vegetable juicer (1992) American
                             Harvest Jet Stream Oven (1992) Deni Turbo Sealer food packager (1992)
                             Astonish all-purpose cleaner (1991)
  -------------------------   ----------------------------------------------------------------------
 Health & Fitness            E-Force (1995) Powerwalk Plus (1994) Bruce Jenner's Minimax Exercise
                             System (1994) Bruce Jenner's Stairclimber Plus stair climber (1993)
                             Tony Little's Target Training System video tapes (1993) Bruce Jenner's
                             Super Step stair climber (1992)
  -------------------------   ----------------------------------------------------------------------
 Outdoor                     Medicus golf club (1993) Kangaroo Lure fishing lure (1993) Flying
                             Lure fishing lure (1992)
  -------------------------   ----------------------------------------------------------------------
 Crafts                      Bedazzler Plus bead punch kit (1993) Purrfect Punch embroidery system
                             (1992)
  -------------------------   ----------------------------------------------------------------------
 Self-improvement            Alphanetics reading improvement materials (1992) The Human Calculator mathematics teaching materials (1991)
  -------------------------   ----------------------------------------------------------------------
 Music                       Alltime Classics (1995) Hits of the 60's (1995) Hits of the 70's
                             (1995) Rock and Roll Days (1995) Shades of Country (1995)
  -------------------------   ----------------------------------------------------------------------

   The Company's five most successful products in each of the fiscal years ended March 31, 1995, 1994, and 1993 accounted for 54%, 67% and 47%, respectively, of the Company's net revenues for such periods. The Company continues to be dependent, in part, upon its ability to introduce and sell new products. The Company's expansion into international markets has reduced its dependency on new shows by giving new life to programs that comprise the Company's show library. Historically, the majority of the Company's products generated their most significant domestic revenue in their introductory year, while foreign revenues have tended to be generated more evenly over a longer period.

LICENSING ARRANGEMENTS

   National Media obtains the rights to new products generated by third parties through various licensing arrangements generally involving royalties related to the success of the product. The amount of the royalty is negotiated and generally depends upon the level of involvement of the third party in the development and marketing of the product. The Company generally pays the smallest royalty to a third party that only provides a product concept. A somewhat higher royalty is paid to a third party that has developed and manufactured a product. National Media also obtains the rights to sell products which have already been developed, manufactured and marketed through infomercials produced by other companies. In such cases, the Company generally pays a higher royalty rate to the third party because of the relatively small amount of the Company's resources required to develop the product. The Company generally seeks exclusive worldwide rights to all products, which includes global infomercial and non-infomercial rights. In some cases, the Company does not obtain all marketing and distribution rights, but seeks to receive a royalty on sales made by the licensor pursuant to the rights retained by the licensor.

MEDIA ACCESS

   At present, the Company utilizes approximately 450 to 550 hours of cable and broadcast television time per week in the United States and in excess of 325 hours per week internationally to air its infomercials. The Company believes that a large and productive inventory of media time is necessary to maintain a competitive advantage as well as allowing the Company to maximize the revenue producing potential from its portfolio of shows (i.e. rollout or support of retail). Approximately one-half of the Company's cable air time in the United States and over two-thirds of the Company's satellite and terrestrial air time internationally has been purchased under long-term contracts that provide for specific time slots on television over the life of the respective contracts.

   Domestically, the Company purchases most of its cable television time directly from cable networks and their respective media representatives, and at present has commitments for cable television time slots for periods ranging from one month to five years. These cable networks presently include The Nashville Network, USA Network, The Learning Channel, Lifetime Television, Discovery, The Family Channel, BET, Home Team Sports, CNBC, America's Talking, FX, The New Inspirational Network, TV Food Network, SCIFI, E!, ESPN2, and Product Information Network. The Company believes that at least one of the above networks is carried on every local cable system carrier throughout the country. The Company has an exclusive contract with Group W Satellite Communication on behalf of The Nashville Network which expires in December 1997.

   In addition to domestic air time purchased on cable networks, the Company also purchases broadcast television time from network affiliates and independent stations. Broadcast television time segments are purchased primarily in 30-minute spots. The Company also purchases 60 and 120-second spots where economically feasible. The time segments on broadcast television are purchased primarily on a quarterly basis based on the availability of programming time. The Company intends to continue to pursue opportunities in new television markets through other cable channels and with additional broadcast television stations in existing television markets. The Company believes that there is currently more than an adequate supply of broadcast television time available from these sources in the United States. Recently, larger multiple system operators (MSO's) have elected to change their operations by selling dark time. The Company believes that this may create an opportunity to lower its cost of airtime as well as obtain additional airtime in desired markets. The Company generally has the right to sell any excess media times it may have to others, if necessary. During fiscal 1995, the Company maintained a broker relationship with several companies, to which it sold excess air time. In addition to generating additional revenues, this practice reduces some of the risk associated with large purchases of media time and provides an additional source of product for its international operations.

   In fiscal 1995 in the United States, approximately 49% of the media time purchased by the Company came from cable television and 51% came from network affiliates and independent television. The Company's infomercials generally run in the United States between the hours of 3:00 a.m. to 2:00 p.m., Eastern time, seven days a week.

   The Company, through its international subsidiary Quantum, has several exclusive contracts with European satellite networks that enable the Company to broadcast its programming throughout Europe and the Middle East. See "International." Through these contracts, Quantum is generally entitled to broadcast programming continuously for a specified period of time. Under some of these arrangements, the Company has a right of first refusal for any additional air time that may become available for direct marketing during the term of the respective contract. This gives the Company the right to air its infomercials on a given network exclusive of any other competing infomercials.

   The Company purchases its media time in Japan exclusively through its partner Mitsui & Co., Ltd..

   As discussed above, the Company purchases a significant amount of its media time from cable television and satellite networks. These cable television and satellite networks assemble programming for transmission to multiple and local cable system operators. These operators may not be required to carry all the network's programming. The Company currently does not pay and is not paid for the "privilege" of being broadcast by these operators. It is possible that, if demand for air time grows, and because of recently enacted cable legislation, these operators will begin to charge the Company to continue broadcasting the Company's infomercials or limit the amount of time available to the Company. The Company is dependent on having access to media time to televise its infomercials on cable networks, satellite networks, network affiliates and local stations. There can be no assurance that the Company will be able to purchase or renew media time on a long-term basis or at favorable price levels. Significant increases in the cost of media time or significant decreases in the Company's access to media time could have a material adverse effect on the Company's results of operations.

INTERNATIONAL

   For fiscal years 1995, 1994 and 1993, the Company's international operations generated net revenues of $80.4 million, $46.0 million and $37.6 million, respectively. See Note 16 to the consolidated financial statements for information related to foreign operating income (loss) and identifiable assets for fiscal years 1995, 1994 and 1993. National Media entered the international market for direct response television marketing as a result of its June 1991 acquisition of the assets of Old Quantum. The Company believes that it is the leader in direct response transactional television programming in Europe and Asia. Quantum's infomercials are aired in its market territories by satellite transmission direct to homes ("DTH") with satellite reception dishes, by cable operators who retransmit satellite broadcasts to cable ready homes and by terrestrial broadcast television. Quantum's satellite air time is obtained through long term agreements with companies that own or lease satellite transponder time. While Quantum's programs presently reach consumers in countries all over the world, including the United Kingdom, Germany, France, the Benelux countries, Denmark, Austria, Switzerland, Italy, Sweden, Finland, Norway, former Eastern Bloc countries, the Middle East, Turkey, Spain, Portugal, Ireland, Australia, New Zealand, Peru, Mexico, Brazil, Greece, Argentina, Singapore, Taiwan, and Japan, approximately 60% of international revenue is currently generated in the European market. The Company made significant penetration of the Asian market in fiscal 1995 with its airing of infomercials in Japan beginning in late July 1994. The Company has recently entered into a two year agreement with its partner Mitsui & Co., Ltd. to provide media time and fulfillment service in support of the Japanese operations. Approximately 37% of fiscal 1995 international revenue was generated in the Asian market, primarily in Japan.

   The products offered through Quantum's programs are licensed on an exclusive basis for televised marketing in its broadcast areas, and consist of consumer products concentrated in the following categories: health and fitness, sports, automotive, kitchen and household, beauty and personal care, self improvement, crafts and music. The majority of Quantum's programs have historically come from Media Arts; however, Quantum also has available programming from other independent domestic infomercial companies, including three industry leaders with which the Company has working relationships. In addition, Quantum has continued to devote additional attention to the sourcing of product and corresponding production of its own locally developed infomercials. During fiscal year 1995, the Company introduced 7 new products from locally developed infomercials and has plans to introduce approximately 11 new products in fiscal 1996. These products along with products supplied by Media Arts and independent infomercial companies should provide a steady stream of new product offerings to the international marketplace.

   Through Quantum's programming, the Company has brought to the international marketplace many of its products that had been successfully marketed in the United States, including, for example, Auri car polish, the

Bedazzler Plus craft kit, Perfect Smile, the Flying Lure fishing lure, Bruce Jenner's Super Step stair climber and Minimax Exercise System, Tony Little's Target Training System video tapes and Royal Diamond Cookware. As a key component of the Company's strategy to extend the life cycle of each of its products, management identifies products that had wide consumer appeal in the United States which it believes can be duplicated internationally. The selected infomercial programs are dubbed into the appropriate foreign languages, and re-broadcast in other countries. During fiscal 1995, Quantum successfully aired locally produced infomercials in the music category, including Hits of the 60's and 70's and Shades of Country.

   Throughout most of Europe, Singapore, and Japan, the Company operates the inbound telemarketing, warehousing, fulfillment, distribution and customer service functions of its business through independent agents, each of which is responsible for a particular territory. Orders are processed and shipped directly to customers by these agents who are later paid by the Company, generally on a per unit basis. Outside Europe and Japan, Quantum contracts with independent licensees who buy Quantum's products outright and then sell to consumers, both through infomercials and through other local distribution channels, under conditions and standards prescribed and monitored by Quantum.

   Since 1991, the Company has entered into a number of long-term, exclusive contracts with Pan European satellite channels such as Eurosport, NBC Super Channel, and Flextech (Starstream). During the term of these contracts, the Company is guaranteed a specified amount of satellite television hours per month, and has rights of first refusal for any additional infomercial air time that becomes available. In Japan, the Company has a two year contract with Mitsui & Co., Ltd., for terrestrial broadcast television time. As a result of these relationships, the Company's transactional television programming can be seen in virtually every country in Europe and the Middle East and in Japan, although at the present time the Company's products are only available for purchase in the countries set forth above. The Company's long-term media contracts in Europe expire at various dates from August 1996 through 1999. Presently, the Company broadcasts in excess of 325 hours per week internationally. The Company intends to pursue marketing relationships in additional Asian and Latin American markets.

   The Company believes that it is currently the dominant direct response television marketing Company in Europe and Japan, due to its established distribution systems, its market penetration, its broadcast reach and the frequency of its infomercial broadcasts in these markets. Furthermore, the Company believes that it is well positioned to take advantage of the potential growth in the international transactional television marketplace, which the Company believes is in its early stages of development. The Company believes that its purchase of additional airtime in Europe, Japan and the Middle East will enable it to increase revenues without incurring a proportional increase in operating costs.

SOURCING AND MANUFACTURING

   The Company uses sources in the United States and several countries in Europe and Asia to manufacture its infomercial products. The Company has entered into strategic partnerships with several manufacturers in various product categories in an effort to reduce its dependence on third party manufacturers. The Company believes that its strategic partnership strategy reduces the risk of supply problems, such as delays in receiving shipments, which could have a material adverse effect on the success of a product. The Company closely monitors the availability of supplies of products and promptly adjusts the air time of an infomercial for a product which cannot be adequately supplied. Additionally, the Company employs a technical/engineering firm in Hong Kong to coordinate and direct the Company's manufacturing sources in Asia and to monitor the quality of the products manufactured in such countries.

   Before the Company takes a major inventory position, the Company test markets the product. The Company then purchases additional product units which generally take four to six weeks to deliver.

INBOUND TELEMARKETING

   A necessary element of infomercial marketing is the order-taking function known as inbound telemarketing. Customers may order products marketed through infomercials during or after the infomercial by calling a number (toll-free in the United States) which is shown periodically on the television screen during the broadcast. The majority of customer payments in the United States for such products are made through credit cards over the telephone with the remainder paid by check. National Media subcontracts the telemarketing function to one of several companies that provide this service for a fixed fee based on the number of telephone calls answered. This service includes order processing. The inbound telemarketers, in certain cases, also promote additional Company product sales at the time of purchase.

   Starting in fiscal 1996 (September 1995) and continuing through fiscal 1998, the Company has positioned itself to reduce its telemarketing costs as a result of its tentative settlement of litigation with ValueVision, as described in Note 13 to the Consolidated Financial Statements. This settlement includes an agreement by ValueVision to provide telemarketing services to the Company for a minimum of one million telephone calls a year over a three year period at rates significantly below those currently being paid by the Company for similar services. This covers a significant portion of the Company's current domestic telemarketing expenditures.

FULFILLMENT AND CUSTOMER SERVICE

   The Company's North American fulfillment center is located in Phoenix, Arizona. Product fulfillment consists of the assembly, as required, packaging and shipping of products, and processing of customer returns. The Company's fulfillment center in Phoenix, Arizona, a 190,000 square foot facility, processes substantially all orders for the Company's products for sales in North America. National Media primarily uses CTC, a bulk shipper to deliver products to customers in the United States. During the fourth quarter of fiscal year 1994, the Company replaced United Parcel Service with CTC as its primary deliverer of domestic product. This change resulted in reduced freight costs during fiscal year 1995. In certain instances, the manufacturer of the product ships directly to the customer.

   In markets outside North America, the Company uses various firms in different countries for fulfillment services. European products are shipped to independent warehouses in Rotterdam, The Netherlands and Middlesex, England. Products are then shipped to nine independent fulfillment centers throughout Europe that process the Company's European sales orders. In Europe, products are generally delivered to consumers on a "cash on delivery" basis through local postal systems. In Asia, products are primarily shipped to warehouses in Japan controlled by the Company's partner, Mitsui & Co., Ltd., from where the orders are fulfilled and shipped. In Japan, products are generally delivered to consumers on a "cash on delivery" basis.

   An important aspect of the Company's marketing strategy is to maintain and improve quality customer service. The Company operates toll-free customer service telephone numbers and maintains its own customer service department in Phoenix, Arizona to respond to customer inquiries, provide product information to customers and process product returns for its United States operations. Outside of the United States and Canada, the Company provides customer service through third parties on a contract basis.

   The Company generally offers a 30-day money back return policy to purchasers of any of its products. In addition, products are also covered by the warranty offered by manufacturers for defective products. The terms of such warranties vary depending upon the product and the manufacturer. The average return rate of the Company's products for the fiscal years ended March 31, 1995 and 1994 was 14.3% and 11.7%, respectively. Management believes that the increase in the average return rate percentage is due to a change in the domestic product mix to higher priced products (which historically carry a higher return rate), as well as an increase in international revenues as a percentage of total revenues. International revenues carry a higher average return rate due to the "cash on delivery" terms of the business.

MANAGEMENT INFORMATION SYSTEMS

   The Company's computer system, located in its Philadelphia headquarters features programs which allow the Company to manage its media time purchases and program scheduling, to manage the flow of product order information among its telemarketers, its fulfillment center and its credit card clearing house and to manage the flow of shipping, billing and payments information. The Company's primary computer system located in its Phoenix, Arizona fulfillment facility allows the Company to manage the functions related to fulfillment and customer service. The Company believes that its management information systems are currently adequate. However, in order to facilitate growth and to integrate fully its international operations, the Company is in the process of enhancing its computer systems related to all phases of its operations. The Company has earmarked approximately $2 million of the capital budget for fiscal year 1996 for this project.

NON-INFOMERCIAL MARKETING

   Based on the success of certain products in retail markets and the evolution of the nature of its business, the Company believes that its transactional television programming can be highly effective in building consumer awareness of its products as well as positioning the Company to act as the media marketing partner for manufacturers of consumer products. The Company intends to capitalize on this product awareness and ability to act as a media marketing partner and extend the sales life of its products by shifting products from traditional infomercial programming to non-infomercial marketing channels such as retail distribution; catalogs; direct mail; direct response print ads; television home shopping programs; credit card statement inserts and the development of strategic partnerships. The Company realized that infomercials provided a legitimate vehicle for established manufacturers to showcase certain products. Many products, due to their complex nature or simply economics, cannot be effectively marketed through traditional 30 or 60 second spots. Additionally, manufacturers have come to realize that the aforementioned showcasing of a product through an infomercial on television is a powerful means to create and build brand awareness and generate follow-up product sales through traditional retail outlets. The Company continues to work closely with (i) Regal Ware, Inc. to develop products in the housewares segment, (ii) CSA, Inc. in the fitness product segment, and
(iii) Blue Coral, Inc. in the car wax and auto care segment. A clear advantage of these relationships is that typically the Company's manufacturing partner will provide research and development support and assume the inventory risk, thereby reducing the Company's financial risk as well as its working capital requirements. National Media's marketing programs are structured to strengthen and protect its products through patents, product positioning and brand identification.

   Prior to fiscal 1992, a limited amount of the Company's sales had been through non-infomercial distribution channels that did not include retail distribution. In fiscal 1992, the Company began selling products through traditional retail channels, such as mass merchandisers (e.g., Venture, Caldor, Target, Sears, Montgomery Ward and Kmart), specialty retailers (e.g., Bass Pro Shops), and wholesale clubs (e.g., BJ's Wholesale Club and PACE). During fiscal year 1994, the Company entered into agreements with strategic partners who handle the retail marketing and pay a royalty to the Company on retail sales in consideration of the television advertising for the product funded by the Company. As a result of these agreements being in effect for the entire year during fiscal 1995, the Company's net revenues from non-infomercial sales were $11.0 million in fiscal 1995 as compared with $16.6 million in 1994, a decrease of 34%; however, the Company realized approximately $1.0 million of additional gross profit from these revenues in the current year.

   The Company intends to pursue further expansion of its retail operations in order to capitalize on the consumer brand awareness created by the Company's transactional television programming and reinforced by the "As Seen On TV" in-store signage. The Company believes that the product exposure created by the Company's transactional television programming enables the Company and its strategic partners to utilize traditional retail distribution channels without incurring any of the additional advertisement costs that other consumer product companies may incur. In this manner, the Company believes that it will be able to market products to consumers who view its programming, but do not traditionally purchase products through direct response marketing.

BACKLOG

   The timing of orders is largely influenced by the degree of consumer response to product offerings, inventory levels, marketing strategies, seasonality and overall economic conditions. Backlog orders for the Company at May 31, 1995 and 1994 were approximately $4.6 million and $6.6 million, respectively. The Company's average backlog during fiscal year 1995 was between $3 million to $6 million representing two to four weeks' processing. The consumer is notified upon placement of an order that normal shipping time is four to six weeks. Orders in excess of anticipated production capacity are included in backlog figures. However, product shortages, cancellations, returns and allowances may reduce the amount of sales realized from the fulfillment of backlog orders.

GOVERNMENT REGULATION

   Various aspects of the Company's business are subject to regulation and ongoing review by a variety of federal, state, and local agencies, including the Federal Trade Commission (FTC), the United States Post Office, the Consumer Product Safety Commission (CPSC), the Federal Communications Commission, the Food and Drug Administration, States' Attorneys General and other state and local consumer protection and health agencies. The statutes, rules and regulations applicable to the Company's operations, and to various products marketed by it, are numerous, complex and subject to change.

   As a result of prior settlements with the FTC, the Company has agreed to two consent orders which among other things require the Company to submit compliance reports to the FTC staff. The Company has submitted the compliance reports as well as additional information requested by the FTC staff. In connection with one of these orders, the Company recently received a request from the FTC for certain information regarding the Company's infomercials in order to determine whether the Company is in compliance with such order. The Company is cooperating with such request and as of the current date believes itself to be in compliance with the consent orders and other FTC requirements.

   On February 24, 1994, the staff of the CPSC notified the Company that it had made a preliminary determination that a particular model of the Company's Juice Tiger product presents a "substantial product hazard" under the provisions of the Consumer Product Safety Act. The Company has disputed this preliminary determination and is presently in negotiation with the CPSC staff to resolve this issue. See "Legal Proceedings" for further discussion of this matter.

   Quantum's business is subject to the laws and regulations of England and of the European Union and various consumer and health protection laws and regulations in other countries in which the programming is broadcast, where applicable. If any significant actions were brought against Quantum in connection with a breach of such laws or regulations, including the imposition of fines or other penalties, or against one of the entities through which Quantum obtains a significant portion of its media access, Quantum's results of operations could be materially adversely affected. At this time, Quantum's European business is operating under licenses issued in the United Kingdom. There can be no assurance that changes in the laws and regulations of any territory which forms a significant portion of Quantum's market will not adversely affect the Company's business.

   The Company collects and remits sales tax in the states in which it has a physical presence. Certain states in which the Company's only activity is direct marketing have attempted to require direct marketers, such as the Company, to collect and remit sales tax on sales to customers residing in such states. A recent decision of the U.S. Supreme Court held that Congress can enable the states to impose a sales tax although Congress has taken no action to that effect. The Company is prepared to collect sales taxes for other states if laws are passed requiring such collection. The Company does not believe that a change in the tax laws requiring the collecting of sales tax will have a material adverse effect on the Company's results of operations.

COMPETITION

   The Company competes directly with several companies which generate sales from infomercials. The Company also competes with a large number of consumer product companies and retailers which have substantially greater financial, marketing and other resources than the Company, some of which have indicated their intent to conduct direct response marketing. The Company also competes with companies that make imitations of the Company's products at substantially lower prices. Products similar to the Company's products may be sold in department stores, pharmacies, general merchandise stores and through magazines, newspapers, direct mail advertising and catalogs. Other companies with substantially greater financial resources may be entering the infomercial market creating additional competition.

EMPLOYEES

   As of May 31, 1995, the Company and its subsidiaries had 178 full time employees. The Company also utilizes contract laborers at its fulfillment center in Phoenix, Arizona. None of the Company's employees are covered by collective bargaining agreements, and management considers relations with its employees to be good.

TRADEMARKS

   The Company has a number of registered trademarks and other common law trademark rights for certain of its products and marketing programs. It is the Company's policy that it will seek to fully protect its trademark rights in its future products and programs and will vigorously defend its trademark rights.

ITEM 2. PROPERTIES

   The Company leases office space for its principal executive offices in Philadelphia, Pennsylvania. The lease, which commenced in November 1992, provides for the Company to rent office space of approximately 30,000 square feet. The annual rent is $14.75 per square foot. In April 1995, the Company exercised its option to terminate the lease at the end of the initial 5 year term, effective October 31, 1997 and in connection therewith, as called for by the lease, paid a termination fee of $220,000. This building is owned by Mergren Associates, a real estate company owned by John J. Turchi, Jr., the Company's former Chairman of the Board and Chief Executive Officer and a significant stockholder of the Company. The building is managed by an independent real estate firm. An independent real estate firm engaged by the Company determined that the lease was based on fair market conditions at the time of inception. The Company believes that the terms of the lease are fair to the Company.

   A subsidiary of the Company leases approximately 190,000 square feet in Phoenix, Arizona for warehousing, fulfillment and customer service operations. The Company currently has approximately 30,000 square feet of office space available for subletting or expansion. The annual lease payments for this lease range from $452,000 for fiscal year 1996 to $1,084,000 for fiscal years 2010 through 2014.

   Quantum leases approximately 6,800 square feet of office space in London, England. The lease expires in March 1996. The lease requires annual rent payment of pounds sterling183,700 ($298,000 as of March 31, 1995).

ITEM 3. LEGAL PROCEEDINGS

SHAREHOLDERS' FEDERAL CLASS ACTIONS

   In June 1993, a class action complaint was filed in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its former executive officers. Five similar lawsuits subsequently were filed in the same court. The six actions were consolidated, and an amended consolidated class action complaint was filed in October, 1993. The complaint involved allegations concerning disclosure by the Company of its ongoing relationship with Positive Response Television, Inc., an infomercial producer and Ronic, S.A., a supplier of the Company. The parties have reached a settlement of this action, calling for cash payments by the Company's insurer of $2.175 million and the issuance, subject to adjustment, of 145,000 shares of the Company's common stock.

SHAREHOLDERS' DELAWARE CLASS ACTIONS

   In January 1994 four class action complaints were filed against the Company and certain of its present and former officers and directors in the Court of Chancery of the State of Delaware in connection with a proposed merger transaction with ValueVision International, Inc. ("ValueVision"). On April 17, 1995, the Company and the other parties to the litigation reached an agreement in principle to settle these actions, as well as the Lachance and Efron and Cohen Class Action Litigation described below, providing for cash payments of $1.5 million, 75% of which will be paid by the Company's insurer. The Company recorded a charge of $375,000 in the fourth quarter of fiscal year 1995 for its portion of the settlement.

LACHANCE AND EFRON AND COHEN CLASS ACTIONS

   In July and December, 1994, stockholders filed purported class action lawsuits in federal court against the Company and certain of its former officers and directors in connection with the aborted ValueVision tender offer. The parties have reached an agreement in principle to settle the matter as discussed in Shareholders' Delaware Class Actions above.

CONSUMER PRODUCT SAFETY COMMISSION INVESTIGATION

   On February 24, 1994, the staff of the Consumer Product Safety Commission
(CPSC) notified the Company that it had made a preliminary determination that a particular model of the Company's Juice Tiger(R) product presents a "substantial product hazard," under the Consumer Product Safety Act. The CPSC staff requested the Company to take voluntary corrective action to ameliorate such alleged product hazard. While the Company has disputed that the model in question presents a substantial product hazard, the Company and the CPSC staff are presently discussing the form and nature of voluntary action proposed by the Company to assuage the CPSC staff's concerns. The CPSC staff has also indicated that, upon agreement on and implementation of a corrective action plan, it may investigate and assess whether the Company failed to comply with reporting requirements under the Consumer Product Safety Act such as to warrant imposition of a civil penalty. Given the current status of the proceedings before the CPSC staff, it is not yet possible to determine whether the costs of implementing any such corrective action plan and the amount of any such civil penalty, alone or together, would have a material adverse effect on the Company's results of operation and financial position.

TERMINATED TENDER OFFER AND MERGER AGREEMENT WITH VALUEVISION INTERNATIONAL,
INC.

   On April 22, 1994, the Company filed suit in federal court against ValueVision alleging that ValueVision had wrongfully terminated its amended tender offer. In May 1994 ValueVision answered the Company's complaint and set forth various counterclaims. The Company and ValueVision have agreed to settle this action and have, in connection with such settlement, executed a Telemarketing, Production and Post-Production Agreement and an International Joint Venture Agreement as more fully described in Note 13 to the Consolidated Financial Statements. All of such matters are subject to the approval of the Company's shareholders on or before August 31, 1995. There can be no assurance that such approval will be obtained.

WILLIAM H. CAMPBELL

   In July, 1994, a former officer of the Company filed a complaint in federal court against the Company and Mr.Turchi, the Company's former Chairman and CEO, alleging that the defendants fraudulently induced him to purchase the Company's common stock through the exercise of stock options and to forebear from selling his shares of common stock. Mr. Campbell seeks to recover compensatory damages in excess of $1.3 million as well as punitive damages and to rescind all alleged debts owed to the Company by Mr. Campbell (approximately $238,000). The parties have informally reached a confidential settlement of the action, and on December 9, 1994, the court dismissed the case with prejudice. The court has retained jurisdiction of the case in the event that any party seeks to have the dismissal vacated, modified or stricken should the parties fail to execute and deliver a definitive settlement agreement. Although the Company has no reason to expect that such a definitive settlement agreement will not be executed by all parties, there can be no assurance that the settlement will be so finalized. Management of the Company believes that the definitive settlement, if implemented on substantially the terms of the informal settlement, would not be likely to have a material adverse effect on the financial position or results of operations of the Company.

OTHER MATTERS

   The Company in the normal course of its business is a party to litigation relating to trademark and copyright infringement, product liability, contract-related disputes and other actions. It is the Company's policy to vigorously defend all such claims and enforce its rights in these areas. Except as disclosed herein, the Company does not believe any of these actions either individually or in the aggregate, will have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Company held an annual meeting of its stockholders on February 22, 1995. The meeting was held to elect a board of eight directors; to consider and approve (a) the adoption of the Director's Stock Grant Plan, (b) the amendment of the 1991 Stock Option Plan, to include an increase in the number of shares of common stock available for issuance by 565,000 shares and the grant of options for such shares, and (c) the adoption of the 1995 Management Incentive Plan; and to ratify the Board of Directors' appointment of the Company's independent certified public accountants as auditors for the Company for the fiscal years ending March 31, 1995 and 1996. All proposals were approved as follows:


                                                                 Against or
                                                      For         Withheld      Abstain
                                                  ------------   ------------   ---------
1. Election of Directors .....................
     Individual Director Totals: .............
     David J. Carman .........................    13,329,413       251,445
     Constantinos I. Costalas ................    13,239,318       251,540
     Frederick S. Hammer .....................    13,233,408       257,450
     Mark P. Hershhorn .......................    13,239,256       251,602
     Brian McAdams ...........................    13,238,818       252,040
     Jon W. Yoskin II ........................    12,970,113       520,745
     Ira M. Lubert* ..........................       144,796
     Charles L. Andes* .......................       144,796

2. Director's Stock Grant Plan ...............     5,090,229       917,626      177,206

3. Stock Option Plan .........................     5,310,957       931,406      183,268

4. Management Incentive Plan .................     5,140,278       878,251      166,532

5. Ratification of Auditors ..................    13,373,178        73,718       43,962


- ------
* The holders of the Company's Series B Convertible Preferred Stock have the right to elect two members of the Company's Board of Directors.

                                   PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   The Company's common stock is listed on the New York Stock Exchange and the Philadelphia Stock Exchange under the symbol "NM".

   The following table sets forth the quarterly high and low closing stock prices and dividends declared for the last two fiscal years. The Company's common stock has been traded on the New York Stock Exchange since September 14, 1990.


                                Fiscal 1995                           Fiscal 1994
                    -----------------------------------   -----------------------------------
                                               Cash                                 Cash
                                            Dividends                             Dividends
  Quarter Ended        High       Low        Declared       High        Low       Declared
 -----------------   --------   -------    -------------   --------   -------   -------------
June 30  .........     9 7/8     3 7/8          --        10 1/4     4 5/8           --
September 30  ....     5 1/4     3 1/4          --         7         4 5/8           --
December 31  .....     5 7/8     3 1/2          --         7 1/8     4 7/8           --
March 31  ........     8 1/8     4 1/2          --        11 5/8     6               --
                     --------   -------    -------------   --------   -------   -------------

   The number of record holders of the Company's common stock on May 31, 1995 was approximately 866. The Company is currently restricted in its ability to pay dividends under the terms of its Note and Warrant Purchase agreement as more fully described in Note 4 to the consolidated financial statement.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                Fiscal Year Ended March 31,
                                            -------------------------------------------------------------------
                                                         (In Thousands, Except Per Share Amounts)
                                               1995          1994           1993          1992          1991
                                            -----------   -----------    -----------   -----------   ----------
Operating Data:(1).......................
Net revenues  ...........................    $176,167      $172,602       $141,997      $102,218      $102,112
Income (loss) from continuing operations
  before income taxes ...................        (372)       (8,699)         6,335        (6,788)        4,266
Income (loss) from continuing operations         (672)       (8,699)         6,259        (7,023)        4,047
Net income (loss)  ......................        (672)       (8,699)         6,259        (4,854)        2,611
                                            ---------     ---------      ---------     ---------     ---------
Income (loss) per common share:  ........
Income (loss) from continuing operations    $    (.05)    $    (.72)     $     .48     $    (.64)    $     .36
Net income (loss)  ......................        (.05)         (.72)           .48          (.44)          .23
Cash dividends  .........................          --            --             --            --          .175
                                            ---------     ---------      ---------     ---------     ---------
Weighted average number of shares  ......      14,024        12,078         13,046        11,087        11,297
                                            ---------     ---------      ---------     ---------     ---------
Balance Sheet Information:(1)............
Working capital (deficiency)  ...........    $ 22,081      $  1,377       $  7,995      $ (1,780)     $  6,283
Total assets  ...........................      64,143        47,475         46,771        34,258        24,145
Short-term debt  ........................         184         4,770          2,917         3,603           206
Long-term debt(2)........................       3,613           448          1,090         1,492         1,720
Shareholders' equity  ...................      26,625        10,571         17,630        11,143        16,032
                                            ---------     ---------      ---------     ---------     ---------

- ------
(1) The information herein relates only to continuing operations and has been restated to reflect the discontinued operations resulting from the sale of the Company's wholly-owned subsidiary, National Syndications, Inc. subsequent to March 31, 1991.

(2) Net of loan discount of $1,650.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   The Company is engaged in the direct marketing of consumer products primarily through the use of infomercials in both the domestic and international marketplace. The Company's operating results continue to depend upon its ability to introduce and sell new products. The Company is generally dependent on its most successful products to generate a significant portion of its net revenue. The Company continues to take actions designed to reduce the risk associated with relying on a limited number of successful products for a disproportionate amount of its revenues by expanding its presence in the international marketplace, thereby creating new markets for its products, and joining forces with strategic partners to increase its product base. International expansion has resulted in a greater percentage of the Company's revenues being generated from the international infomercial market. As the Company enters new markets overseas, it is able to air shows from its existing library, thus reducing its dependence on new show productions. The Company is taking advantage of the product awareness created by its infomercials by extending the sales life of its infomercial products through non-infomercial distribution channels, such as retail arrangements and entering into agreements with manufacturers of consumer products in which the Company's strategic partner will supply new products and retail distribution channels for product sales. The Company's fiscal year end is March 31. All references herein to fiscal 1995 refer to the fiscal year ended March 31, 1995. Similar references are made for prior fiscal years.

RESULTS OF OPERATIONS

   The following table sets forth operating data of the Company as a percentage of net revenues for the periods indicated below.

                                                   Year Ended March 31,
                                             -------------------------------
                                               1995       1994       1993
                                             --------   --------    --------
Statement of Operations Data:  ...........
     Net revenues  .......................    100.0%     100.0%      100.0%
     Operating costs and expenses:  ......
          Media purchases  ...............     29.5       32.5        27.1
          Direct costs  ..................     55.4       55.1        52.6
          Selling, general and
             administrative ..............     11.8       12.0        15.1
          Severance expense for former
             Chairman and Chief Executive
             Officer .....................      1.5       --          --
          Unusual charges  ...............      1.6        5.2          .5
          Interest expense  ..............       .4         .2          .2
                                             ------    -------      ------
               Total operating costs and
                  expenses ...............    100.2      105.0        95.5
                                             ------    -------      ------
     Income (loss) before income taxes  ..      (.2)      (5.0)        4.5
                                             -------   -------      ------
     Net income (loss)  ..................      (.4)%     (5.0)%       4.4%
                                             ======    =======      ======

FISCAL 1995 COMPARED TO FISCAL 1994

NET REVENUES

   Net revenues were $176.2 million in fiscal 1995 as compared to $172.6 million in fiscal 1994, an increase of $3.6 million or 2.1%.

   Domestic net revenues. Domestic net revenues were $95.8 million in fiscal 1995 as compared to $126.6 million in fiscal 1994, a decrease of $30.8 million or 24.3%. Domestic infomercial and non-infomercial net revenues decreased by $25.2 million and $5.6 million, respectively. The decrease in infomercial revenues was primarily due to a reduction in the number of shows available for airing during 1995. New show production was adversely effected by the events of the early part of 1995 relating to the ValueVision Tender
Offer as described in Note 13 to the Consolidated Financial Statements. The Company introduced 6 new shows in fiscal 1995 as compared to 17 in fiscal
1994. Domestic revenues were also unfavorably impacted by a change in the Company's sales mix toward higher priced products, which have historically experienced a higher return rate. As expected, based on the current year product mix, returns as a percentage of gross revenues increased from 8.5% in fiscal 1994 to 11.8% in fiscal 1995. The decline in non-infomercial net revenues was primarily a result of the Company's decision to receive royalties for certain products in lieu of full sales participation in retail distribution. Despite the $5.6 million decline in non-infomercial net revenue, the Company realized approximately $1.0 million of additional gross profit from these revenues during the current year. In addition, as a result of its decision to shift away from owning inventory for retail sales in favor of royalty arrangements with manufacturers, the Company believes it has provided itself with a more stable and steady stream of royalty revenue with limited associated inventory risk. Approximately 54% and 15% of the Company's current year domestic net revenues were generated from sales of its Powerwalk Plus product and Regal Ware Royal Diamond Cookware product, respectively.

   The Company recently entered into separate agreements with Inphomation, Inc., and Positive Response Television, Inc., infomercial companies, which provide for the worldwide marketing of new products via infomercials. This development, coupled with recent additions to its marketing staff, should allow the Company to compete more effectively in the area of product and infomercial development in fiscal 1996.

   Foreign net revenues. Foreign net revenues were $80.4 million in fiscal 1995 as compared to $46.0 million in fiscal 1994, an increase of $34.4 million or 74.8%. On a local currency basis, foreign net revenues for the year increased 67.7% over the prior year. The increase in net revenues from foreign sales was primarily due to the Company's successful entrance into the Japanese market which began in late July 1994. Japanese net revenues were $25.7 million for the period ended March 31, 1995. The remaining $8.7 million increase in foreign net revenues was due to the continued expansion of the Company's foreign operations from 30 countries at the end of fiscal 1994 to over 40 countries in Europe and the Middle East at the end of fiscal 1995. Revenue growth is supported by the Company's ability to capitalize on its large library of infomercials, many of which are five or more years old, but which are entirely new to the international market. In addition, foreign net revenues are not dependent on any single product due to the Company's existing show library.

OPERATING COSTS

   Total operating costs and expenses were $176.5 million for fiscal 1995 as compared to $181.3 million in fiscal 1994, a decrease of $4.8 million or 2.6%.

   Media purchases. Media purchases were $52.0 million (net of $13.5 million in media sales) in fiscal 1995 as compared to $56.2 million (net of $5.6 million in media sales) in fiscal 1994, a decrease of $4.2 million or 7.5%, principally as a result of a decrease in domestic show airings. The ratio of media purchases to net revenues decreased from 32.5% in fiscal year 1994 to 29.5% in fiscal year 1995 as a result of a higher proportion of current year net revenues being generated in international markets characterized by more effective media costs. Internationally, the ratio of media purchases to net revenues further benefited from increased availability of lower cost time while the domestic ratio was favorably impacted by an effective mix of media time utilized to air Company products and media time sold.

   Direct costs. Direct costs consist of the cost of materials, freight, infomercial production, commissions and royalties, fulfillment, inbound telemarketing, credit card authorization, and warehousing. Direct costs were $97.6 million in fiscal 1995 as compared to $95.0 million in fiscal 1994, an increase of $2.6 million or 2.7%. This increase was a result of the 2.1% increase in net revenues during the year. As a percentage of net revenues, direct costs remained stable at 55.4% in fiscal year 1995 and 55.1% in fiscal year 1994. Domestically, direct costs as a percentage of net revenues decreased by 1.9 percentage points as a result of a reduction in non-infomercial direct costs. Higher infomercial product costs due to a change in product mix were offset by a reduction in freight, telemarketing and commission costs. The reduction in non-infomercial direct costs was due to the Company's decision to receive royalties for certain products in lieu of full sales participation in retail. The Company believes that its tentative settlement of litigation with ValueVision as described in Note 13 to the Consolidated Financial Statements, which includes an agreement by ValueVision to provide telemarketing services to the Company for a minimum of one million telephone calls a year over a three year period at rates significantly below the rates currently being paid by the Company for similar services, represents an excellent opportunity for cost reduction in fiscal years 1996, 1997 and 1998.

   Internationally, direct costs as a percentage of net revenues increased approximately 4.2 percentage points primarily due to increased freight, fulfillment and processing costs as a result of the Company's expansion into new countries, especially Japan. These costs are typically higher upon initial entrance into a market. Management anticipates future reductions in fulfillment and telemarketing costs in connection with new agreements recently entered into covering the Japanese market.

SELLING, GENERAL AND ADMINISTRATIVE

   Selling, general and administrative expenses were $20.8 million in fiscal 1995 as compared to $20.7 million in fiscal 1994, a decrease of $.1 million or .5%. Selling, general and administrative expenses as a percentage of net revenues decreased in fiscal 1995 to 11.8% from 12.0% in fiscal 1994. The reduction in selling, general and administrative expenses as a percentage of net revenues in fiscal year 1995 was accomplished despite costs associated with the Company's entrance into the Japanese market and an increased provision for bad debt expense of $750,000 primarily related to royalties due from a single customer. As a result of staff reductions made in late fiscal year 1994 and early fiscal year 1995, the Company reduced its domestic personnel costs by $1.8 million.

SEVERANCE EXPENSE FOR FORMER CHAIRMAN AND CHIEF EXECUTIVE OFFICER

   During fiscal year 1995, the Company incurred severance expense of $2.65 million relating to the resignation of the Company's former Chairman and Chief Executive Officer. See Note 7 to the Consolidated Financial Statements herein for further discussion.

UNUSUAL CHARGES

   The Company's results of operations for the year ended March 31, 1995 included unusual charges of $2,868,000 relating to settlement of ongoing litigation and associated legal fees. Such matters are discussed in Note 17 to the Consolidated Financial Statements. $1,100,000 of such unusual charges were incurred in the fourth quarter of fiscal 1995.

   Included in the unusual charges of $9,049,000 for the year ended March 31, 1994 was $4,127,000 for certain legal settlements. In addition, the Company recognized additional expenses during the period including $1,138,000 in legal fees associated with the aforementioned settlements and class action lawsuits, $1,000,000 related to the relocation of its fulfillment center to Phoenix, Arizona; $1,268,000 in costs associated with the terminated tender offer and agreement of merger with ValueVision; $725,000 in severance related to personnel reductions; $591,000 in costs associated with two aborted stock offerings; and $200,000 in other costs.

INTEREST EXPENSE

   Interest expense was $689,000 in fiscal 1995 as compared to $300,000 in fiscal 1994, an increase of $389,000. This increase reflects interest at 9.5% as well as amortization of the loan discount ($150,000) and loan origination fees associated with the Company's $5.0 million term loan obtained October 1994 and higher interest rates during the current year.

NET INCOME (LOSS)

   The Company had a net loss of $672,000 in fiscal 1995 as compared to a net loss of $8,699,000 million in fiscal 1994, an improvement of $8,027,000.

FISCAL 1994 COMPARED TO FISCAL 1993

NET REVENUES

   Net revenues were $172.6 million in fiscal 1994 as compared to $142.0 million in fiscal 1993, an increase of $30.6 million or 21.6%.

   Domestic net revenues. Domestic net revenues were $126.6 million in fiscal 1994 as compared to $104.4 million in fiscal 1993, an increase of $22.2 million or 21.3%. Domestic infomercial net revenues increased by $31.2 million while non- infomercial revenues decreased by $9.0 million. The success of the TONY LITTLE TARGET TRAINING SYSTEM(R) coupled with the increase in show airings were the major reasons for the increase in infomercial revenues in fiscal year 1994. The decline in non-infomercial net revenues was primarily due to fiscal year 1993 reflecting strong sales of JUICE TIGER(R) as well as the Company's decision to receive royalties for certain products in lieu of full sales participation in retail distribution.

   Foreign net revenues. Foreign net revenues were $46.0 million in fiscal 1994 as compared to $37.6 million in fiscal 1993, an increase of $8.4 million or 22.3%. On a local currency basis, foreign net revenues for fiscal year 1994 increased 34.5% over fiscal year 1993. The increase in net revenues from foreign sales was primarily due to the expansion of the Company's European operations from 17 countries at the end of fiscal 1993 to 30 countries in Europe and the Middle East at the end of fiscal 1994, coupled with an increased average unit selling price in fiscal 1994.

OPERATING COSTS

   Total operating costs and expenses were $181.3 million for fiscal 1994 as compared to $135.7 million in fiscal 1993, an increase of $45.6 million or 33.6%.

   Media purchases. Media purchases were $56.2 million (net of $5.6 million in media sales) in fiscal 1994 as compared to $38.5 million in fiscal 1993, an increase of $17.7 million or 46.0%, principally as a result of increased show airings to support domestic and international revenue growth, higher media rates and the Company's decision to enter the media brokerage business during fiscal year 1994. The Company's ratio of media purchases to net revenue for fiscal year 1993 was favorably impacted by the renegotiation of one of its European cable contracts. Results of operations in fiscal year 1994 reflected decreases in consumer response to product offerings, higher media rates, and the decline in domestic non- infomercial net revenues which incur no media costs. The result was an increase in the ratio of media purchases to net revenues from 27.1% in fiscal year 1993 to 32.5% during fiscal year 1994.

   Direct costs. Direct costs were $95.1 million in fiscal 1994 as compared to $74.8 million in fiscal 1993, an increase of $20.3 million or 27.1%. This increase was attributable primarily to increased product sales in fiscal 1994. During fiscal year 1994, the Company experienced a favorable trend in the cost of materials. Material cost reductions in the domestic operations more than offset increased material costs internationally. Significant sales of the lower cost TONY LITTLE TARGET TRAINING TAPE product was a major factor in the domestic material cost reduction. Offsetting a portion of the material cost reduction was an increase in commission expense, especially with the aforementioned Tony Little tapes, of approximately $4.5 million. As a percentage of sales, direct costs increased to 55.1% in fiscal year 1994 from 52.6% in fiscal year 1993. A significant factor was increased production cost of approximately $5.1 million in fiscal 1994 versus fiscal 1993. This increase was due to a reduced success rate on newly introduced shows and an increase in the average production cost of infomercials aired in fiscal year 1994. In addition, the international operation incurred increased dubbing cost as a result of its expansion into new countries during fiscal 1994.

SELLING, GENERAL AND ADMINISTRATIVE

   Selling, general and administrative expenses were $20.7 million in fiscal 1994 as compared to $21.3 million in fiscal 1993, a decrease of $.6 million or 2.8%. Selling, general and administrative expenses as a percentage of net revenues decreased in fiscal 1994 to 12.0% from 15.1% in fiscal 1993. This decrease was a direct result of the growth in the Company's net revenues. In addition, the Company took action in 1994 to further reduce selling, general and administrative expenses in the future by enacting management and staff reductions. The Company recorded associated severance costs of $725,000 in fiscal year 1994 which are included in the unusual charges described below.

UNUSUAL CHARGES

   Unusual charges of $9,049,000 for the year ended March 31, 1994 included $4,127,000 for certain legal settlements. In addition, the Company recognized additional expenses during fiscal year 1994 including $1,138,000 in legal fees associated with the aforementioned settlements and class action lawsuits, $1,000,000 related to the relocation of its fulfillment center to Phoenix, Arizona; $1,268,000 in costs associated with anti- takeover defenses and the terminated tender offer and agreement of merger with ValueVision; $725,000 in severance related to personnel reductions; $591,000 in costs associated with two aborted stock offerings; and $200,000 in other costs.

   Unusual charges for the fiscal year ended March 31, 1993 were $725,000 and included $425,000 for severance expense and $300,000 for settlements of litigation and related legal fees.

INTEREST EXPENSE

   Interest expense was $300,000 in fiscal 1994 as compared to $371,000 in fiscal 1993, a decrease of 19.1%. This decrease reflected lower interest rates and a reduction in the Company's average outstanding short-term borrowings.

NET INCOME (LOSS)

   The Company had a net loss of $8.7 million in fiscal 1994 as compared to net income of $6.3 million in fiscal 1993, a decrease of $15.0 million. This was primarily due to the unusual charges and the increase in the Company's media purchases as a percentage of net revenues as described above.

LIQUIDITY AND CAPITAL RESOURCES

   Cash provided by operations and outstanding cash and cash equivalents will provide the primary support for funding current operations. Cash and cash equivalents increased $11.9 million from $1.6 million at March 31, 1994 to $13.5 million at March 31, 1995. The Company's working capital increased by $20.7 million during the same period from $1.4 million to $22.1 million. The increases were primarily a result of the Company's current year financing activities which generated approximately $10.4 million in cash. An additional benefit was realized from an increase of $4.1 million in cash provided by operations which changed from a use of cash of $2.2 million in fiscal year 1994 to a source of cash of $1.9 million in fiscal year 1995. The primary reason for the increase was a reduction of in excess of $8.0 million in the Company's net loss. The increase in inventories during the year was primarily attributable to the Company's need to support its continued global expansion, especially into Japan, as is evidenced by the 74.8% growth in foreign net revenues during fiscal year 1995. The Company achieved a turnaround in cash provided from operations during 1995 despite cash payments in excess of $5.1 million for litigation related settlements and legal fees.

   In October and December 1994, the Company received proceeds of $9,415,000 (net of offering costs of $872,000) from the sale of 255,796 investment units ("Units") in private placement transactions described in Note 11 to the Consolidated Financial Statements.

   Prior to the December 1994 private placement, the Board carefully evaluated the current and projected financial position of the Company, including its liquidity needs. The Audit Committee of the Board expressly authorized the Company to make an application to the New York Stock Exchange to consummate the transactions without seeking shareholder approval because, in the Audit committee's opinion, the delay necessary in securing shareholder approval would have seriously jeopardized the Company's financial viability. Without such authorization from the New York Stock Exchange, under the New York Stock Exchange rules (but not under Delaware state corporate law), shareholder approval of such transactions would have otherwise been required. In reaching this conclusion, the Audit Committee noted that the report of the Company's independent auditors included in the Company's 10-K for the fiscal year ended March 31, 1994 makes reference to the need for additional liquidity to ensure the Company's viability. The New York Stock Exchange accepted this application.

   In October 1994, the Company entered into a Note and Warrant Purchase Agreement (the "Note Agreement") pursuant to which it obtained a $5 million five year interest only term loan bearing interest at a rate equal to the prime rate plus .5%. Approximately $3.1 million of the proceeds were used to repay the Company's pre-existing bank debt. The loan is secured by a lien on substantially all of the assets of the Company and its subsidiaries. The terms of the Note Agreement, among other things, restrict the Company's ability to make acquisitions, pay dividends and incur additional indebtedness except for a maximum of $1.0 million in borrowing from a foreign bank. The lenders received a warrant to purchase 2,250,000 shares (subject to adjustment) of the Company's common stock at $4.80 per share at any time from and after September 30, 1995 until September 30, 2004 as part of the Note Agreement. In April 1995, the term loan was acquired by a bank with all material terms remaining unchanged.

   The remainder of the proceeds from the term loan and sale of Units are being used for working capital purposes.

   The Company's international revenues are subject to foreign exchange risk. To the extent that the Company incurs local currency expenses that are based on local denominated sales volume (fulfillment and media costs), this exposure is reduced significantly. The Company closely monitors exchange rate movements and will protect short term cash flows through the use of options and/or future contracts when appropriate. In the long term the Company has the ability to change prices at any time in order to react to major currency fluctuations; thus reducing the risk associated with local currency movements.

   Fiscal year 1995 saw the Company achieve significant improvement in its financial position and operating results, including its return to profitability in its two most recent fiscal quarters and its settlement or tentative settlement of the bulk of the Company's outstanding litigation. The Company's financial statements for the year ended March 31, 1995 contain an unqualified opinion from its independent auditors.

   The Company settled or tentatively settled significant outstanding litigation during fiscal years 1995 and 1994 and, in connection therewith, incurred costs resulting in a reduction of earnings of $2.8 million and $5.3 million, respectively. While it is not possible to give assurance as to the effects of any potential future litigation against the Company or settlements in excess of current accruals, management believes it has taken a major step in positioning the Company against these types of unusual litigation charges in the future.

   The Company has additional capital resource and liquidity requirements related to its issuance, subject to adjustment, of 145,000 shares of the Company's common stock in connection with the Federal Class Action settlement described in Note 13 to the Consolidated Financial Statements and the payment of $375,000 upon final approval of the ValueVision Class Action Litigation settlement described in Note 13 to the Consolidated Financial Statements. Management believes that the ValueVision settlement, if approved on substantially the same terms as the tentative settlement, would not be likely to have a material adverse effect on the financial position of the Company.

   In connection with its financing activities during fiscal year 1995, the Company issued preferred stock convertible into and warrants to acquire shares of common stock in a total amount of 7,897,512 which represents 55.6% of common stock outstanding at March 31, 1995. The Company also has 2,908,096 options outstanding under its stock option plans. While having a dilutive effect on future earnings per share, the exercise of all of these warrants and options would provide the Company with approximately $40.1 million in additional capital.

   The Company's capital expenditures for the past two years have been limited partially due to its financial condition. The Company expects to spend in excess of $2.0 million to update its worldwide management information system in fiscal 1996.

   Management believes that cash generated from operations, its current capital structure and the other sources of capital described above are adequate to support the Company's long term growth needs including continued international expansion, required capital expenditures and potential future acquisitions.

QUARTERLY RESULTS OF OPERATIONS

   The following table sets forth operating data of the Company, including such data as a percentage of net revenues, for the last two fiscal years.

                                                                Three Months Ended
                                     ---------------------------------------------------------------------------
         1995 Fiscal Year                June 30          September 30        December 31          March 31
- ---------------------------------    -----------------  -----------------   ----------------  -----------------
                                                              (Dollars in thousands)
Net revenues ....................   $40,397    100.0%   $38,535    100.0%   $41,254    100.0%  $55,981    100.0 %
Operating costs and expenses: ...
     Media purchases ............    13,018     32.2     11,584     30.1     11,754     28.5    15,605     27.9
     Direct costs ...............    21,348     52.9     21,290     55.2     23,219     56.3    31,748     56.7
     Selling, general and
        administrative  .........     5,073     12.6      4,785     12.4      4,673     11.3     6,235     11.1
     Severance to former Chairman
        and Chief Executive
        Officer  ................                         2,650      6.9
     Unusual charges ............       335      0.8        241      0.6      1,192      2.9     1,100      2.0
     Interest expense ...........       124      0.3        105      0.3        181      0.4       279      0.5
                                    -------   ------    -------    -----     ------   ------   -------   ------
          Total operating costs
             and expenses  ......    39,898     98.8     40,655    105.5     41,019     99.4    54,967     98.2
                                    -------   ------    -------    -----     ------   ------   -------   ------
Income (loss) before income taxes       499      1.2     (2,120)    (5.5)       235      0.6     1,014      1.8
                                    -------   ------    -------    -----    -------   ------   -------   ------
Net income (loss) ...............   $   471      1.2%   $(2,092)    (5.4)%  $   235      0.6%  $   714      1.3%
                                    =======   ======    =======    =====    =======   ======   =======   ======

                                                                Three Months Ended
                                    ----------------------------------------------------------------------------
        1994 Fiscal Year               June 30          September 30         December 31           March 31
- --------------------------------   ----------------   -----------------   ------------------  -----------------
                                                              (Dollars in thousands)
Net revenues ...................   $44,433   100.0%   $45,862    100.0%   $38,772     100.0%   $43,535    100.0%
Operating costs and expenses: ..
     Media purchases ...........    12,365    27.8     15,427     33.6     13,946      36.0     14,477     33.3
     Direct Costs ..............    23,910    53.8     24,990     54.5     21,811      56.3     24,359     55.9
     Selling, general and
        administrative  ........     5,118    11.5      4,893     10.7      5,447      14.0      5,209     11.9
     Unusual charges ...........                        2,465      5.4      1,984       5.1      4,600     10.6
     Interest expense ..........       105     0.3         65      0.1         55       0.1         75      0.2
                                   -------   -----    -------   ------    -------    ------    -------   ------
          Total operating costs
             and expenses  .....    41,498    93.4     47,840    104.3     43,243     111.5     48,720    111.9
                                   -------   -----    -------   ------    -------    ------    -------   ------
Income (loss) before income
   taxes  ......................     2,935     6.6     (1,978)    (4.3)    (4,471)    (11.5)    (5,185)   (11.9)
Net income (loss) ..............   $ 2,333     5.3%   $(1,522)    (3.3)%  $(4,331)    (11.2)%  $(5,179)   (11.9)%
                                   =======   =====    =======   ======    =======    ======    =======   ======

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The response to this Item is submitted in a separate section of this report.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The executive officers and directors of the Company are:

                Name                    Age                           Position
 -----------------------------------   -----   -------------------------------------------------------
David J. Carman (1)  ...............    44    Executive Vice President of the Company, President and
                                              Chief Executive Officer of Quantum International, Ltd.
                                              and Director

James A. Jernigan  .................    52    Executive Vice President and Chief Operating Officer
                                              for North American Operations

John J. Sullivan  ..................    48    Senior Vice President, Administration, Planning and
                                              Investor Relations

Constantinos I. Costalas (1)  ......    59    Vice Chairman, Senior Financial Officer and Director

Michael J. Emmi (2)  ...............    53    Director

Brian McAdams (1)  .................    53    Chairman of the Board, Chairman of the Executive
                                              Committee and Director

Mark P. Hershhorn (1)  .............    45    President, Chief Executive Officer and Director

Frederick S. Hammer (1)(2)(3)(4)(5)     59    Director

Ira M. Lubert (5)  .................    45    Director

Charles L. Andes (4)(5)  ...........    64    Director

Jon W. Yoskin II (2)(3)(5)  ........    55    Director


- ------
(1) Member of the Executive Committee.

(2) Member of the Audit Committee.

(3) Member of the Compensation Committee.

(4) Member of the Nominating Committee.

(5) Member of the Shareholder Committee.

   David J. Carman served as President and Chief Operating Officer of the Company's Quantum International, Ltd. ("Quantum") subsidiary since joining the Company in December 1991 until April 1995, has been President and Chief Executive Officer of Quantum since April 1995, and has been Executive Vice President of the Company since September 1994. From June 1991 to August 1994, Mr. Carman served as Vice President of the Company. From October 1989 to June 1991, Mr. Carman had been Vice President in charge of European, Central Pacific, Australian and New Zealand operations of The Franklin Mint. Between 1986 and 1989, he had been President of various international subsidiaries of The Franklin Mint. Prior to that time, Mr. Carman held a Teaching Fellowship at an Australian university and was President of his own strategic consulting company. He has served as a Director of the Company since April 1993.

   James A. Jernigan has served as Executive Vice President of the Company and Chief Operating Officer for North American Operations since September 1994. From June 1994 until September 1994, he served as Senior Vice President and Chief Operating Officer of the Company. From January 1992 until June 1994, Mr. Jernigan was Vice President, Manufacturing, Sourcing and International Operations of the Company. He was Vice President of Sourcing and International Operations at The Franklin Mint from December 1987 to January 1992.

   John J. Sullivan has served as Senior Vice President, Administration, Planning and Investor Relations of the Company since April 1995 and as Vice President, Treasurer and Chief Financial Officer of the Company from

September 1991 to April 1995. From 1989 to 1991, Mr. Sullivan was Chief Financial Officer of Gold Medal Sporting Goods. Prior to that time, Mr. Sullivan was employed by The Franklin Mint for more than 18 years in various capacities, most recently as Corporate Controller.

   Constantinos I. Costalas has been the Vice Chairman of the Company since September 1994 and the Senior Financial Officer since April 1995. Until February 11, 1994, he served as Chairman of the Board, President and Chief Executive Officer of Glendale Bancorporation and as Chairman of the Board, President and Chief Executive Officer of Glendale National Bank of New Jersey, which positions were held since 1985 and 1976, respectively. He has served as a Director of the Company since May 1993.

   Michael J. Emmi has served as Chairman of the Board, Chief Executive Officer and President of Systems & Computer Technology Corporation, a provider of computer software and services, since May 1985. Mr. Emmi is also a Director of CompuCom Systems, Inc., Crusader Savings and Loan Association, and The Franklin Institute and is the Chairman of the Pennsylvania Chapter of the American Electronics Association. Prior to such time, Mr. Emmi held various positions with General Electric Information Services Company (GEISCO), a unit of General Electric Company and other subsidiaries of General Electric Company, most recently as Senior Vice President, Marketing and U.S. Sales of GEISCO, from February 1982 to May 1985. He has served as a Director of the Company since April 1995.

   Brian McAdams has served as Chairman of the Board and Chairman of the Executive Committee of the Company since September 1994 and was Chief Executive Officer of the Company from September 1994 to April 1995. Mr. McAdams has served as President, Chief Executive Officer and a Director of McAdams, Richman & Ong, Inc., an advertising and marketing company, since 1976. He is also a Director of Crusader Savings and Loan Association. Mr. McAdams serves on the board of the Council of Better Business Bureau and serves on the Marketing and Advertising Review Committee. He has served as a Director of the Company since June 1990.

   Mark P. Hershhorn has served as President of the Company since August 1994, has been Chief Executive Officer of the Company and Chairman of Quantum since April 1995 and served as Chief Operating Officer of the Company from August 1994 until April 1995. From June 1993 to August 1994, Mr. Hershhorn served as President and Chief Operating Officer of Buckeye Communications, Inc. From December 1991 to April 1993, Mr. Hershhorn was President and Chief Operating Officer of the Company. From April 1990 until December 1991, Mr. Hershhorn was Senior Vice President of Food Operations and Joint Ventures for Nutri/System, Inc. Prior to assuming the position with Nutri/System, Inc., he acted as a consultant for J. Crew, Inc. from January through April 1990. From 1985 to January 1990, Mr. Hershhorn was an executive with The Franklin Mint in Philadelphia, Pennsylvania, serving as Vice President and Chief Financial Officer, as well as a Director. He has served as a Director of the Company since September 1994.

   Frederick S. Hammer has been Vice Chairman of Tri-Arc Financial Services, Inc., a provider of specialized insurance products to the financial services industry, since June 1994. From February 1993 to June 1994, Mr. Hammer was Chairman of Mutual of America Capital Management Corporation. From 1989 until 1993, Mr. Hammer was President of the SEI Asset Management Group in Wayne, Pennsylvania. From 1989 until 1991, Mr. Hammer was Mazur Fellow at the Wharton School of the University of Pennsylvania. Mr. Hammer presently serves on the Board of Directors of Alco Standard Corporation and was previously a director of Meritor Savings Bank. He has served as a Director of the Company since October 1994.

   Ira M. Lubert has served as Managing Director of Radnor Venture Management Company and of Technology Leaders Management,Inc., both of which are venture capital management companies, since 1988. Mr. Lubert is a Director of CompuCom Systems, Inc. He has served as a Director of the Company since December 1994.

   Charles L. Andes has served as Chief Executive Officer of Interactive Marketing Ventures since January 1995 and as Chief Executive Officer and President of the Eastern Technology Council, an affiliation of industry leaders in technology fields who collaborate and cooperate on a broad range of technology related matters, since 1991. From 1986 until 1991, Mr. Andes was President and Chief Executive Officer of The Franklin Institute in Philadelphia, a world-renowned science museum and research center. From 1973 until 1985, Mr. Andes was Chairman of The Franklin Mint. Mr. Andes is a Director of Information Systems Acquisition Corporation and First Fidelity Bank, N.A., Chairman of the Pennsylvania Academy of the Fine Arts and is Vice Chairman of the Pennsylvania Intergovernmental Corporation Authority, a board created by the Commonwealth of Pennsylvania to oversee the operating and capital budgets of the City of Philadelphia. He has served as a Director of the Company since October 1994.

   Jon W. Yoskin II has served as Chairman, Chief Executive Officer and a Director of Tri-Arc Financial Services Inc., a provider of specialized insurance products to the financial services industry, since 1986. Prior to that time, he worked in the insurance and banking industries with companies such as Meritor, TransAtlantic Life Insurance Assurance Company and Royal Oak Insurance Company. Mr. Yoskin has served as a Director of the Company since June 1994.

BOARD COMMITTEES

   The Board of Directors has an Executive Committee which exercises such management functions as may be delegated by the Board of Directors from time to time, an Audit Committee which reviews the results and scope of the audit and other services provided by the Company's independent public accountants, a Compensation Committee which makes recommendations regarding salaries and incentive compensation for officers of, and consultants to, the Company, and a Nominating Committee which is responsible for reviewing candidates, and recommending to the Board nominees for membership on the Board of Directors. The Executive Committee is currently comprised of Messrs. Carman, Costalas, Hammer, Hershhorn and McAdams, the Audit Committee is currently comprised of Messrs. Emmi, Hammer and Yoskin, the Compensation Committee is currently comprised of Messrs. Hammer and Yoskin and the Nominating Committee is currently comprised of Messrs. Hammer and Andes. The Shareholder's Committee is currently comprised of Messrs. Hammer, Lubert, Andes and Yoskin.

SECTION 16(A) DISCLOSURE

   Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than ten percent of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York and Philadelphia Stock Exchanges. Officers, directors and greater than ten-percent owners are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

   Based solely on the Company's review of the copies of such forms received by it, the Company believes that, during the fiscal year ended March 31, 1995, it was in compliance with all filing requirements applicable to its officers, directors, and greater than ten-percent owners, except the Company recently discovered that certain filings which were made on a timely basis with the Securities and Exchange Commission may not have been made with the New York Stock Exchange and/or the Philadelphia Stock Exchange.

ITEM 11. EXECUTIVE COMPENSATION

   This information will be set forth in the Registrant's definitive proxy statement for its 1995 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   This information will be set forth in the Registrant's definitive proxy statement for its 1995 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

   This information will be set forth in the Registrant's definitive proxy statement for its 1995 annual meeting of stockholders and is incorporated herein by reference.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Financial Statements and Schedules

   The following is a list of the consolidated financial statements of the Company and its subsidiaries and supplementary data submitted in a separate section of this report.

       -- Report of Independent Auditors.

       -- Consolidated Balance Sheets -- March 31, 1995 and 1994.

       -- Consolidated Statements of Operations -- Years ended March 31, 1995,
          1994, and 1993.

       -- Consolidated Statements of Shareholders Equity -- Years ended March
          31, 1995, 1994, and 1993.

       -- Consolidated Statements of Cash Flows -- Years ended March 31, 1995,
          1994, and 1993.

       -- Notes to Consolidated Financial Statements

   The following is a list of the schedules filed as part of this Form 10-K.

       Schedule VIII -- Valuation and Qualifying Accounts

   All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b) Reports on Form 8-K filed in the fourth quarter of 1995:

       Form 8-K dated January 13, 1995
         Item 5. Other Events -- Announcement of the Company's consummation of several transactions with Buckeye Communications, Inc. ("Buckeye") in accordance with an August 1994 agreement by and among the Company, Buckeye and Mark Hershhorn as a result of the Company's success in consummating private sales of its equity securities in the aggregate amount of approximately $10,260,000.

       Form 8-K dated March 20, 1995
         Item 5. Other Events -- Announcement by the Company of the following: tentative settlement of ValueVision litigation, and in connection with settlement, the entrance of a Telemarketing and Joint Venture Agreement with ValueVision and the tentative settlement of the related Class Action lawsuits.

       Form 8-K dated April 13, 1995
         Item 5. Other Events -- Announcement by the Company of the following: execution of a settlement agreement concerning all claims involved in the Company's Federal Shareholders' Class Action litigation pending since October 1993 and notification of the Company being served with a copyright infringement suit.

c) Index to Exhibits

Exhibit No.
- -----------
3.1*              Certificate of Incorporation (Exhibit 3(a)

3.2(a)**          Bylaws (Exhibit 4.1)

3.2(b)***         Amendment to By-laws dated February 1992 (Exhibit 3(b)(1)

3.2(c)            Amendment to By-laws dated April 1995

4.1*              Specimen copy of stock certificate for shares of Common Stock of the Registrant (Exhibit 4(a)

                                      24

Exhibit No.
- -----------

4.2               Specimen copy of stock certificate for shares of Series B Convertible Preferred Stock of the
                  Registrant

4.3++             Rights Agreement dated as of January 3, 1994 (Exhibit 4.2)

4.3(a)++          Amendment No. 1 to Rights Agreement, dated as of March 6, 1994 (Exhibit 4.2(a)

4.3(b)            Amendment No. 2 to Rights Agreement, dated as of September 26, 1994

4.3(c)            Amendment No. 3 to Rights Agreement, dated as of September 30, 1994

4.3(d)            Amendment No. 4 to Rights Agreement, dated as of November 30, 1994

4.4               Certificate of Designation of Series B Convertible Preferred Stock

10.1*             1988 Stock Option Plan (Exhibit 10(b)+

10.2(a)##         Amended and Restated 1991 Stock Option Plan (Exhibit A)+

10.2(b)***        Form of Stock Option Agreement (Exhibit 10(a)(2)(ii)+

10.2(c)***        Form of Note of Exercising Options Holder (Exhibit 10(a)(3)(iii)+

10.3***           Non-Plan Stock Option (Exhibit 10(a)(2)(i)+

10.4****          401(k) Plan Document (Exhibit 10(a)(4)+

10.5##            1995 Management Incentive Plan (Exhibit B)+

10.6(a)****       Stock Purchase Agreement between Registrant and Synacq, Inc. (Exhibit 10(c)(3)

10.6(b)****       Products Offering Services Agreement between Registrant and Synacq, Inc. (Exhibit 10(c)(4)

10.6(c)****       Financial Consulting Agreement between Registrant and Synacq, Inc. (Exhibit 10(c)(5)

10.6(d)****       Non-Competition and Confidentiality Agreement between Registrant and Synacq, Inc.
                  (Exhibit 10(c)(6)

10.7***           Lease for 1700 Walnut Street, Philadelphia, PA (Exhibit 10(d)(5)

10.8****          Form of Indemnity Agreement (Exhibit 10(h)

10.9(a)***        Employment Agreement between the Registrant and John J. Turchi, Jr. dated as of September 23,
                  1993 (Exhibit 10.2)+

10.9(b)&&         Letter Agreement between the Registrant and John J. Turchi, Jr. dated September 12, 1994
                  (Exhibit 10)

10.9(c)&          Letter Agreement between the Registrant, John J. Turchi, Jr. and Mergren Associated dated April
                  13, 1995 (Exhibit 10.4)

10.10(a)***       Amendment to Employment Agreement between the Registrant and John J. Sullivan dated as of March
                  1, 1992 (Exhibit 10(l)(1)+

10.10(b)++        Employment Agreement between the Registrant and John J. Sullivan dated as of June 1, 1994
                  (Exhibit 10.16(b)+

10.11(a)+         Employment Agreement between the Registrant and Michael M. Hammond dated as of April 16, 1993
                  (Exhibit 10.17)+

10.11(b)++        Agreement between the Registrant and Michael M. Hammond dated as of May 3, 1994
                  (Exhibit 10.17(a)+

10.12(a)++        Employment Agreement between the Registrant and David Carman dated as of June 1, 1993
                  (Exhibit 10.3)+

                                      25

Exhibit No.
- -----------

10.12(b)++        Employment Agreement between Quantum and David Carman dated as of June 1, 1993 (Exhibit 10.4)

10.13++           Employment Agreement between the Registrant and James Jernigan dated as of June 1, 1994
                  (Exhibit 10.20)+

10.14+            Promissory Note between the Registrant and John J. Turchi, Jr. dated January 1, 1992

10.15++           Lease for 7822 S. 46th Street; Phoenix, AZ (Exhibit 10.1)

10.16+++          Settlement Agreement; dated as of October 8, 1993, by and among: Ronic, S.A.; Ronic Industries
                  S.A.; Marie-Claire Faivre Duboz; Registrant; Quantum and Media Arts (Exhibit 10.1)

10.17+++          Settlement Agreement and Full and Mutual Release dated December 13, 1993 by and between
                  Registrant, Media Arts and Positive Response Marketing, Inc. and Michael S. Levey. (Exhibit 10.2)

10.18(a)++        Marketing and Distribution Agreement dated as of July 1, 1993 among Registrant, Quantum and
                  Direct Records, Inc. (Exhibit 10.25(a)

10.18(b)++        First Amendment to Marketing and Distribution Agreement as of July 15, 1993 among Registrant,
                  Quantum and Direct Records, Inc. (Exhibit 10.25(b)

10.19++           Production Agreement dated December 13, 1993 by and among Registrant, Media Arts, and Positive
                  Response Television, Inc. (Exhibit 10.26)

10.20++           Agreement Respecting Ownership and Use of Service Mark dated December 13, 1993 by and among
                  Registrant and Media Arts and Positive Response Television, Inc. and Michael S. Levey
                  (Exhibit 10.27)

10.21#            Promissory Note between the Registrant and John J. Turchi, Jr. dated January 14, 1994 (Exhibit 6)

10.22#            Promissory Note between the Registrant and David Carman dated January 13, 1994 (Exhibit 6)

10.23#            Promissory Note between the Registrant and John J. Sullivan dated January 13, 1994 (Exhibit 6)

10.24(a)          Nonnegotiable Consolidated, Amended and Restated Promissory Note between the Registrant and
                  Kevin Harrington dated March 23, 1995

10.24(b)          Letter Agreement between the Registrant and Kevin Harrington dated March 23, 1995

10.25&&&&         Settlement Agreement and Full and Mutual Release between the Registrant and Abraham J. Salaman dated August 1, 1994 (Exhibit 10)

10.26&&&          Employment Agreement between the Registrant and Mark P. Hershhorn dated August 26, 1995
                  (Exhibit 10)

10.27(a)|B|       Securities Purchase Agreement between the Registrant and, the persons executing, or causing to be executed the signature page dated September 30, 1994 (Exhibit 10(a))

10.27(b)          Amendment to Securities Purchase Agreement dated as of December 19, 1994

10.28|B|          Note and Warrant Purchase Agreement between the Registrant, Media Arts International, Ltd.,
                  Quantum International Limited and Safeguard Scientifics (Delaware), Inc. dated October 19, 1994
                  (Exhibit 10(b))

10.29|B||B|       Securities Purchase Agreement between the Registrant and, the persons executing, or causing to be executed, the signature page thereof dated as of November 30, 1994 (Exhibit 10)


Exhibit No.
- -----------

10.30|B||B||B|    Agreement between the Registrant, Buckeye Communications, Inc. and Mark Hershhorn dated August
                  26, 1994 (Exhibit 99a)

10.31 ++++        Marketing, Distribution and Service Mark Agreement between the Registrant, Media Arts
                  International, Ltd., and Positive Response Television, Inc. (Exhibit 10.3)

10.32 ++++        Employment Agreement between the Registrant and Brian McAdams dated January 5, 1995
                  (Exhibit 10.1)

10.33 ++++        Employment Agreement between the Registrant and Constantinos I. Costalas dated January 5, 1995
                  (Exhibit 10.2)

10.34 &           Settlement Agreement among the Registrant, ValueVision International, Inc., John J. Turchi,
                  Jr., Robert J. Johander and Mark A. Payne dated April 13, 1995 (Exhibit 10.1)

10.35 &           Telemarketing, Production and Post-Production Agreement between the Registrant and ValueVision
                  International, Inc., dated April 13, 1995 (Exhibit 10.2)

10.36 &           Join Venture Agreement between the Registrant and ValueVision International, Inc., dated April
                  13, 1995 (Exhibit 10.3)

10.37             Stipulation and Agreement of Compromise and Settlement regarding National Media Securities
                  Litigation

10.38             Registration Rights Agreement dated as of December 19, 1994 by and among National Media
                  Corporation and the persons whose signatures appear on the signature page thereof

11.1              Statement RE: Computation of Per Share Earnings

21.1              Subsidiaries of the Company

23.1              Consent of Independent Auditors

27.1              Financial Data Schedule


- ------
    * Incorporated by reference to Registrant's Registration Statement on Form S-1 (Reg. No. 33-26778) filed January 31, 1989.

   ** Incorporated by reference to Registrant's Registration Statement on Form
      S-3 (Reg. No. 33-35301) filed June 8, 1990.

  *** Incorporated by reference to Registrant's Annual Report on Form 10-K for fiscal year ended March 31, 1992 filed June 26, 1992.

 **** Incorporated by reference to Registrant's Annual Report on Form 10-K for fiscal year ended March 31, 1991 filed June 20, 1991.

   ++ Incorporated by reference to Registrant's Annual Report on Form 10-K for fiscal year ended March 31, 1994 filed July 14, 1994.

    + Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

    + Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1993 filed June 29, 1993.

   ++ Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1993 filed November 12, 1993.

  +++ Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1993 filed February 14, 1994.

 ++++ Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1994 filed February 14, 1995.

         |B| Incorporated by reference to Registrant's Report on Form 8-K dated
             October 5, 1994.

      |B%|B| Incorporated by reference to Registrant's Report on Form 8-K dated
             December 8, 1994.


   |B||B||B| Incorporated by reference to Registrant's Report on Form 8-K dated
             January 13, 1995.


           & Incorporated by reference to Registrant's Report on Form 8-K dated
             April 13, 1995.


          && Incorporated by reference to Registrant's Report on Form 8-K dated
             September 12, 1994.

         &&& Incorporated by reference to Registrant's Report on Form 8-K dated
             August 26, 1994.

        &&&& Incorporated by reference to Registrant's Report on Form 8-K dated
             July 19, 1994.


          ## Incorporated by reference to Registrant's Proxy Statement in connection with annual meeting of Stockholders to be held on February 22, 1995.

           # Incorporated by reference to Registrant's Schedule 14 D-9 filed on
             February 18, 1994.

                          ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14(A)(1) AND (2), (C) AND (D)

           CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  LIST OF CONSOLIDATED FINANCIAL STATEMENTS

                      AND FINANCIAL STATEMENT SCHEDULES

                               CERTAIN EXHIBITS

                        FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED MARCH 31, 1995

                          NATIONAL MEDIA CORPORATION

                               PHILADELPHIA, PA

                          NATIONAL MEDIA CORPORATION

                      CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED MARCH 31, 1995 AND 1994

                                   CONTENTS

Report of Independent Auditors  .............................................................   31

Audited Consolidated Financial Statements

Consolidated Balance Sheets  ................................................................   32
Consolidated Statements of Operations  ......................................................   34
Consolidated Statements of Shareholders' Equity  ............................................   35
Consolidated Statements of Cash Flows  ......................................................   36
Notes to Consolidated Financial Statements  .................................................   37


                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
National Media Corporation


We have audited the accompanying consolidated balance sheets of National Media Corporation as of March 31, 1995 and 1994, and the related consolidated statements of operations, cash flows, and shareholders' equity for each of the three years in the period ended March 31, 1995. Our audits also included the financial statement schedule included in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Media Corporation at March 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                           ERNST & YOUNG LLP


May 12, 1995

                          NATIONAL MEDIA CORPORATION

                         CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES

                            AND PER SHARE AMOUNTS)

                                                                                    March 31
                                                                                1995         1994
                                                                             ----------   ----------
Assets
Current assets:
   Cash and cash equivalents .............................................    $13,467      $ 1,595
   Accounts receivable, net ..............................................     14,344       14,709
   Inventories ...........................................................     15,387       10,761
   Prepaid media .........................................................      2,660        2,695
   Prepaid show production ...............................................      3,463        2,830
   Deferred costs ........................................................      1,820        2,222
   Prepaid expenses and other current assets .............................      1,228          833
   Deferred income taxes .................................................      1,782        1,204
                                                                             --------     --------
Total current assets  ....................................................     54,151       36,849

Property and equipment, net  .............................................      4,413        4,809
Excess of cost over net assets of acquired businesses and other intangible assets, less accumulated amortization of $1,918 and $1,582,
   respectively ..........................................................      4,659        4,995

Other assets  ............................................................        920          822

                                                                             --------     --------
Total assets  ............................................................    $64,143      $47,475
                                                                             ========     ========


                                                                                    March 31
                                                                               1995         1994
                                                                             ---------   ----------
Liabilities and shareholders' equity
Current liabilities:
   Notes payable to bank .................................................    $    --     $ 3,819
   Accounts payable ......................................................     12,093      12,292
   Accrued expenses ......................................................     17,786      15,826
   Deferred revenue ......................................................        279       1,735
   Income taxes payable ..................................................        300          --
   Deferred income taxes .................................................      1,428         849
   Current portion of long-term debt and capital lease obligations .......        184         951
                                                                              -------    --------
Total current liabilities  ...............................................     32,070      35,472

Long-term debt and capital lease obligations  ............................      3,613         448

Deferred income taxes  ...................................................        354         355

Other liabilities  .......................................................      1,481         629

Shareholders' equity:
   Preferred stock, $.01 par value; authorized 10,000,000 shares; issued
     255,796 and -0- shares Series B convertible preferred stock
     (liquidation preference of $10,232), respectively  ..................          3          --
   Common stock, $.01 par value; authorized 50,000,000 shares; issued
     14,879,542 and 14,338,042 shares, respectively  .....................        149         144
   Additional paid-in capital ............................................     31,877      19,026
   Retained earnings .....................................................        (10)        662
                                                                              -------    --------
                                                                               32,019      19,832

   Treasury stock, 686,710 shares, at cost ...............................     (3,791)     (3,791)
   Notes receivable, directors, officers, employees, consultants, and
     others  .............................................................     (1,868)     (4,504)
   Foreign currency translation adjustment ...............................        265        (966)
                                                                              -------    --------
Total shareholders' equity  ..............................................     26,625      10,571
                                                                              -------    --------
Total liabilities and shareholders' equity  ..............................    $64,143     $47,475
                                                                              =======    ========


See accompanying notes.

                          NATIONAL MEDIA CORPORATION

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES

                            AND PER SHARE AMOUNTS)

                                                                   Year ended March 31
                                                            1995           1994           1993
                                                        ------------   ------------    ------------
Revenues:
   Product sales ....................................   $   168,689    $   167,920     $   137,638
   Retail royalties .................................         5,303          3,694           3,218
   Sales commissions and other revenues .............         2,175            988           1,141
                                                        -----------    -----------     -----------
Net revenues  .......................................       176,167        172,602         141,997

Operating costs and expenses:
   Media purchases ..................................        51,961         56,215          38,458
   Direct costs .....................................        97,605         95,070          74,777
   Selling, general, and administrative .............        20,766         20,667          21,331
   Severance expense for former Chairman and Chief
     Executive Officer  .............................         2,650             --              --
   Unusual charges ..................................         2,868          9,049             725
   Interest expense .................................           689            300             371
                                                        -----------    -----------     -----------
Total operating costs and expenses  .................       176,539        181,301         135,662
                                                        -----------    -----------     -----------
Income (loss) before income taxes  ..................          (372)        (8,699)          6,335

Income taxes  .......................................           300             --              76
                                                        -----------    -----------     -----------
Net income (loss)  ..................................   $      (672)   $    (8,699)    $     6,259
                                                        ===========    ===========     ===========
Income (loss) per common and dilutive common
   equivalent shares ................................   $      (.05)   $      (.72)    $       .48
                                                        ===========    ===========     ===========
Weighted average number of common shares outstanding     14,023,800     12,077,900      13,046,400
                                                        ===========    ===========     ===========


See accompanying notes.

                          NATIONAL MEDIA CORPORATION
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                   Year ended March 31
                                                              1995        1994         1993
                                                            ---------   ---------    ---------
Preferred stock:
   Beginning balance ....................................    $    --     $    --  $       --
   Issuance of investment units .........................          3          --          --
                                                            --------   ---------    --------
Ending balance  .........................................          3          --          --

Common stock:
   Beginning balance ....................................        144         123         118
   Exercise of stock options (41,500; 2,052,418; and
     491,234 shares)  ...................................         --          21           5
   Issuance of shares to settle litigation (500,000
     shares)  ...........................................          5          --          --
                                                            --------   ---------    --------
Ending balance  .........................................        149         144         123

Additional paid-in capital:
   Beginning balance ....................................     19,026      13,363      12,398
   Issuance of investment units .........................      9,083          --          --
   Issuance of shares to settle litigation ..............      1,726          --          --
   Issuance of warrants in connection with term loan ....      1,800          --          --
   Exercise of stock options ............................        242       5,652         965
   Reissuance of treasury shares ........................         --          11          --
                                                            --------   ---------    --------
Ending balance  .........................................     31,877      19,026      13,363

Retained earnings:
   Beginning balance ....................................        662       9,361       3,102
   Net income (loss) ....................................       (672)     (8,699)      6,259
                                                            --------   ---------    --------
Ending balance  .........................................        (10)        662       9,361

Treasury stock:
   Beginning balance ....................................     (3,791)     (3,892)     (3,892)
   Reissuance of treasury shares (18,265 shares) ........         --         101          --
                                                            --------   ---------    --------
   Ending balance .......................................     (3,791)     (3,791)     (3,892)

Deferred compensation:
   Beginning balance ....................................         --          --          (6)
   Amortization of deferred compensation ................         --          --           6
                                                            --------   ---------    --------
Ending balance  .........................................         --          --          --

Notes receivable:
   Beginning balance ....................................     (4,504)       (496)       (452)
   Collection of notes receivable .......................      2,636         642         367
   Exercise of stock options ............................         --      (4,650)       (411)
                                                            --------   ---------    --------
Ending balance  .........................................     (1,868)     (4,504)       (496)

Foreign currency translation adjustment:
   Beginning balance ....................................       (966)       (829)       (125)
   Translation adjustment for the year ..................      1,231        (137)       (704)
                                                            --------   ---------    --------
Ending balance  .........................................        265        (966)       (829)
                                                            --------   ---------    --------
Total shareholders' equity  .............................    $26,625     $10,571     $17,630
                                                            ========   =========    ========


See accompanying notes.

                          NATIONAL MEDIA CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)

                                                                  Year ended March 31
                                                            1995         1994          1993
                                                          ---------   -----------    ---------
Cash flows from operating activities
Net income (loss)  ....................................    $  (672)     $ (8,699)    $ 6,259
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
     Depreciation and amortization  ...................      1,650        1,628        2,022
     Amortization of loan discount  ...................        150           --           --
     Provision for deferred rent expense  .............        402          363           --
     Decrease (increase) in:
        Accounts receivable, net ......................      1,139       (3,577)      (6,006)
        Inventories ...................................     (3,987)        (360)      (5,505)
        Prepaid cable and advertising costs ...........       (370)        (662)      (3,730)
        Deferred costs ................................        402          807       (1,155)
        Other current assets ..........................       (395)        (106)       1,129
     Increase (decrease) in:
        Accounts payable ..............................       (415)       1,839        5,546
        Accrued expenses ..............................      4,713        6,422         (875)
        Deferred revenue ..............................     (1,456)        (903)       1,167
        Income taxes payable ..........................        300         (520)         (97)
        Other .........................................        440        1,548          899
                                                          --------     --------      -------
Net cash provided by (used in) operating activities  ..      1,901       (2,220)        (346)

Cash flows from investing activities
Additions to property and equipment  ..................       (832)      (1,815)      (1,974)
Proceeds from sale of building  .......................         --           --        2,275
                                                          --------     --------      -------
Net cash (used in) provided by investing activities  ..       (832)      (1,815)         301

Cash flows from financing activities  .................
Net proceeds from issuance of investment units  .......      9,415           --           --
Proceeds from borrowings  .............................      5,000          442        2,978
Payments on long-term debt  ...........................       (952)      (1,565)      (2,147)
Exercise of stock options  ............................        242        1,022          486
Net (repayments) borrowings under lines of credit  ....     (3,819)       2,334       (2,197)
Payments received on notes receivable  ................        492          583          367
                                                          --------     --------      -------
Net cash provided by (used in) financing activities  ..     10,378        2,816         (513)
Effect of exchange rate changes on cash and cash
   equivalents ........................................        425          (34)        (337)
                                                          --------     --------      -------
Net increase (decrease) in cash and cash equivalents  .     11,872       (1,253)        (895)
Cash and cash equivalents at beginning of year  .......      1,595        2,848        3,743
                                                          --------     --------      -------
Cash and cash equivalents at end of year  .............    $13,467      $ 1,595      $ 2,848
                                                          ========     ========      =======

Supplemental disclosures of cash flow information
Cash paid during the year for:
   Interest ...........................................    $   546      $   339      $   319
                                                          ========     ========      =======
   Taxes on income ....................................    $    --      $    30      $     5
                                                          ========     ========      =======

Supplemental schedule of noncash investing and
   financing activities
Common stock issued upon exercise of stock options for
   notes receivable ...................................    $    --      $ 4,650      $   411
                                                          ========     ========      =======
Purchase of equipment financed by capital lease  ......    $    --      $   442      $   278
                                                          ========     ========      =======


See accompanying notes.

                          NATIONAL MEDIA CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1995

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. DESCRIPTION OF BUSINESS

   National Media Corporation is engaged in the direct marketing of consumer products principally through television media, by its wholly-owned subsidiaries, Media Arts International, Ltd. and Quantum International Limited ("Quantum").

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of National Media Corporation and its wholly- owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION AND RESERVE FOR RETURNED MERCHANDISE

   Product sales and retail royalty revenue is recognized when the product is shipped. Commission revenue is recognized when an order is received and the appropriate credit investigation is completed. Generally, it is the Company's policy to refund unconditionally the total price of merchandise returned within 30 days. The Company provides an allowance, based upon experience, for returned merchandise.

CASH AND CASH EQUIVALENTS

   For the purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

CASH FLOW--NONCASH FINANCING ACTIVITIES

   During the year ended March 31, 1995, the Company engaged in certain noncash financing activities which resulted in the reduction of the Company's current liabilities in the approximate amount of $3,400,000. Approximately $1,700,000 related to the issuance of 500,000 shares of the Company's common stock in connection with the settlement of the Salaman litigation discussed in Note 13. The value of the shares was based on the stock's fair market value at the date of settlement. The remaining $1,700,000 represents an offset of severance expense payable to the Company's former Chairman and Chief Executive Officer ("CEO") as described more fully in Note 7, by amounts due the Company by the former Chairman and CEO which were previously included in Notes Receivable in the shareholders' equity section of the balance sheet.

ACCOUNTS RECEIVABLE

   The allowance for doubtful accounts was $1,954,360 and $906,400 at March 31, 1995 and 1994, respectively.

INVENTORIES

   Inventories consist principally of products purchased for resale, and are stated at the lower of cost (determined by the first-in, first-out method) or market.

PROPERTY AND EQUIPMENT AND DEPRECIATION AND AMORTIZATION

   Property and equipment are stated at cost. Depreciation and amortization are provided using the straight- line method based on the estimated useful lives of the assets or lease terms.

                          National Media Corporation

1. Description of Business and Summary of Significant Accounting Policies
   - (Continued)

EXCESS OF COST OVER NET ASSETS ACQUIRED AND OTHER INTANGIBLE ASSETS

   Excess of cost over net assets of acquired businesses ("goodwill") is being amortized by the straight-line method over 20 to 40 years. Other intangible assets are being amortized by the straight-line method over 2 to 5 years. Amortization expense for excess of cost over net assets acquired and other intangible assets was $336,200, $415,200, and $702,100 for the years ended March 31, 1995, 1994, and 1993, respectively.

SHOW PRODUCTION COSTS

   Costs related to the production of the Company's direct response televised advertising programs are capitalized and amortized over the estimated useful life of the production. Show production expense was $6,077,000, $6,833,000, and $1,765,000 for the years ended March 31, 1995, 1994, and 1993, respectively. Production expense for 1995, 1994, and 1993 included $1,100,000, $2,600,000, and $200,000, respectively, for amounts written down related to unsuccessful shows.

DEFERRED REVENUE AND COSTS

   Deferred revenue consists of funds received by the Company for items ordered, but not shipped. The related costs are deferred and expensed as orders are shipped. The Company also defers direct costs on product orders for which the funds are not yet received and expenses these costs as orders are shipped.

PER SHARE AMOUNTS

   Income (loss) per share amounts have been computed based upon the weighted average number of common shares and dilutive common equivalent shares (stock options, warrants, and preferred stock) outstanding using the "if converted method" in 1995 and the "treasury stock" method in 1994 and 1993. For 1995 and 1994, the effect of the exercise of stock options and warrants and the conversion of convertible preferred stock was not assumed in the calculation of loss per share because the effect was anti-dilutive.

FOREIGN CURRENCY TRANSLATION

   Results of operations for the Company's foreign subsidiary are translated using the average exchange rates during the period, while assets and liabilities are translated into U.S. dollars using the rate at the balance sheet date. Resulting translation adjustments are recorded as a component of shareholders' equity.

RECLASSIFICATIONS

   Certain prior-year amounts have been reclassified to conform to the current presentation.

INCOME TAXES

   The Company uses the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                          National Media Corporation

2. ACCRUED EXPENSES

   Accrued expenses include the following (in thousands):

                                                    March 31
                                                1995        1994
                                              ---------   ---------
Allowance for product refunds and returns      $3,371      $3,193
Accrual for legal settlements  ............     1,875       2,513
Accrual for commissions payable  ..........     1,226       2,141
Accrual for media purchases  ..............     3,207         912
Accrual for sales and VAT tax  ............     2,311       1,544


3. PROPERTY AND EQUIPMENT

   Property and equipment consists of the following (in thousands):

                                                         March 31
                                                     1995        1994
                                                   ---------   ---------
Furniture, fixtures, and office equipment  .....    $ 7,735     $ 6,832
Leasehold improvements  ........................        938         922
Equipment under capital leases  ................        720         720
                                                   ---------   ---------
                                                      9,393       8,474
Less accumulated depreciation and amortization       (4,980)     (3,665)
                                                   ---------   ---------
Total  .........................................    $ 4,413     $ 4,809
                                                   =========   =========


   Depreciation and amortization expense for property and equipment, including equipment under capital lease, was $1,314,374, $1,212,800, and $1,319,900 for the years ended March 31, 1995, 1994, and 1993, respectively.

4. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

   Long-term debt and capital lease obligations consist of the following (in thousands):

                                                        March 31
                                                     1995       1994
                                                   ---------   -------
Term loan payable to investor, net of discount      $3,350    $    --
Term loan payable to bank  .....................        --        788
Bankers' acceptances  ..........................        --      3,819
Obligations under capital leases  ..............       447        611
                                                   -------    -------
                                                     3,797      5,218
Less current portion  ..........................       184      4,770
                                                   -------    -------
Long-term portion  .............................    $3,613     $  448
                                                   =======    =======


   The Company obtained a $5,000,000 five-year secured term loan with an independent investor pursuant to a Note and Warrant Purchase Agreement, dated October 19, 1994 (Note Agreement). Approximately $3.1 million of the proceeds of the loan were used to repay the Company's pre-existing bank credit facility. The balance of the proceeds is being utilized for working capital purposes. The Company also issued to the investor a warrant (the "Loan Warrants") to purchase 2,250,000 shares (subject to adjustment) of common stock. The Loan Warrants are exercisable at a price of $4.80 per share of common stock at any time from and after September 30, 1995 until September 30, 2004. Based on an independent valuation analysis, the Company has valued the Loan Warrants at $1.8 million. The corresponding loan discount is being

                          National Media Corporation
          Notes to Consolidated Financial Statements  - (Continued)

4. Long-Term Debt and Capital Lease Obligations  - (Continued)

amortized over the life of the loan (60 months) and is included in interest expense. On April 20, 1995, the term loan was purchased by a bank. All material terms of the loan remained unchanged. The loan is guaranteed by the original investor.

   The term loan bears interest on the unpaid principal amount at a floating rate equal to the prime rate plus .5%, and is payable, monthly in arrears, on the first day of each month. The entire principal amount of the term loan is payable on September 30, 1999. The term loan is secured by a lien on all of the inventory, receivables, trademarks, tradenames, service marks, copyright and all other assets of the Company and its subsidiaries. Such lien on certain nondomestic assets of the Company is subordinate to a lien held by Barclays Bank PLC. At present, the Company has an overdraft line with Barclays Bank PLC in the amount of pounds sterling200,000 pounds (approximately $300,000). Under the Note Agreement, the Company is subject to certain restrictions, including the payment of dividends, and must comply with covenants including the maintenance of specific ratios.

   Long-term debt maturities and payments due under capital lease obligations are as follows (in thousands):

              Year ending             Long-Term       Capital Lease
               March 31                 Debt           Obligations
              -----------           -------------   -----------------
     1996  ......................      $    --            $229
     1997  ......................          --              118
     1998  ......................          --              117
     1999  ......................          --               75
     2000  ......................       5,000               --
                                       ------           ------
                                        5,000              539
     Less: Interest portion  ....          --               92
           Loan discount  .......       1,650               --
                                       ------           ------
            Total  ..............      $3,350             $447
                                       ======           ======


5. SERIES B CONVERTIBLE PREFERRED STOCK

   In October 1994, the Company authorized the issuance of a series of preferred stock designated "Series B Convertible Preferred Stock," par value $.01 per share, consisting of 400,000 shares, of which a total of 255,796 shares have been issued in connection with the private placements, as described above in Note 11.

   Each share of preferred stock is valued at $40.00 per share for conversion purposes and is presently convertible at the option of the holder into shares of common stock at a price of $4.00 per share of common stock (subject to adjustment). The holders of shares of preferred stock shall be entitled to receive dividends declared on the common stock as if the shares of preferred stock had been converted into shares of common stock. Except as to the election of directors, each share of preferred stock has voting rights equivalent to the total number of shares of common stock into which the share of the preferred stock is convertible. The holders of the preferred stock, voting as a class, have the right to elect two directors; the holders of the common stock, voting as a class, have the right to elect the remaining directors. The preferred stockholders' right to elect two directors terminates under certain circumstances.

   At March 31, 1995, there were 11,750,000 shares of common stock reserved for conversion of preferred stock, for exercise of stock options and warrants, for issuance under the 1995 Management Incentive Plan, and for issuance in connection with the tentative settlement of the Shareholders' Federal Class Action litigation. The Company would receive proceeds in excess of $40 million upon exercise of all options and warrants currently outstanding.

                          National Media Corporation

6. INCOME TAXES

   The components of income tax expense are as follows (in thousands):

                                      Federal      State    Foreign      Total
                                     ----------   -------   ---------   -------
1995
- ----
Current  .........................    $     --     $100      $  200     $   300
Deferred  ........................       (495)       --         495          --
                                     --------    ------      ------    --------
Total  ...........................    $   (495)    $100      $  695      $  300
                                     ========    ======      ======    ========
1994
- ----
Current  .........................    $     --     $ --          --     $    --
Deferred  ........................        209        --        (209)         --
                                     --------    ------      ------    --------
Total  ...........................    $   209      $ --       (209)     $    --
                                     ========    ======      ======    ========
1993
- ----
Current  .........................    $   544      $ 76      $    --    $   620
Deferred  ........................       (113)       --       1,813       1,700
Benefit of operating loss
  carryforward ...................     (1,992)       --        (252)     (2,244)
                                     --------    ------      ------    --------
Total  ...........................    $(1,561)     $ 76      $1,561     $    76
                                     ========    ======      ======    ========


   Income (loss) before income taxes consisted of the following (in thousands):

                                           1995          1994          1993
                                       -----------   -----------    ---------
United States                           $ (1,530)     $ (7,979)      $1,049
Foreign  .......................           1,158          (720)       5,286
                                       ---------     ---------     --------
Total  .........................        $   (372)     $ (8,699)      $6,335
                                       =========     =========     ========


   Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                       March 31
                                                   1995         1994
                                                ----------   ----------
Deferred tax assets:
   Net operating loss carryforwards .........    $  9,493     $  9,621
   Alternative minimum tax credit
     carryforward  ..........................         469          469
   Investment tax credit carryforward .......          66           66
   Accrued vacation and severance pay .......         785          354
   Inventory and accounts receivable reserves       1,824        1,465
   Reserve for legal settlements ............         840          774
   Other ....................................         546          452
                                                 --------     --------
Total deferred tax assets  ..................      14,023       13,201

Valuation allowance  ........................     (10,451)     (10,121)
                                                 --------     --------
Deferred tax assets  ........................       3,572        3,080

Deferred tax liabilities:
   Prepaid media and other costs ............       1,078          714
   Tax over book depreciation ...............         360          360
   Deferred production costs ................         682          407
   Deferred sales ...........................       1,452        1,599
                                                 --------     --------
Total deferred tax liabilities  .............       3,572        3,080
                                                 --------     --------
Net deferred tax asset  .....................    $     --     $     --
                                                 ========     ========


                           National Media Corporation

   The increase in the valuation allowance recorded against deferred tax assets is allocable to the increase in net U.S. operating loss carryforwards generated in the fiscal year ended March 31, 1995.

   A reconciliation of the Company's provision for income taxes to the provision for income taxes at the U.S. federal statutory rate of 34% is as follows:

                                                           Year ended March 31
                                                     1995         1994          1993
                                                   ---------   -----------    ---------
Tax expense (benefit) at statutory rate  .......     $ (126)     $ (2,958)    $ 2,154
Tax effect of:  ................................
   Net operating loss ..........................       126         2,958           --
   Utilization of net operating loss
     carryforward  .............................        --            --       (1,672)
   Recognition of net deferred tax asset .......        --            --         (482)
   Foreign income taxes ........................       200            --           --
   State and local income taxes ................       100            --           76
                                                   -------     ---------     --------
Income tax expense  ............................     $ 300       $    --      $    76
                                                   =======     =========     ========


   At March 31, 1995, the Company has the following loss and credit carryforwards for tax purposes (in thousands):

                                                      Amount       Expiration
                                                     ---------   --------------
U.S. net operating loss  .........................    $26,150   2002 to 2010
Foreign net operating loss  ......................      1,825    unlimited
Alternative minimum tax credit  ..................        469    unlimited
Investment tax credit  ...........................         66   1998 to 2001


   The U.S. net operating loss carryforward includes approximately $14.2 million related to the exercise of employee stock options. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to the entire U.S. net operating loss carryforward.

   Undistributed earnings of the Company's foreign subsidiary amounted to approximately $3,377,000 million at March 31, 1995. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Distribution of those earnings in the form of dividends or otherwise would be subject to U.S. income taxes, reduced by foreign tax credits.

7. SEVERANCE TO FORMER CHAIRMAN

   In September 1994, the Chairman of the Board and Chief Executive Officer of the Company resigned. In connection with his resignation, he and the Company executed a letter agreement. The Company recorded severance expense of $2,650,000, pursuant to the terms of the letter agreement and the terms of his employment agreement. In connection with the former Chairman's resignation as a member of the Company's Board of Directors and the Company's settlement of the ValueVision litigation as discussed in Note 13, the Company and the former Chairman entered into further agreements in part amending the earlier agreements. Pursuant to such agreements, the Company (i) paid the former Chairman $50,000 per month through March 31, 1995, (ii) forgave two notes made by the former Chairman, in the principal amount of $1,646,189,
(iii) accelerated the vesting of 750,000 options to acquire shares of the Company's common stock in accordance with the terms of his employment agreement, and (iv) retained the former Chairman as a consultant for a term of 36 months for which he will be paid $300,000. He will continue to be eligible to participate in the 1991 Option Plan and stock options granted to him under such plan, but yet unexercised, will terminate 90 days after the termination of his services as a consultant.

                          National Media Corporation

8. STOCK OPTIONS

   The Company has stock option plans under which, as amended, a maximum of 5,065,000 shares of common stock may be issued upon exercise of incentive or nonincentive stock options, special options, or stock appreciation rights granted pursuant to such plans. To date, the exercise price of options issued under the Plans has been market or related to market. All employees of the Company, as well as directors, officers, and third parties providing services to the Company are eligible to participate in the Plans.

   Pursuant to employment agreements with various officers of the Company, who entered into employment agreements after August 31, 1991, as well as certain other agreements, the Board of Directors has authorized the grant of options to purchase up to 1,042,000 shares of common stock at exercise prices equal to the market price at the time of grant. In each case, the grant of option was an inducement to the execution of an employment or other agreement.

   Options granted vest over a period ranging from the date of grant up to a maximum of three years. Options may be exercised up to a maximum of 10 years from date of grant.

                                                         Shares Under
                                                            Option
                                                        --------------
Outstanding at April 1, 1992  .......................      2,423,491
Granted  ............................................        835,000
Exercised at average of $1.86 per share  ............       (491,234)
Expired and canceled  ...............................        (43,333)
                                                          ----------
Outstanding at March 31, 1993  ......................      2,723,924
Granted  ............................................      1,590,000
Exercised at average of $2.76 per share  ............     (2,052,418)
Expired and canceled  ...............................       (181,666)
                                                          ----------
Outstanding at March 31, 1994  ......................      2,079,840
Granted  ............................................      1,165,590
Exercised at average of $5.84 per share  ............        (41,500)
Expired and canceled  ...............................       (295,834)
                                                          ----------
Outstanding at March 31, 1995  ......................      2,908,096
                                                          ==========
Exercisable at March 31, 1995  ......................      1,886,427
                                                          ==========
Exercise price  .....................................   $1.50 - $10.75
                                                        ==============
Shares available for future grant at March 31, 1995           70,016
                                                          ==========
Shares available for future grant at March 31, 1994           19,182
                                                          ==========


9. NOTES RECEIVABLE, DIRECTORS, OFFICERS, EMPLOYEES, CONSULTANTS, AND OTHERS

   Notes outstanding in an aggregate principal amount of $1,868,000 were received in connection with the issuance of 995,000 shares of common stock upon exercise of stock options with exercise prices ranging from $1.625 to $5.125 per share. Approximately $504,000 of these notes are repayable upon the earlier of the sale of the underlying stock or in equal quarterly installments over a three-year period commencing on the 90th day or first anniversary of the individual ceasing to be employed by the Company. A note in the amount of $1,364,000 is due September 30, 1996 with minimum quarterly repayments of $270,000 effective September 30, 1995. This note is secured by certain of the Company's common stock. The notes carry interest rates ranging from 3.79% to 4.00%.

10. STOCK PURCHASE RIGHTS

   On January 13, 1994, the Company distributed one preferred share purchase right on each outstanding share of its common stock. The rights will become exercisable only if, without the Company's consent or waiver a person or group acquires 15 percent or more of the Company's outstanding common stock or announces a tender offer the consummation of which would result in

                          National Media Corporation
ownership by a person or group of 15 percent or more of the Company's outstanding common stock. Each right will entitle shareholders to buy one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $40. In addition, upon the occurrence of certain events, the holders of rights will thereafter have the right to receive, upon exercise at the then-current exercise price, common stock (or, in certain circumstances, cash, property, or other securities of the Company) having a value equal to two times the exercise price of the right. In the event that the Company is acquired in a merger or other business combination, or 50% or more of the Company's assets or earning power is sold, proper provision will be made so that each holder of a right will thereafter have the right to receive, upon exercise at the then-current exercise price of the right, common stock of the acquiring or surviving company having a value equal to two times the exercise price of the right. Any rights that are, or were, under certain circumstances, beneficially owned by such a 15% owner will immediately become null and void.

   The holders of rights, as such, have no rights as stockholders of the Company. The Company has the ability to redeem the rights at $.001 per right until the occurrence of certain specified events.

11. EQUITY INVESTMENT

   During the year ended March 31, 1995, the Company raised a total of $9,415,000 (net of $872,000 of offering costs) through the sale, in privately negotiated transactions, of a total of 255,796 investment units ("Units"). Each Unit consists of one share of preferred stock, par value $.01 per share, of the Company and a warrant (the "Warrants") to purchase twelve (12) shares (subject to adjustment) of common stock, par value $.01 per share, of the Company. Each share of preferred stock is valued at $40 per share for conversion purposes, is convertible into common stock at a price of $4.00 per common share (subject to adjustment) and carries no preferred dividend right. The Warrants are exercisable at a price of $4.80 per share of common stock, except for those applicable to 3,546 Units which are exercisable at a price of $5.74 per share of common stock. The warrants are exercisable as follows:

               Common Stock
 Warrants        Issuable      Date Exercisable     Expiration Date
 ----------   --------------   -----------------    ----------------
32,250            387,000     October 5, 1995      October 5, 2004
223,546         2,682,552     December 19, 1995    December 19, 2004

   Certain executive officers and directors of the Company participated in the aforementioned private placement acquiring 17,921 Units. The purchase price of these Units was at the same prices as offered to other investors. Holders of the aforementioned preferred stock and Warrants and Loan Warrants (see Note 4) have certain demand registration rights and piggy-back registration rights with respect to the shares of common stock issuable thereunder. The preferred stock issued (on a common stock equivalent basis) represents approximately 15% of the Company's current outstanding shares of common stock (after giving effect to the issuance of such shares).

12. COMMITMENTS AND CONTINGENCIES

   The Company rents warehouse and office space under various operating leases which expire through December 2013 including a lease with a related party as described in Note 14. Future minimum lease payments (exclusive of real estate taxes and other operating expenditures) as of March 31, 1995 under noncancelable operating leases with initial or remaining terms of one year or more are as follows for the years ended March 31 (in thousands):

           1996 ................................   $ 1,366
           1997 ................................      1,161
           1998 ................................      1,006
           1999 ................................        856
           2000 ................................        946
           Thereafter ..........................     13,094
                                                  ---------
                                                    $18,429
                                                  =========

                          National Media Corporation

   Rent expense under various operating leases aggregated $2,119,100, $2,483,500, and $930,200 in 1995, 1994, and 1993, respectively. Subleased building space rental income aggregated $140,500, $148,600, and $67,300, for 1995, 1994, and 1993, respectively.

   During fiscal year 1995, the Company expended $51,961,000 on media purchases, a portion of which were made under long-term agreements. According to the terms of one such agreement between the Company and a cable television network which extends through December 1997, the Company is obligated to purchase a specific number of television hours per calendar year. The agreement is cancelable by the cable television network with six months' written notice, only in the event that it decides to telecast its own programming on a 24-hours-per-day basis. In addition, the Company has agreements with certain Pan European satellite channels to purchase a specific number of television hours per week at a minimum guaranteed amount. These contracts expire at various dates from August 1996 to December 1999. Total commitments under these media contracts are: $22,700,000 in 1996; $21,800,000 in 1997; $18,300,000 in 1998; $1,000,000 in 1999; and $750,000 in
2000.

13. LITIGATION AND REGULATORY MATTERS

SHAREHOLDERS' FEDERAL CLASS ACTIONS

   In June 1993, a class action complaint was filed in federal court against the Company and certain of its former executive officers. Five similar lawsuits subsequently were filed in the same court. The six actions were consolidated and an amended and consolidated complaint (the "complaint") was filed in October 1993. The complaint involved allegations concerning disclosure by the Company of its ongoing relationship with Positive Response Television, Inc., an infomercial producer, and Ronic, S.A., a supplier of the Company.

   The parties have reached a settlement of this action, calling for cash payments by the Company's insurer of $2.175 million and the issuance, subject to adjustment, of 145,000 shares of common stock. In connection with the settlement, the Company recorded a charge of approximately $725,000.

TERMINATED TENDER OFFER AND MERGER AGREEMENT WITH VALUEVISION INTERNATIONAL,
INC.

   On April 22, 1994, the Company filed suit in federal court against ValueVision International, Inc. ("ValueVision") alleging that ValueVision had wrongfully terminated its amended tender offer. In May 1994, ValueVision answered the Company's complaint and set forth various counterclaims. On April 17, 1995, the Company, ValueVision, and all other parties to this litigation entered into a settlement agreement, pursuant to which the parties agreed to dismiss with prejudice all claims and counterclaims. In connection with the settlement agreement, the Company and ValueVision executed a Telemarketing, Production and Post-Production Agreement (the "Telemarketing Agreement") and a Joint Venture Agreement. The settlement agreement shall become effective upon the earlier to occur of (i) the date upon which the shareholder approval required by the applicable New York Stock Exchange rules and regulations in order to consummate the Telemarketing Agreement has been obtained or (ii) the date the Telemarketing Agreement becomes effective. In the event the settlement agreement is not effective by August 31, 1995, the settlement agreement shall become null and void in its entirety.

   Pursuant to the Telemarketing Agreement, ValueVision is obligated to provide to the Company over a three-year period inbound telephone call-taking services at rates more favorable than those currently being paid by the Company. ValueVision is also obligated to provide to the Company certain production and post- production services.


   As additional consideration for the services to be provided by ValueVision under the Telemarketing Agreement, the Company is obligated to grant to ValueVision, on the effective date, warrants (the "Warrants") to purchase up to 500,000 shares of the Company's common stock at a price of $8.865 per share (subject to adjustment pursuant to the antidilution provisions of the Warrants). This price was based on a premium over the average 20-day market

                          National Media Corporation

13. Litigation and Regulatory Matters  - (Continued)

TERMINATED TENDER OFFER AND MERGER AGREEMENT WITH VALUEVISION INTERNATIONAL, INC. -- (CONTINUED)

value prior to the date of settlement. The Warrants will vest with respect to an equal number of shares on each of the thirteen-month, 2-year and 3-year anniversaries of the effective date provided that ValueVision satisfies certain conditions. The Warrants will expire on the tenth anniversary of the effective date.

The Telemarketing Agreement shall become effective upon the later to occur of the stockholder approval date and the certification date. In the event the stockholder approval date does not occur on or prior to August 31, 1995, either the Company or ValueVision may terminate the Telemarketing Agreement. Upon such a termination, the settlement agreement shall become null and void. In the event the certification date has not occurred by the sixtieth day following the stockholder approval date, the Company may terminate the Telemarketing Agreement. Upon such a termination, the Company will be entitled to receive liquidated damages in the amount of $3,000,000. The Company will also be entitled to liquidated damages at a lesser amount for certain other material breaches under the Telemarketing Agreement.

As part of the settlement, the Company and ValueVision also entered into a Joint Venture Agreement. Pursuant to the Joint Venture Agreement, the Company is required, subject to certain exceptions, to negotiate in good faith with ValueVision to form a joint venture to pursue home shopping opportunities outside of the United States and Canada before pursuing such opportunities by itself or with certain third parties. ValueVision granted the Company similar rights with respect to infomercial opportunities ValueVision may have outside the United States and Canada.

In connection with the matters discussed above, the Company agreed to reimburse its former Chairman $50,000 for certain legal fees and associated costs he incurred in connection with the litigation with ValueVision and certain other legal matters to which the Company is a party and to accelerate a substantial portion of the payments payable to the former Chairman under that certain Consulting Agreement as described in Note 7. In addition, the Company exercised its option to terminate, effective October 31, 1997, that certain Lease dated February 25, 1992 as discussed more fully in Note 15. Pursuant to the terms of the Lease, the Company was required to pay the sum of $220,000 in connection with the exercise of its right of early termination.

The issuance of the Warrants to ValueVision required the prior consent of the holders of the promissory notes issued pursuant to the Note Agreement as discussed in Note 4. As an inducement to the Noteholders to permit the issuance of the Warrants, the Company has agreed to issue the Noteholders warrants (the "Waiver Warrants") to purchase 500,000 shares of the Company's common stock at a price of $10.00 per share. These warrants expire on the earlier of 12 months after the notes are paid in full or upon the Noteholders no longer being guarantors of the notes. The issuance of the Waiver Warrants is subject to the approval of the Company's stockholders.

SHAREHOLDERS' DELAWARE CLASS ACTIONS

   In January 1994, four class action complaints were filed in Delaware Chancery Court against the Company and certain of its present and former officers and directors in connection with a proposed merger transaction with ValueVision. On April 17, 1995, the Company and other parties to the litigation entered into agreements in principle to settle these actions as well as the Lachance and Efron and Cohen Class Action litigation described below. These agreements provide for cash payments of $1.5 million, 75% of which will be paid by the Company's insurer. The Company recorded a charge of $375,000 for its portion of the settlement.

LACHANCE AND EFRON AND COHEN CLASS ACTIONS

   In 1994, stockholders filed purported class action lawsuits in federal court against the Company and certain of its former officers and directors in connection with the aborted ValueVision tender offer. The parties have reached an agreement in principle to settle the matter as discussed in Shareholders' Delaware Class Actions above.

                          National Media Corporation

CONSUMER PRODUCT SAFETY COMMISSION INVESTIGATION

   On February 24, 1994, the staff of the Consumer Product Safety Commission
(CPSC) notified the Company that it had made a preliminary determination that a particular model of the Company's Juice Tiger(R) product presents a "substantial product hazard," under the Consumer Product Safety Act. The CPSC staff requested the Company to take voluntary corrective action to ameliorate such alleged product hazard. While the Company has disputed that the model in question presents a substantial product hazard, the Company and the CPSC staff are presently discussing the form and nature of voluntary action proposed by the Company to assuage the CPSC staff's concerns. The CPSC staff has also indicated that, upon agreement on the implementation of a corrective action plan, it may investigate and assess whether the Company failed to comply with reporting requirements under the Consumer Product Safety Act such as to warrant imposition of a civil penalty. Given the current status of the proceedings before the CPSC staff, it is not yet possible to determine whether the cost of implementing any such corrective action plan and the amount of any such civil penalty, alone or together, would have a material adverse effect on the Company's results of operations and financial condition.

CAMPBELL V. NATIONAL MEDIA CORPORATION

   On July 28, 1994, a former officer of the Company filed a complaint in federal court against the Company and the former Chairman and Chief Executive Officer containing various allegations including a claim that the Company and the former Chairman fraudulently induced him to purchase the Company's common stock through the exercise of stock options and to forebear from selling his shares of common stock. The former officer seeks to recover compensatory damages in excess of $1.3 million as well as punitive damages and to rescind all alleged debts owed to the Company by him (approximately $238,000). The Company and its former Chairman filed motions to dismiss and/or for summary judgment, which motions were denied by the Court on November 3, 1994. The parties have informally reached a confidential settlement of the action, and on December 9, 1994, the court dismissed the case with prejudice. The court has retained jurisdiction of the case, however, in the event that any party seeks to have the dismissal vacated, modified, or stricken should the parties fail to execute and deliver a definitive settlement agreement. Although the Company has no reason to expect that such a definitive settlement agreement will not be executed by all parties, there can be no assurance that the settlement will be so finalized. Management of the Company believes that the definitive settlement, if implemented on substantially the terms of the informal settlement, would not be likely to have a material adverse effect on the financial position or results of operations of the Company.

SALAMAN V. NATIONAL MEDIA

   On August 1, 1994, the Company entered into an agreement which settled a judgment entered against the Company related to litigation brought by a former director against the Company. Pursuant to the agreement, the Company paid the former director $500,000 and issued to him 500,000 newly issued shares of the Company's common stock (the "Shares"). On February 10, 1995, the Company registered the Shares under the Securities Act of 1933, as amended, for resale by the former director. Upon the declaration of effectiveness of the registration statement, the parties caused the action to be dismissed with prejudice.

RONIC, S.A. V. NATIONAL MEDIA

   In October 1993, the Company entered into a settlement agreement with Ronic, S.A., a supplier of one of the Company's products, related to litigation involving its claim for payment of merchandise ordered and received, and damages for Ronic's entry into receivership among other things. The remaining terms of the settlement agreement (i) require Ronic to make available during the period October 1, 1994 to September 30, 1997 (or until the Company has purchased a total of $25,000,000 of product from Ronic) certain manufacturing capacity for the Company in return for payment by the Company annually on September 30 of between $0 and $250,000, on a sliding-scale

                          National Media Corporation

13. Litigation and Regulatory Matters  - (Continued)

RONIC, S.A. V. NATIONAL MEDIA -- (CONTINUED)

formula, depending upon the amount of goods purchased from Ronic, (ii) designate Ronic as the preferred manufacturer of all of the Company's small electrical and mechanical appliances for the next three years, and (iii) grant Ronic a twenty-year license to market and manufacture electronic juice extractors under the Company's Juice Tiger(R) trademark.

OTHER MATTERS

   The Company, in the normal course of its business, is a party to litigation relating to trademark and copyright infringement, product liability, contract-related disputes, and other actions. It is the Company's policy to vigorously defend all such claims and enforce its rights in these areas. Except as disclosed herein, the Company does not believe any of these actions either individually or in the aggregate, will have a material adverse effect on the Company's results of operations or financial condition.

14. RETIREMENT PLAN

   The Company adopted a 401(k) defined contribution plan effective August 1, 1992. All of the Company's U.S. full-time employees may participate in the plan. The Company matches employee contributions. The level of the matching contributions depends on the return on equity of the Company each year. Expense recognized for the plan was $40,000 and $12,500 for the years ended March 31, 1995 and 1994, respectively.

15. RELATED PARTY TRANSACTIONS

   In February 1992, the Company entered into a lease agreement for office space in a building owned by Mergren Associates, a real estate company owned by the Company's former Chairman of the Board and CEO. The lease provided for the Company to rent approximately 29,795 square feet of office space for a ten-year term ending October 31, 2002. Pursuant to the terms of the lease and in connection with the ValueVision settlement as more fully discussed in Note 13 the Company exercised its option to terminate the lease, effective October 31, 1997. The rent for the remaining term will be $14.75 per square foot. To assess the fairness of this lease, an independent real estate firm was engaged to determine that the lease was based on fair market conditions at the time of inception. The Company took possession of the property in February 1993. Rental expense is $37,000 per month.

16. SEGMENT AND GEOGRAPHIC INFORMATION

   The Company operates in one industry segment and is engaged in the direct marketing of products principally through television. Information as to the Company's foreign operations, which are principally in Europe and Asia (commencing in July 1994) is set forth below (in thousands):

                                            1995           1994          1993
                                         -----------    -----------   ----------
Revenues from unaffiliated customers:
   U.S. and Canada ...................    $ 95,714       $126,580       $104,447
   Europe ............................      50,513         46,022         37,550
   Asia ..............................      29,940             --             --
                                         ---------      ---------       --------
Total  ...............................    $176,167       $172,602       $141,997
                                         =========      =========       ========

Operating income (loss):  ............
   U.S. and Canada ...................    $ (4,753)     $  (8,404)      $  1,171
   Europe ............................       2,008              5          5,535
   Asia ..............................       3,062             --             --
                                         ---------      ---------       --------
Total  ...............................    $    317      $  (8,399)      $  6,706
                                         =========      =========       ========

Identifiable assets:
   U.S. and Canada                        $ 28,191       $ 27,780       $ 30,493
   Europe ............................      27,779         19,695         16,278
   Asia ..............................       8,173             --             --
                                         ---------      ---------       --------
Total  ...............................    $ 64,143       $ 47,475       $ 46,771
                                         =========      =========       ========

                          National Media Corporation

   Operating income is net income before interest and income taxes. U.S. and Canada includes unallocated corporate expenses.

17. UNUSUAL CHARGES

   The year ended March 31, 1995 includes unusual charges of $2,868,000 consisting of settlement costs and related legal fees of $831,000 for the tentative settlement of the Shareholders' Federal Class Action litigation and $345,000 for settlement of a dispute with Direct Records, a former business partner; $914,000 in costs associated with the tentative settlement of the ValueVision litigation and related shareholder class action litigation; $198,000 in costs connected with the Salaman litigation; and $580,000 representing the present value of future purchase commitments required as part of the Ronic Settlement (see Note 13).

   Included in the unusual charges of $9,049,000 for the year ended March 31, 1994 is $4,127,000 for certain legal settlements, including $1,852,000 ($1,550,000 of which represents punitive damages) for Salaman v. National Media, $1,625,000 for Ronic, S.A. v. National Media, $550,000 for Positive Response Marketing, Inc. and Michael Levey v. National Media Corporation and Media Arts International, Ltd., and $100,000 for other settlements. Also included is $1,138,000 in legal fees associated with the aforementioned settlements, as well as the shareholders' federal class action lawsuits, $1,000,000 related to the relocation of its fulfillment center to Phoenix, Arizona; $1,268,000 in costs associated with anti-takeover defenses and the terminated tender offer and agreement of merger; $725,000 in severance related to personnel reductions; $591,000 in costs associated with two aborted stock offerings; and $200,000 of other charges.

   Unusual charges for the fiscal year ended March 31, 1993 were $725,000 and include $425,000 in severance expense and $300,000 in legal settlements and related legal fees.

18. SUBSEQUENT EVENT

   In June 1995, the Company signed a letter of intent to purchase the stock of two companies which own the rights to the Flying Lure, a line of fishing lure products. This transaction is contingent upon the Company's satisfactory completion of a due diligence review of the two companies. The contemplated transaction calls for a basic purchase price of $4 million payable over a three-year period with an additional amount up to a maximum of $3 million payable if worldwide sales of the product exceed targeted levels over a three- to six-year period. A portion of the basic purchase price would consist of a debenture convertible by the seller into the Company's common stock at a premium over the stock price at the closing date. In addition, the Company would pay $1.2 million under the terms of a noncompetition agreement with the inventor.

                                                                 SCHEDULE VIII

                          NATIONAL MEDIA CORPORATION
                               AND SUBSIDIARIES
              SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
                            (DOLLARS IN THOUSANDS)


                                                         Additions
                                              ------------------------------
                                Balance at      Charged to
                               beginning of     costs and       Charged to                     Balance at end
        Description               period         expenses     other accounts    Deductions       of period
 --------------------------   --------------   ------------    --------------   ------------   --------------
Year ended March 31, 1995:
- --------------------------
   Allowance for doubtful
        accounts ..........       $  906         $ 1,300                         $   252(1)         $1,954
                                 =======         =======                        ========           =======
     Reserve for refunds  .       $3,193         $29,423                         $29,245(2)         $3,371
                                 =======         =======                        ========           =======
Year ended March 31, 1994:
 -------------------------
   Allowance for doubtful
        accounts ..........       $  581         $   742                         $   417(1)         $  906
                                 =======         =======                        ========           =======
     Reserve for refunds  .       $2,310         $22,205                         $21,322(2)         $3,193
                                 =======         =======                        ========           =======
Year ended March 31, 1993:
 -------------------------
   Allowance for doubtful
        accounts ..........       $  120         $   678                         $   217(1)         $  581
                                 =======         =======                        ========           =======
     Reserve for refunds  .       $1,958         $21,528                         $21,176(2)         $2,310
                                 =======         =======                        ========           =======


- ------
(1) Uncollectible accounts written off, net of recoveries.

(2) Refunds on products sold.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            NATIONAL MEDIA CORPORATION

Date: June 29, 1995         /s/ MARK P. HERSHHORN
                            ---------------------------------------------------
                                Mark P. Hershhorn
                                President, Chief Executive Officer, and Director

Date: June 29, 1995         /s/ JOHN J. SULLIVAN
                            ----------------------------------------------------
                                John J. Sullivan
                                Senior Vice President, Administration, Planning and Investor Relations and Principal Accounting Officer

Date: June 29, 1995         /s/ CONSTANTINOS I. COSTALAS
                            ----------------------------------------------------
                                Constantinos I. Costalas
                                Vice Chairman of the Board, Principal Financial Officer and Director

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 29, 1995        /s/ BRIAN MCADAMS
                           ---------------------------------------------------
                               Brian McAdams
                               Chairman of the Board, Chairman of the Executive Committee and Director

Date: June 29, 1995        /s/ DAVID J. CARMAN
                           ----------------------------------------------------
                               David J. Carman
                               Executive Vice President of the Company,
                               President and Chief Executive Officer of
                               Quantum International, Ltd. and Director

Date: June 29, 1995        /s/ CHARLES L. ANDES
                           ----------------------------------------------------
                               Charles L. Andes
                               Director

Date: June 29, 1995        /s/ MICHAEL J. EMMI
                           ----------------------------------------------------
                               Michael J. Emmi
                               Director

Date: June 29, 1995        /s/ FREDERICK S. HAMMER
                           ----------------------------------------------------
                               Frederick S. Hammer
                               Director

Date: June 29, 1995        /s/ JON W. YOSKIN II
                           ----------------------------------------------------
                               Jon W. Yoskin II
                               Director

Date: June 29, 1995        /s/ IRA M. LUBERT
                           ----------------------------------------------------
                               Ira M. Lubert
                               Director

                              INDEX TO EXHIBITS

Exhibit No.
- -----------
3.1*              Certificate of Incorporation (Exhibit 3(a)

3.2(a)**          Bylaws (Exhibit 4.1)

3.2(b)***         Amendment to By-laws dated February 1992 (Exhibit 3(b)(1)

3.2(c)            Amendment to By-laws dated April 1995

4.1*              Specimen copy of stock certificate for shares of Common Stock of the Registrant (Exhibit 4(a)

4.2               Specimen copy of stock certificate for shares of Series B Convertible Preferred Stock of the
                  Registrant

4.3++             Rights Agreement dated as of January 3, 1994 (Exhibit 4.2)

4.3(a)++          Amendment No. 1 to Rights Agreement, dated as of March 6, 1994 (Exhibit 4.2(a)

4.3(b)            Amendment No. 2 to Rights Agreement, dated as of September 26, 1994

4.3(c)            Amendment No. 3 to Rights Agreement, dated as of September 30, 1994

4.3(d)            Amendment No. 4 to Rights Agreement, dated as of November 30, 1994

4.4               Certificate of Designation of Series B Convertible Preferred Stock

10.1*             1988 Stock Option Plan (Exhibit 10(b)+

10.2(a)##         Amended and Restated 1991 Stock Option Plan (Exhibit A)+

10.2(b)***        Form of Stock Option Agreement (Exhibit 10(a)(2)(ii)+

10.2(c)***        Form of Note of Exercising Options Holder (Exhibit 10(a)(3)(iii)+

10.3***           Non-Plan Stock Option (Exhibit 10(a)(2)(i)+

10.4****          401(k) Plan Document (Exhibit 10(a)(4)+

10.5##            1995 Management Incentive Plan (Exhibit B)+

10.6(a)****       Stock Purchase Agreement between Registrant and Synacq, Inc. (Exhibit 10(c)(3)

10.6(b)****       Products Offering Services Agreement between Registrant and Synacq, Inc. (Exhibit 10(c)(4)

10.6(c)****       Financial Consulting Agreement between Registrant and Synacq, Inc. (Exhibit 10(c)(5)

10.6(d)****       Non-Competition and Confidentiality Agreement between Registrant and Synacq, Inc.
                  (Exhibit 10(c)(6)

10.7***           Lease for 1700 Walnut Street, Philadelphia, PA (Exhibit 10(d)(5)

10.8****          Form of Indemnity Agreement (Exhibit 10(h)

10.9(a)***        Employment Agreement between the Registrant and John J. Turchi, Jr. dated as of September 23,
                  1993 (Exhibit 10.2)+

10.9(b)&&         Letter Agreement between the Registrant and John J. Turchi, Jr. dated September 12, 1994
                  (Exhibit 10)

10.9(c)&          Letter Agreement between the Registrant, John J. Turchi, Jr. and Mergren Associated dated April
                  13, 1995 (Exhibit 10.4)

10.10(a)***       Amendment to Employment Agreement between the Registrant and John J. Sullivan dated as of March
                  1, 1992 (Exhibit 10(l)(1)+



Exhibit No.
- ---------------
10.10(b)++      Employment Agreement between the Registrant and John J. Sullivan dated as of June 1, 1994
                (Exhibit 10.16(b)+

10.11(a)+       Employment Agreement between the Registrant and Michael M. Hammond dated as of April 16, 1993
                (Exhibit 10.17)+

10.11(b)++      Agreement between the Registrant and Michael M. Hammond dated as of May 3, 1994
                (Exhibit 10.17(a)+

10.12(a)++      Employment Agreement between the Registrant and David Carman dated as of June 1, 1993
                (Exhibit 10.3)+

10.12(b)++      Employment Agreement between Quantum and David Carman dated as of June 1, 1993 (Exhibit 10.4)

10.13++         Employment Agreement between the Registrant and James Jernigan dated as of June 1, 1994
                (Exhibit 10.20)+

10.14+          Promissory Note between the Registrant and John J. Turchi, Jr. dated January 1, 1992

10.15++         Lease for 7822 S. 46th Street; Phoenix, AZ (Exhibit 10.1)

10.16+++        Settlement Agreement; dated as of October 8, 1993, by and among: Ronic, S.A.; Ronic Industries
                S.A.; Marie-Claire Faivre Duboz; Registrant; Quantum and Media Arts (Exhibit 10.1)

10.17+++        Settlement Agreement and Full and Mutual Release dated December 13, 1993 by and between
                Registrant, Media Arts and Positive Response Marketing, Inc. and Michael S. Levey.
                (Exhibit 10.2)

10.18(a)++      Marketing and Distribution Agreement dated as of July 1, 1993 among Registrant, Quantum and
                Direct Records, Inc. (Exhibit 10.25(a)

10.18(b)++      First Amendment to Marketing and Distribution Agreement as of July 15, 1993 among Registrant,
                Quantum and Direct Records, Inc. (Exhibit 10.25(b)

10.19++         Production Agreement dated December 13, 1993 by and among Registrant, Media Arts, and Positive
                Response Television, Inc. (Exhibit 10.26)

10.20++         Agreement Respecting Ownership and Use of Service Mark dated December 13, 1993 by and among
                Registrant and Media Arts and Positive Response Television, Inc. and Michael S. Levey
                (Exhibit 10.27)

10.21#          Promissory Note between the Registrant and John J. Turchi, Jr. dated January 14, 1994
                (Exhibit 6)

10.22#          Promissory Note between the Registrant and David Carman dated January 13, 1994 (Exhibit 6)

10.23#          Promissory Note between the Registrant and John J. Sullivan dated January 13, 1994 (Exhibit 6)

10.24(a)        Nonnegotiable Consolidated, Amended and Restated Promissory Note between the Registrant and
                Kevin Harrington dated March 23, 1995

10.24(b)        Letter Agreement between the Registrant and Kevin Harrington dated March 23, 1995

10.25&&&&       Settlement Agreement and Full and Mutual Release between the Registrant and Abraham J. Salaman dated August 1, 1994 (Exhibit 10)

10.26&&&        Employment Agreement between the Registrant and Mark P. Hershhorn dated August 26, 1995
                (Exhibit 10)



Exhibit No.
- -----------
10.27(a)|B|     Securities Purchase Agreement between the Registrant and, the persons executing, or causing to be executed the signature page dated September 30, 1994 (Exhibit 10(a)

10.27(b)        Amendment to Securities Purchase Agreement dated as of December 19, 1994

10.28|B|        Note and Warrant Purchase Agreement between the Registrant, Media Arts International, Ltd.,
                Quantum International Limited and Safeguard Scientifics (Delaware), Inc. dated October 19, 1994
                (Exhibit 10(b)

10.29|B||B|     Securities Purchase Agreement between the Registrant and, the persons executing, or causing to be executed, the signature page thereof dated as of November 30, 1994 (Exhibit 10)

10.30|B||B||B|  Agreement between the Registrant, Buckeye Communications, Inc. and Mark Hershhorn dated August
                26, 1994 (Exhibit 99a)

10.31 ++++      Marketing, Distribution and Service Mark Agreement between the Registrant, Media Arts
                International, Ltd., and Positive Response Television, Inc. (Exhibit 10.3)

10.32 ++++      Employment Agreement between the Registrant and Brian McAdams dated January 5, 1995
                (Exhibit 10.1)

10.33 ++++      Employment Agreement between the Registrant and Constantinos I. Costalas dated January 5, 1995
                (Exhibit 10.2)

10.34&          Settlement Agreement among the Registrant, ValueVision International, Inc., John J. Turchi,
                Jr., Robert J. Johander and Mark A. Payne dated April 13, 1995 (Exhibit 10.1)

10.35&          Telemarketing, Production and Post-Production Agreement between the Registrant and ValueVision
                International, Inc., dated April 13, 1995 (Exhibit 10.2)

10.36&          Join Venture Agreement between the Registrant and ValueVision International, Inc., dated April
                13, 1995 (Exhibit 10.3)

10.37           Stipulation and Agreement of Compromise and Settlement regarding National Media Securities
                Litigation

10.38           Registration Rights Agreement dated as of December 19, 1994 by and among National Media
                Corporation and the persons whose signatures appear on the signature page thereof

11.1            Statement RE: Computation of Per Share Earnings

21.1            Subsidiaries of the Company

23.1            Consent of Independent Auditors

27.1            Financial Data Schedule


- ------
* Incorporated by reference to Registrant's Registration Statement on Form S-1 (Reg. No. 33-26778) filed January 31, 1989.

** Incorporated by reference to Registrant's Registration Statement on Form S-3 (Reg. No. 33-35301) filed June 8, 1990.

*** Incorporated by reference to Registrant's Annual Report on Form 10-K for fiscal year ended March 31, 1992 filed June 26, 1992.

**** Incorporated by reference to Registrant's Annual Report on Form 10-K for fiscal year ended March 31, 1991 filed June 20, 1991.

++ Incorporated by reference to Registrant's Annual Report on Form 10-K for fiscal year ended March 31, 1994 filed July 14, 1994.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

+ Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1993 filed June 29, 1993.

++ Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1993 filed November 12, 1993.

+++ Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1993 filed February 14, 1994.

++++ Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1994 filed February 14, 1995.

|B| Incorporated by reference to Registrant's Report on Form 8-K dated October 5, 1994.

|B||B| Incorporated by reference to Registrant's Report on Form 8-K dated December 8, 1994.

|B||B||B| Incorporated by reference to Registrant's Report on Form 8-K dated
          January 13, 1995.

& Incorporated by reference to Registrant's Report on Form 8-K dated April 13, 1995.

&& Incorporated by reference to Registrant's Report on Form 8-K dated September 12, 1994.

&&& Incorporated by reference to Registrant's Report on Form 8-K dated August 26, 1994.

&&&& Incorporated by reference to Registrant's Report on Form 8-K dated July 19, 1994.

## Incorporated by reference to Registrant's Proxy Statement in connection with annual meeting of Stockholders to be held on February 22, 1995.

# Incorporated by reference to Registrant's Schedule 14 D-9 filed on February 18, 1994.