Form 10-Q
period 1995-06-30
NATIONAL MEDIA CORP
filed 1995-08-14
CIK 70412

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(MARK ONE)

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 1995
                                       OR
| |      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________to__________.

Commission File Number 1-6715


                           NATIONAL MEDIA CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                    13-2658741
--------------------------------            ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                   1700 Walnut Street, Philadelphia, PA 19103
                  -------------------------------------------
              (Address of principal executive offices) (Zip Code)

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

Yes      |X|      No       | |


There were 14,552,998 issued and outstanding shares of the registrant's common stock, par value $.01 per share, at July 31, 1995. In addition there were 686,710 shares of treasury stock as of such date.

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES

                                     INDEX



                                                                                                               Page
                                                                                                               ----
Facing Sheet......................................................................................................1

Index.............................................................................................................2

Part I.  Financial Information
         Item 1.  Financial Statements (unaudited)
                  Condensed Consolidated Balance Sheets at
                    June 30, 1995 and March 31, 1995..............................................................3

                   Condensed Consolidated Statements of Operations
                     Three months ended June 30, 1995 and 1994....................................................4

                   Condensed Consolidated Statements of Cash Flows
                    Three months ended June 30, 1995 and 1994.....................................................5

                   Notes to Condensed Consolidated Financial Statements...........................................6

         Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations ....................................................................................9

Part II. Other Information

         Item 1.  Legal Proceedings..............................................................................12

         Item 6.  Exhibits and Reports on Form 8-K ..............................................................12

Signatures.......................................................................................................13



Part 1.  Financial Information
                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
         (In thousands, except number of shares and per share amounts)


                                                                                                       June 30,            March 31,
                                                                                                         1995                1995
                                                                                                       ----------         ----------
                                                                                                       (Unaudited)           (Note)

Current assets:

  Cash and cash equivalents ....................................................................         $ 17,517          $ 13,467
  Accounts receivable (net) ....................................................................           17,862            14,344
  Inventories ..................................................................................           17,357            15,387
  Prepaid media ................................................................................            2,192             2,660
  Prepaid show production ......................................................................            3,409             3,463
  Deferred costs ...............................................................................              704             1,820
  Prepaid expenses and other assets ............................................................            1,093             1,228
  Deferred income taxes ........................................................................            1,782             1,782
                                                                                                         --------          --------
    Total current assets .......................................................................           61,916            54,151

Property and equipment (net) ...................................................................            4,490             4,413
Excess of cost over net assets of acquired businesses and
  other intangible assets (net) ................................................................            4,573             4,659
Other assets ...................................................................................              908               920
                                                                                                         --------          --------
    Total assets ...............................................................................         $ 71,887          $ 64,143
                                                                                                         ========          ========

Current liabilities:
  Accounts payable .............................................................................         $ 10,903          $ 12,093
  Accrued expenses .............................................................................           23,472            17,786
  Deferred revenue .............................................................................              265               279
  Income taxes payable .........................................................................              300               300
  Deferred income taxes ........................................................................            1,936             1,428
  Current portion of long-term debt and capital lease
   obligations ..................................................................................              79               184
                                                                                                         --------          --------
    Total current liabilities ..................................................................           36,955            32,070

Long-term debt and capital lease obligations....................................................            3,681             3,613
Deferred income taxes ..........................................................................              354               354
Other liabilities ..............................................................................            1,450             1,481

Shareholders' equity:
  Preferred stock, $.01 par value; authorized 10,000,000 shares;
    issued 255,796 Series B convertible preferred stock ........................................                3                 3
  Common stock, $.01 par value; authorized 50,000,000 shares;
    issued 14,928,042 and 14,879,542 shares, respectively ......................................              149               149
  Additional paid-in capital ...................................................................           31,956            31,877
  Retained earnings ............................................................................            2,592               (10)
  Treasury stock, 686,710 shares at cost .......................................................           (3,791)           (3,791)
  Notes receivable, directors, officers, employees,
    consultants and others .....................................................................           (1,615)           (1,868)
  Foreign currency translation adjustment ......................................................              153               265
                                                                                                         --------          --------
    Total shareholders' equity .................................................................           29,447            26,625
                                                                                                         --------          --------
    Total liabilities and shareholders' equity .................................................         $ 71,887          $ 64,143
                                                                                                         ========          ========

Note: The balance sheet at March 31, 1995 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

           See notes to condensed consolidated financial statements.

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

         (In thousands, except number of shares and per share amounts)




                                                        Three months ended June 30,
                                                        --------------------------
                                                             1995         1994
                                                         -----------   -----------
Revenues:
  Product sales ......................................   $    63,798   $    38,425
  Retail royalties ...................................         1,158         1,580
  Sales commissions and other revenues ...............            89           392
                                                         -----------   -----------
    Net revenues .....................................        65,045        40,397

Operating costs and expenses:
  Media purchases ....................................        20,683        13,018
  Direct costs .......................................        33,983        21,348
  Selling, general and administrative ................         7,029         5,073
  Unusual charges ....................................           -0-           335
  Interest expense ...................................           240           124
                                                         -----------   -----------
    Total operating costs and expenses ...............        61,935        39,898
                                                         -----------   -----------
Income before income taxes ...........................         3,110           499
Income taxes .........................................           508            28
                                                         -----------   -----------

Net income ...........................................   $     2,602   $       471
                                                         ===========   ===========


Income per common and dilutive common equivalent share   $       .13   $       .03
                                                         ===========   ===========

Weighted average number of common shares
  outstanding ........................................    22,113,000    13,933,000
                                                         ===========   ===========



           See notes to condensed consolidated financial statements.

                  NATIONAL MEDIA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                 (In thousands)



                                                                                                        Three months ended June 30,
                                                                                                        ---------------------------
                                                                                                           1995              1994
                                                                                                         ---------        ---------
Cash flows from operating activities:
  Net income ....................................................................................         $  2,602          $   471
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization .............................................................              388              418
      Changes in operating assets and liabilities ...............................................            1,285            1,113
      Other .....................................................................................               71              295
                                                                                                          --------          -------
Net cash provided by operating activities .......................................................            4,346            2,297

Cash flows from investing activities:
  Additions to property and equipment ...........................................................             (379)             (88)
                                                                                                          --------          -------
Net cash used in investing activities ...........................................................             (379)             (88)

Cash flows from financing activities:
  Payments on long-term debt ....................................................................             (127)            (378)
  Net repayments under lines of credit ..........................................................              -0-             (950)
  Exercise of stock options .....................................................................               79              240
  Payments received on notes receivable .........................................................              253              492
                                                                                                          --------          -------
Net cash provided by (used in) financing activities .............................................              205             (596)


Effect of exchange rate changes on cash and cash equivalents ....................................             (122)              83
                                                                                                          --------          -------

Net increase in cash and cash equivalents .......................................................            4,050            1,696
Cash and cash equivalents at beginning of period ................................................           13,467            1,595
                                                                                                          --------          -------
Cash and cash equivalents at end of period ......................................................         $ 17,517          $ 3,291
                                                                                                          ========          =======

           See notes to condensed consolidated financial statements.

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

                                 June 30, 1995

1.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending March 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1995.

2.  Per Share Amounts

    Income per share amounts have been computed based upon the weighted average number of common shares and dilutive common equivalent shares (stock options, warrants, and preferred stock) outstanding using the "if converted method" for the three month period ended June 30, 1995 and the treasury stock method for the three month period ended June 30, 1994. The difference between primary and fully diluted net income per share and weighted average number of shares outstanding was not significant or was antidilutive, and therefore, is not shown separately.

3.  Unusual Charges

    Unusual charges of $335,000 for the three months ended June 30, 1994 were comprised primarily of costs related to the settlement of litigation and associated legal fees including $225,000 associated with the terminated tender offer and merger agreement with ValueVision International, Inc. ("ValueVision Terminated Tender Offer") as discussed in Note 4 (Contingent Matters) below.

4.  Contingent Matters

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

    The parties reached a settlement of this action, calling for cash payment by the Company's insurer of $2.175 million and the issuance, subject to adjustment, of 145,000 shares of common stock. Subsequent to June 30, 1995, the Company fulfilled its obligations under the settlement agreement through the issuance of 106,000 shares of its common stock. The Company's financial statements for the year ended March 31, 1995 included a charge of approximately $725,000 in connection with the settlement.

    Terminated Tender Offer and Merger Agreement with ValueVision International, Inc.

    On April 22, 1994, the Company filed suit in federal court against ValueVision International, Inc. ("ValueVision") alleging that ValueVision had wrongfully terminated its amended tender offer to acquire the Company. In May 1994, ValueVision answered the Company's complaint and set forth various counterclaims. On April 17, 1995, the Company, ValueVision, and all other parties to this litigation entered into a settlement agreement, pursuant to which the parties agreed to dismiss with prejudice all claims and counterclaims. In connection with the settlement agreement, the Company and ValueVision executed a Telemarketing, Production and Post-Production Agreement (the "Telemarketing Agreement") and a Joint Venture Agreement. The settlement agreement shall become effective upon the earlier to occur of (i) the date upon which the shareholder approval required by the applicable New York Stock Exchange rules and regulations in order to consummate the Telemarketing Agreement has been obtained or (ii) the date the Telemarketing Agreement becomes effective. In the event the settlement agreement is not effective by August 31, 1995, the settlement agreement shall become null and void in its entirely.

    Pursuant to the Telemarketing Agreement, ValueVision is obligated to provide to the Company over a three-year period inbound telephone call-taking services at rates more favorable than those currently being paid by the Company. ValueVision is also obligated to provide to the Company certain productions and post-production services.

    As additional consideration for the services to be provided by ValueVision under the Telemarketing Agreement, the Company is obligated to grant to ValueVision, on the effective date, warrants (the "Warrants") to purchase up to 500,00 shares of the Company's common stock at a price of $8.865 per share (subject to adjustment pursuant to the antidilution provisions of the Warrants). This price was based on a premium over the average 20-day market value prior to the date of settlement. The Warrants will vest with respect to an equal number of shares on each of the thirteen-month, 2-year and 3-year anniversaries of the effective date provided that ValueVision satisfies certain conditions. The Warrants will expire on the tenth anniversary of the effective date.

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

    In connection with the matters discussed above, the Company reimbursed its former Chairman $50,000 for certain legal fees and associated costs he incurred in connection with the litigation with ValueVision and certain other legal matters to which the Company is a party and accelerated the payment of $278,000 under a Consulting Agreement with the former Chairman. In addition, the Company exercised its option to terminate, effective October 31, 1997, a lease dated February 25, 1992 between the Company and Mergren Associates, a real estate company owned by the former Chairman. Pursuant to the terms of the Lease, the Company paid the sum of $220,000 in connection with the exercise of its right of early termination.

    The issuance of the Warrants to ValueVision required the prior consent of the holders of the Company's promissory notes issued pursuant to the Note and Warrant Purchase Agreement, dated October 19, 1994. As an inducement to the Noteholders to permit the issuance of the Warrants, the Company agreed to issue the Noteholders warrants (the "Waiver Warrants") to purchase 500,000 shares of the Company's common stock at a price of $10.00 per share. These warrants expire on the earlier of 12 months after the notes are paid in full or upon the Noteholders no longer being guarantors of the notes. The issuance of the Waiver Warrants and the aforementioned Telemarketing Agreement are subject to the approval of the Company's stockholders at the Company's annual meeting scheduled to occur on August 30, 1995.

    Shareholders' Delaware and LaChance and Effron and Cohen Class Actions

    In 1994, class action lawsuits were filed in Federal Court and in Delaware Chancery Court against the Company and certain of its present and former officers and directors in connection with a proposed merger transaction with ValueVision. On April 17, 1995, the Company and other parties to the litigation entered into agreements in principal to settle these actions. The Company expects that following stockholder approval of the Telemarketing Agreement, it will submit these settlement agreements to the court for approval. These agreements provide for cash payments of $1.5 million, 75% of which will be paid by the Company's insurer. The Company's financial statements for the year ended March 31, 1995 included a charge of $375,000 for its portion of the settlement.

    Consumer Product Safety Commission Investigation

    On February 24, 1994, the staff of the Consumer Product Safety Commission
    (CPSC) notified the Company that it had made a preliminary determination that a particular model of the Company's Juice Tiger(R) product presents a "substantial product hazard" under the Consumer Product Safety Act. The CPSC staff requested the Company to take voluntary corrective action to ameliorate such alleged product hazard. While the Company has disputed that the model in question presents a substantial product hazard, the Company and the CPSC staff are presently discussing the form and nature of voluntary action proposed by the Company to assuage the CPSC staff's concerns. The CPSC staff has also indicated that, upon agreement on the implementation of a corrective action plan, it may investigate and assess whether the Company failed to comply with reporting requirement under the Consumer Product Safety Act such as to warrant imposition of a civil penalty. Management believes that it is not yet possible to determine whether the cost of implementing any such corrective action plan and the amount of any such civil penalty, alone or together, would have a material adverse effect on the Company's results of operations and financial conditions.

    Campbell v. National Media Corporation

    In July 1994, a former officer of the Company filed a complaint in federal court against the Company and its former Chairman and Chief Executive Officer containing various allegations, including a claim that the Company and the former Chairman fraudulently induced him to purchase the Company's common stock through the exercise of stock options and to forebear from selling his shares of common stock. The former officer seeks to recover compensatory damages in excess of $1.3 million as well as punitive damages and to rescind all alleged debts owed to the Company by him (approximately $238,000). The Company and its former Chairman filed motions to dismiss and/or for summary judgment, which motions were denied by the Court on November 3, 1994. The parties have informally reached a confidential settlement of the action, and on December 9, 1994, the court dismissed the case with prejudice. The court has retained jurisdiction of the case, however, in the event that any party seeks to have the dismissal vacated, modified, or stricken should the parties fail to execute and deliver a definitive settlement agreement. Although the Company has no reason to expect that such a definitive settlement agreement will not be executed by all parties, there can be no assurance that the settlement will be so finalized. Management of the Company believes that the definitive settlement, if implemented on substantially the terms of the informal settlement, would not be likely to have a material adverse effect on the financial position or results of operations of the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company is engaged in the direct marketing of consumer products, primarily through the use of infomercials in both the domestic and international marketplace. The Company's operating results continue to depend upon its ability to introduce and sell new products. The Company is generally dependent on its most successful products to generate a significant portion of its net revenue. The Company continues to take actions designed to reduce the risk associated with relying on a limited number of successful products for a disproportionate amount of its revenues by expanding its presence in the international marketplace, thereby creating new markets for its products, and joining forces with strategic partners to increase its product base. International expansion has resulted in a greater percentage of the Company's revenues being generated from the international infomercial market. As the Company enters new markets overseas, it is able to air shows from its existing library, thus reducing its dependence on new show productions. The Company is taking advantage of the product awareness created by its infomercials by extending the sales life of its infomercial products through non-infomercial distribution channels, such as retail arrangements and by entering into agreements with manufacturers of consumer products in which the Company's strategic partner will supply new products and retail distribution channels for product sales.

Results of Operations

The following table sets forth the operating data of the Company as a percentage of net revenues for the period indicated below.

                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                         1995           1994
                                                      ---------      ---------
Statement of Operations Data:

   Net revenues ....................................     100.0%        100.0%

   Operating costs and expenses:
      Media purchases ..............................      31.8          32.2
      Direct costs .................................      52.2          52.9
      Selling, general and administrative ..........      10.8          12.6
      Unusual charges ..............................                      .8
      Interest expense .............................        .4            .3
                                                         -----         -----
         Total operating costs and expenses ........      95.2          98.8
                                                         -----         -----

   Income before income taxes ......................       4.8           1.2
                                                         -----         -----

   Net income ......................................       4.0%          1.2%
                                                         =====         =====

Three months ended June 30, 1995 compared to three months ended June 30, 1994

Net revenues

Net revenues were $65.0 million for the three months ended June 30, 1995 as compared to $40.4 million for the three months ended June 30, 1994, an increase of $24.6 million or 60.9%.

Domestic net revenues. Domestic net revenues were $30.7 million for the three months ended June 30, 1995 as compared to $28.4 million for the three months ended June 30, 1994, an increase of $2.3 million or 8.1%. Domestic infomercial net revenues increased by $3.2 million or 12.8% due principally to an increase in the number of airings during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. Approximately 52.6% and 29.9% of the Company's domestic revenues for the three months ended June 30, 1995 were generated from sales of the E-Force and Touchless Car Care System, respectively. Non-infomercial net revenue decreased by $.9 million due to a decline in both royalty revenues and retail product sales.

Foreign net revenues. Foreign net revenues were $34.3 million for the three months ended June 30, 1995 as compared to $12.0 million for the three months ended June 30, 1994, an increase of $22.3 million or 185.8%. This increase was primarily due to the current three month period including approximately $19.5 of revenues from the airing of infomercials in the Japanese market which the Company entered in July 1994. Japanese revenues accounted for 87.4% of the increase in foreign revenues. The Company recently announced that three new stations in Japan have agreed to air the Company's infomercials increasing the potential audience in that country by approximately 30 percent. Foreign net revenues for the three month period ended June 30, 1995, excluding Japan, increased by $2.8 million or 23.3% as compared to the three month period ended June 30, 1994 primarily due to increased airings of the Company's shows in the international marketplace and an increase in the average selling price.

Operating costs

Total operating costs and expenses were $61.9 million for the three months ended June 30, 1995 as compared to $39.9 million for the three months ended June 30, 1994, an increase of $22.0 million or 55.1%.

Media purchases. Media purchases were $20.7 million (net of $3.6 million in media sales) for the three months ended June 30, 1995 as compared to $13.0 million (net of $2.5 million in media sales) for the three months ended June 30, 1994, an increase of $7.7 million or 59.2%. The ratio of media purchases to net revenues decreased from 32.2% in the three months ended June 30, 1994 to 31.8% in the three months ended June 30, 1995. This decrease in the ratio of media purchases reflects the higher proportion of international net revenues in the three month period ended June 30, 1995 as compared to the three month period ended June 30, 1994. Revenues generated in the international marketplace are generally subject to more effective media costs.

Direct costs. Direct costs consist of the cost of materials, freight, infomercial production, commissions and royalties, fulfillment, inbound telemarketing, credit card authorization, and warehousing. Direct costs were $34.0 million for the three months ended June 30, 1995 as compared to $21.3 million for the three months ended June 30, 1994, an increase of $12.7 million or 59.6%. This is reflective of the 60.9% increase in net revenues during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. The ratio of directs costs to net revenues decreased slightly from 52.9% in the three months ended June 30, 1994 to 52.2% in the three months ended June 30, 1995.

Both domestically and internationally, direct costs declined as a percentage of net revenue. The decline in domestic direct costs was primarily due to lower production costs for the three months ended June 30, 1995 while the decline internationally was primarily due to lower commission costs for the three months ended June 30, 1995.

Selling, general and administrative

Selling, general and administration expenses increased approximately 37.3% from $5.1 million for the three months ended June 30, 1994 to $7.0 million for the three months ended June 30, 1995, primarily due to costs associated with international expansion. Selling, general and administrative expenses as a percentage of net revenues decreased from 12.6% for the three month period ended June 30, 1994 to 10.8% for the three month period ended June 30, 1995. This was a direct result of the Company realizing the benefits of significant increases in international net revenues.

Unusual charges

Unusual charges of $335,000 for the three months ended June 30, 1994 were comprised primarily of costs related to the settlement of litigation and associated legal fees including $225,000 associated with the ValueVision Terminated Tender Offer. There were no unusual charges in the current period.

Interest expense

Interest expense was $240,000 for the three months ended June 30, 1995 as compared to $124,000 for the three months ended June 30, 1994, an increase of $116,000. This increase is due to an increase in the Company's average outstanding debt balance, higher interest rates during the current period, as well as $90,000 of amortization related to the discount on the Company's $5.0 million term loan.

Income taxes

The Company's effective tax rate is 16.3% for the three months ended June 30, 1995, as compared to 5.6% for the three months ended June 30, 1994.


Liquidity and Capital Resources

The Company's working capital was $25.0 million at June 30, 1995 compared to $22.1 million at March 31, 1995, an increase of $2.9 million. This was principally due to an increase in accounts receivable and inventory associated with the Company's increased sales volume during the period. Cash flow from operations increased from $2.3 million for the three months ended June 30, 1994 to $4.3 million for the three months ended June 30, 1995 primarily as a result of the $2.0 million increase in net income during the current three month period. The Company recently established a letter of credit facility with a bank under which it has letter of credits currently outstanding in the approximate amount of $300,000. The Company expects that available cash, cash from operations and its existing term loan will be sufficient to meet its normal operating requirements over the near term.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The information contained in Note 4 (Contingent Matters) to the Condensed Consolidated Financial Statements in Part I of this report beginning on page 6 is incorporated herein by reference. All of the matters referred to in Note 4 (Contingent Matters) have been the subject of disclosure in prior reports on Form 10-Q or 10-K.

As a result of prior settlements with the Federal Trade Commission (FTC), the Company has agreed to two consent orders which, among other things, require the Company to submit compliance reports to the FTC staff. The Company has submitted the compliance reports as well as additional information requested by the FTC staff. In connection with one of these orders, the Company recently received a request from the FTC for certain information regarding the Company's infomercials in order to determine whether the Company is in compliance with such order. The Company is cooperating with such request and as of the current date believes itself to be in compliance with the consent orders and other FTC requirements.

Other Matters

The Company in the normal course of its business is a party to litigation relating to trademark and copyright infringement, product liability, contract-related disputes, and other actions. It is the Company's policy to vigorously defend all such claims and to enforce its rights in these areas. Except as disclosed herein, the Company does not believe any of these actions, either individually or in the aggregate, will have a material adverse effect on the Company's results of operations or financial condition.

Item 6   Exhibits and Reports on Form 8-K

(a)      The following exhibits are included herein:

          10.1 Letter Agreement between Registrant and David J. Carman dated July 17, 1995.

          10.2 Amendment to the Employment Agreement between Registrant and David J. Carman dated as of October 1, 1994.

          10.3 Amendment to the Employment Agreement between Quantum International Limited and David J. Carman dated as of October 1, 1994.

          10.4 Modification Agreement between Registrant, Media Arts International, Ltd., Quantum International Limited, Safeguard Scientifics (Delaware), Inc. and Meridian Bank dated as of April 20, 1995.

          11.1    Statement RE: Computation of Per Share Earnings.

          27.1    Financial Data Schedule

(b)      The Company filed the following reports on Form 8-K:

         Form 8-K dated April 13, 1995
            Item 5. Other Events - Announcement by the Company of the following: execution of a settlement agreement concerning all claims involved in the Company's Federal Shareholders' Class Action litigation pending since October 1993 and notification of the Company being served with a copyright infringement suit.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 NATIONAL MEDIA CORPORATION
                                 Registrant



Date:  August 11, 1995           /s/Mark P. Hershhorn
                                 ----------------------------------------------
                                 Mark P. Hershhorn
                                 President, Chief Executive Officer and Director





Date:  August 11, 1995           /s/Constantinos I. Costalas
                                 ----------------------------------------------
                                 Constantinos I. Costalas
                                 Vice Chairman of the Board, Principal Financial
                                 Officer and Director

                               Index to Exhibits



         Exhibit No.


          10.1 Letter Agreement between Registrant and David J. Carman dated July 17, 1995.

          10.2 Amendment to the Employment Agreement between Registrant and David J. Carman dated as of October 1, 1994.

          10.3 Amendment to the Employment Agreement between Quantum International Limited and David J. Carman dated as of October 1, 1994.

          10.4 Modification Agreement between Registrant, Media Arts International, Ltd., Quantum International Limited, Safeguard Scientifics (Delaware), Inc. and Meridian Bank dated as of April 20, 1995.

          11.1    Statement RE: Computation of Per Share Earnings.

          27.1    Financial Data Schedule