Form 10-Q
period 1995-09-30
NATIONAL MEDIA CORP
filed 1995-11-14
CIK 70412

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934
For the period ended September 30, 1995
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from ____________to__________.

Commission File Number 1-6715

                           NATIONAL MEDIA CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                  13-2658741
-------------------------------            ------------------------------------
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

Yes      |X|      No       |_|


There were 15,569,454 issued and outstanding shares of the registrant's common stock, par value $.01 per share, at October 31, 1995. In addition there were 686,710 shares of treasury stock as of such date.

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES

                                      INDEX



                                                                            Page

Facing Sheet..................................................................1

Index.........................................................................2

Part I.  Financial Information
         Item 1.  Financial Statements (unaudited)
                  Condensed Consolidated Balance Sheets at
                     September 30, 1995 and March 31, 1995....................3

                   Condensed Consolidated Statements of Operations
                     Three months ended September 30, 1995 and 1994...........4

                   Condensed Consolidated Statements of Operations
                    Six months ended September 30, 1995 and 1994..............5

                   Condensed Consolidated Statements of Cash Flows
                     Six months ended September 30, 1995 and 1994.............6

                   Notes to Condensed Consolidated Financial Statements.......7

         Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations................................................10

Part II. Other Information

         Item 1.  Legal Proceedings..........................................15

         Item 4.  Submission of Matters to a Vote of Security Holders........16

         Item 6.  Exhibits and Reports on Form 8-K...........................16

Signatures...................................................................18

Part 1.  Financial Information

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
          (In thousands, except number of shares and per share amounts)

                                                                        September 30,               March 31,
                                                                            1995                      1995
                                                                        -------------              ----------
                                                                         (Unaudited)                  (Note)
Current assets:
  Cash and cash equivalents.........................................     $  16,157                  $ 13,467
  Accounts receivable (net).........................................        19,280                    14,344
  Inventories.......................................................        17,918                    15,387
  Prepaid media.....................................................         1,691                     2,660
  Prepaid show production...........................................         3,637                     3,463
  Deferred costs....................................................           703                     1,820
  Prepaid expenses and other assets.................................         2,152                     1,228
  Deferred income taxes.............................................         1,782                     1,782
                                                                         ---------                   -------
    Total current assets............................................        63,320                    54,151
Property and equipment (net)........................................         5,015                     4,413
Excess of cost over net assets of acquired businesses and
  other intangible assets (net).....................................         4,488                     4,659
Other assets........................................................           940                       920
                                                                         ---------                   -------
    Total assets....................................................     $  73,763                   $64,143
                                                                         =========                   ========
Current liabilities:
  Accounts payable .................................................     $   9,503                    12,093
  Accrued expenses..................................................        21,192                    17,786
  Deferred revenue..................................................           205                       279
  Income taxes payable..............................................           300                       300
  Deferred income taxes.............................................         2,439                     1,428
  Current portion of long-term debt and capital lease
   obligations......................................................           148                       184
                                                                         ---------                   -------
    Total current liabilities.......................................        33,787                    32,070
Long-term debt and capital lease obligations........................         3,740                     3,613
Deferred income taxes...............................................           354                       354
Other liabilities...................................................         1,546                     1,481

Shareholders' equity:
  Preferred stock, $.01 par value; authorized 10,000,000 shares;
    issued 255,796 Series B convertible preferred stock.............             3                         3
  Common stock, $.01 par value; authorized 50,000,000 shares;
    issued 15,271,708 and 14,879,542 shares, respectively...........           153                       149
  Additional paid-in capital........................................        34,312                    31,877
  Retained earnings.................................................         5,737                       (10)
  Treasury stock, 686,710 shares at cost............................        (3,791)                   (3,791)
  Notes receivable, directors, officers, employees,
    consultants and others..........................................          (149)                   (1,868)
  Foreign currency translation adjustment...........................        (1,929)                      265
                                                                         ---------                   -------
    Total shareholders' equity......................................        34,336                    26,625
                                                                         ---------                   -------
    Total liabilities and shareholders' equity......................     $  73,763                   $64,143
                                                                         =========                   =======


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

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

          (In thousands, except number of shares and per share amounts)



                                                                               Three months ended September 30,
                                                                                -------------------------------
                                                                                     1995            1994
                                                                                 ------------   -------------
Revenues:
  Product sales ..............................................................   $     56,173    $     35,794
  Retail royalties ...........................................................          1,200           1,898
  Sales commissions and other revenues .......................................            235             843
                                                                                 ------------    ------------
    Net revenues .............................................................         57,608          38,535

Operating costs and expenses:
  Media purchases ............................................................         17,272          11,584
  Direct costs ...............................................................         29,664          21,290
  Selling, general and administrative ........................................          6,695           4,785
  Severance expense for former Chairman and Chief Executive
     Officer .................................................................            -0-           2,650
  Unusual charges ............................................................            -0-             241
  Interest expense ...........................................................            233             105
                                                                                 ------------    ------------
    Total operating costs and expenses .......................................         53,864          40,655
                                                                                 ------------    ------------
Income (loss) before income taxes ............................................          3,744          (2,120)
Income taxes (benefit) .......................................................            599             (28)
                                                                                 ------------    ------------
Net income (loss) ............................................................   $      3,145    $     (2,092)
                                                                                 ============    ============

Income (loss) per common and common equivalent share:
  Primary.....................................................................   $       0.15    $      (0.15)
                                                                                 ============    ============

  Fully-diluted..............................................................    $       0.14    $      (0.15)
                                                                                 ============    ============

Weighted average number of common and common equivalent shares outstanding:
  Primary ....................................................................     22,429,000      14,023,000
                                                                                 ============    ============

  Fully-diluted ..............................................................     22,429,000      14,023,000
                                                                                 ============    ============

           See notes to condensed consolidated financial statements.

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

          (In thousands, except number of shares and per share amounts)



                                                                Six months ended September 30,
                                                                ------------------------------
                                                                     1995           1994
                                                                 ------------    ------------
Revenues:
  Product sales ..............................................   $    119,971    $     74,219
  Retail royalties ...........................................          2,358           3,478
  Sales commissions and other revenues .......................            324           1,235
                                                                 ------------    ------------
    Net revenues .............................................        122,653          78,932

Operating costs and expenses:
  Media purchases ............................................         37,955          24,602
  Direct costs ...............................................         63,647          42,638
  Selling, general and administrative ........................         13,724           9,858
  Severance expense for former Chairman and Chief
    Executive Officer ........................................            -0-           2,650
  Unusual charges ............................................            -0-             576
  Interest expense ...........................................            473             229
                                                                 ------------    ------------
   Total operating costs and expenses ........................        115,799          80,553
Income (loss) before income taxes ............................          6,854          (1,621)
Income taxes .................................................          1,107             -0-
                                                                 ------------    ------------
Net income (loss) ............................................   $      5,747    $     (1,621)
                                                                 ============    ============

Income (loss) per common and common equivalent share:
  Primary ....................................................   $       0.28    $      (0.12)
                                                                 ============    ============
  Fully-diluted ..............................................   $       0.27    $      (0.12)
                                                                 ============    ============

Weighted average number of common and common equivalent shares
  Primary ....................................................     22,272,000      13,856,000
                                                                 ============    ============
  Fully-diluted...............................................     22,297,000      13,856,000
                                                                 ============    ============


            See notes to condensed consolidated financial statements.

                   NATIONAL MEDIA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                 (In thousands)

                                                           Six months ended September 30,
                                                           ------------------------------
                                                                 1995         1994
                                                               --------     --------
Cash flows from operating activities:
  Net income (loss) ........................................   $  5,747    $ (1,621)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
      Depreciation and amortization ........................        773         813
      Changes in operating assets and liabilities ..........     (5,088)      2,421
      Other ................................................        544         396
                                                               --------    --------
Net cash provided by operating activities ..................      1,976       2,009
Cash flows from investing activities:
  Additions to property and equipment ......................     (1,204)       (506)
                                                               --------    --------
Net cash used in investing activities ......................     (1,204)       (506)

Cash flows from financing activities:
  Payments on long-term debt ...............................        (90)       (868)
  Proceeds from borrowings .................................        -0-       3,084
  Net repayments under lines of credit .....................        -0-      (3,819)
  Exercise of stock options ................................      1,370         240
  Payments received on notes receivable ....................      1,520         492
                                                               --------    --------
Net cash provided by (used in) financing activities ........      2,800        (871)

Effect of exchange rate changes on cash and cash equivalents       (882)        129
                                                               --------    --------
Net increase in cash and cash equivalents ..................      2,690         761
Cash and cash equivalents at beginning of period ...........     13,467       1,595
                                                               --------    --------
Cash and cash equivalents at end of period .................   $ 16,157    $  2,356
                                                               ========    ========

           See notes to condensed consolidated financial statements.

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                               September 30, 1995

1.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending March 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1995.

2.  Per Share Amounts

    Income per share amounts have been computed based upon the weighted average number of common shares and dilutive common equivalent shares (stock options, warrants, and preferred stock) outstanding using the "if converted method" for the three and six month periods ended September 30, 1995 and the treasury stock method for the three and six month periods ended September 30, 1994.

3.  Unusual Charges

    Included in the unusual charges of $241,000 for the three months ended September 30, 1994 is $153,000 in costs associated with the termination of the tender offer and related matters as discussed in Note 4 (Contingent Matters) below and $88,000 of costs associated with litigation involving a former director of the Company ("Salaman litigation").

    The six months ended September 30, 1994 includes unusual charges of $576,000 comprised primarily of $378,000 in costs associated with the terminated tender offer and $163,000 of costs connected with the Salaman litigation.

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

    The Company settled this action with a cash payment by its insurer of $2.175 million and the issuance of 106,000 shares of its common stock in July 1995. The Company's financial statements for the year ended March 31, 1995 included a charge of approximately $725,000 in connection with the settlement.

    Terminated Tender Offer and Merger Agreement with ValueVision
    International, Inc.

    On April 22, 1994, the Company filed suit in federal court against ValueVision International, Inc. ("ValueVision") alleging that ValueVision had wrongfully terminated its amended tender offer to acquire the Company. In May 1994, ValueVision answered the Company's complaint and set forth various counterclaims. On April 17, 1995, the Company, ValueVision, and all other parties to this litigation entered into a settlement agreement, pursuant to which the parties agreed to dismiss with prejudice all claims and counterclaims. In connection with the settlement agreement, the Company and ValueVision executed a Telemarketing, Production and Post-Production Agreement (the "Telemarketing Agreement") and a Joint Venture Agreement. The settlement agreement became effective with the receipt of shareholder approval at the Company's August 30, 1995 annual meeting.

    Pursuant to the Telemarketing Agreement, ValueVision is obligated to provide to the Company over a three-year period inbound telephone call-taking services at rates more favorable than those currently being paid by the Company. ValueVision is also obligated to provide to the Company certain production and post-production services. As additional consideration for the services to be provided by ValueVision under the Telemarketing Agreement, the Company is obligated to grant to ValueVision, on the effective date, warrants (the "Warrants") to purchase up to 500,000 shares of the Company's common stock at a price of $8.865 per share (subject to adjustment pursuant to the antidilution provisions of the Warrants). This price was based on a premium over the average 20-day market value prior to the date of settlement. The Warrants will vest with respect to an equal number of shares on each of the thirteen-month, 2-year and 3-year anniversaries of the effective date provided that ValueVision satisfies certain conditions. The Warrants will expire on the tenth anniversary of the effective date.

    The Telemarketing Agreement shall become effective upon the certification date. The period during which the certification date was originally scheduled to occur was extended by the mutual consent of the parties to December 31, 1995. In the event the certification date has not occurred by December 31, 1995, the Company may terminate the Telemarketing Agreement. Upon such a termination, the Company will be entitled to receive liquidated damages in the amount of $3,000,000. The Company will also be entitled to liquidated damages at a lesser amount for certain other material breaches under the Telemarketing Agreement.

    The issuance of the Warrants to ValueVision required the prior consent of the holders of the Company's promissory notes issued pursuant to the Note and Warrant Purchase Agreement, dated October 19, 1994. As an inducement to the Noteholders to permit the issuance of the Warrants, the Company agreed to issue the Noteholders warrants (the "Waiver Warrants") to purchase 500,000 shares of the Company's common stock at a price of $10.00 per share. These warrants expire on the earlier of 12 months after the notes are paid in full or upon the Noteholders no longer being guarantors of the notes. The issuance of the Waiver Warrants and the aforementioned Telemarketing Agreement were approved by the Company's stockholders at the Company's annual meeting held on August 30, 1995. The issuance of the Waiver Warrants is contingent on the Telemarketing Agreement becoming effective.

    Shareholders' Delaware and LaChance and Effron and Cohen Class Actions

    In 1994, class action lawsuits were filed in Federal Court and in Delaware Chancery Court against the Company and certain of its present and former officers and directors in connection with a proposed merger transaction with ValueVision. On April 17, 1995, the Company and other parties to the litigation entered into agreements in principal to settle these actions providing for cash payments of $1.5 million, 75% of which will be paid by the Company's insurer. The Company's financial statements for the year ended March 31, 1995 included a charge of $375,000 for its portion of the settlement. Consummation of these settlements is subject, among other things, to the approval of the Court. The Company is currently in the process of seeking such approval.

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

    Campbell v. National Media Corporation

    In July 1994, a former officer of the Company filed a complaint in federal court against the Company and its former Chairman and Chief Executive Officer containing various allegations, including a claim that the Company and the former Chairman fraudulently induced him to purchase the Company's common stock through the exercise of stock options and to forebear from selling his shares of common stock. The former officer seeks to recover compensatory damages in excess of $1.3 million as well as punitive damages and to rescind all alleged debts owed to the Company by him (approximately $238,000). The Company and its former Chairman filed motions to dismiss and/or for summary judgment, which motions were denied by the Court on November 3, 1994. The parties had informally reached a confidential settlement of the action, and on December 9, 1994, the court dismissed the case with prejudice. The court retained jurisdiction of the case, however, in the event that any party seeks to have the dismissal vacated, modified, or stricken should the parties fail to execute and deliver a definitive settlement agreement. There can be no assurance that the settlement will be so finalized. Management of the Company believes that the definitive settlement, if implemented on substantially the terms of the informal settlement, would not be likely to have a material adverse effect on the financial position or results of operations of the Company.

5.  Subsequent Events

    Subsequent to September 30, 1995 the Company made two acquisitions which will be accounted for using the purchase method.

    Flying Lure

    On October 16, 1995, the Company completed the purchase of assets related to the "Flying Lure" business from United Brands International Corp. and Langer Technologies, Inc. (the "FL Companies"). The purchase price of $1.9 million included $1.0 million payable in cash and a two year promissory note in the principal amount of $.9 million. In addition, the Company agreed to pay $596,000 over three years for a covenant not to compete. The Company may be required to make additional payments of up to $6.0 million if worldwide sales of "Flying Lure" products exceed certain targeted levels.

    DirectAmerica Corporation

    On October 25, 1995, the Company acquired all of the outstanding capital stock of DirectAmerica Corporation ("DA") and California Production Group, Inc. ("CPG") through a tax-free merger of the entities with and into DA Acquisition Corp. (name changed to DirectAmerica Corporation ("DAC")), a wholly owned subsidiary of the Company. In connection with the merger, the Company issued to the shareholders of DA and CPG an aggregate of 554,456 shares ("Merger Shares") of the Company's common stock valued at approximately $8.5 million at closing. The Company may be required to issue additional shares of common stock to the shareholders of DA and CPG if royalties received by DAC from sales of products for which DA and CPG have produced infomercials exceed $5.0 million for the twelve month period ended January 31, 1997. Pursuant to the terms of the Merger Agreement, the Company filed a registration statement on October 31, 1995 to register the resale of the 554,456 Merger Shares. Beneficial holders of the Company's preferred stock and warrants which are convertible into approximately 7.9 million shares of common stock caused the Company to include their shares in such registration pursuant to certain rights previously granted to such holders.

    Positive Response Television

    On October 19, 1995, the Company announced that it had entered into a letter of intent to acquire Positive Response Television, Inc. ("PRTV") and its subsidiaries. PRTV is a publicly traded direct marketing company and a producer of infomercials.

    Under the terms of the agreement, PRTV shareholders will receive .524 shares of the Company's common stock for each share of PRTV stock they own. PRTV currently has approximately 3.55 million shares of common stock outstanding. Following consummation of the proposed transaction, PRTV shareholders will own approximately 7% of the Company's common stock assuming conversion or exercise of all outstanding preferred stock, options and warrants.

    Consummation of the proposed transaction is subject to among other things, the completion of a satisfactory due diligence review by each of the Company and PRTV, the negotiation and execution of a definitive agreement, the approval of PRTV's shareholders and the receipt of regulatory approvals. Due to the contingencies involved, the Company is unable to predict whether or when a transaction with PRTV will be consummated.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company is engaged in the direct marketing of consumer products, primarily through the use of infomercials in both the domestic and international marketplace. The Company's operating results continue to depend upon its ability to introduce and sell new products. The Company is generally dependent on its most successful products to generate a significant portion of its net revenue. The Company continues to take actions designed to reduce the risk associated with relying on a limited number of successful products for a disproportionate amount of its revenues by expanding its presence in the international marketplace, thereby creating new markets for its products, and joining forces with strategic partners to increase its product base. International expansion has resulted in a greater percentage of the Company's revenues being generated from the international infomercial market. As the Company enters new markets overseas, it is able to air shows from its existing library, thus reducing its dependence on new show productions. The Company is taking advantage of the product awareness created by its infomercials by extending the sales life of its infomercial products through non-infomercial distribution channels, such as retail arrangements and by entering into agreements with manufacturers of consumer products in which the Company's strategic partner supply new products and retail distribution channels for product sales.

Results of Operations

The following table sets forth the operating data of the Company as a percentage of net revenues for the periods indicated below.

                                                 Three Months Ended    Six Months Ended
                                                 ------------------    ----------------
                                                    September 30,        September 30,
                                                 ------------------    ----------------

                                                   1995     1994       1995     1994
                                                   ----     ----       ----     ----

Statement of Operations Data:
     Net revenues ............................     100.0%   100.0%      100.0%   100.0%

     Operating costs and expenses:
         Media Purchases .....................      30.0     30.1        30.9     31.2
         Direct costs ........................      51.5     55.2        51.9     54.0
         Selling, general and administrative .      11.6     12.4        11.2     12.5
         Severance expense for former Chairman
          and Chief Executive Officer ........      --        6.9        --        3.4
         Unusual charges .....................      --         .6        --         .7
         Interest expense ....................        .4       .3          .4       .3
                                                   -----    -----       -----    -----
       Total operating costs and expenses ....      93.5    105.5        94.4    102.1
                                                   -----    -----       -----    -----

       Income (loss) before income taxes .....       6.5     (5.5)        5.6     (2.1)
                                                   -----    -----       -----    -----

       Net income (loss) .....................       5.5%    (5.4)%       4.7%    (2.1)%
                                                   =====    =====       =====    =====

Three months ended September 30, 1995 compared to three months ended September 30, 1994

Net revenues

Net revenues were $57.6 million for the three months ended September 30, 1995 as compared to $38.5 million for the three months ended September 30, 1994, an increase of $19.1 million or 49.6%.

Domestic net revenues. Domestic net revenues were $20.4 million for the three months ended September 30, 1995 as compared to $22.7 million for the three months ended September 30, 1994, a decrease of $2.3 million or 10.1%. Approximately 32.5% and 19.7% of the Company's domestic net revenues for the three months ended September 30, 1995 were generated from sales of E-Force and Regal's Royal Diamond Cookware, respectively. Non-infomercial net revenue decreased by $.7 million primarily due to a decrease in royalty revenues and sales commissions.

Foreign net revenues. Foreign net revenues were $37.2 million for the three months ended September 30, 1995 as compared to $15.8 million for the three months ended September 30, 1994, an increase of $21.4 million or 135.4%. The growth was principally a result of the significant expansion of the Company's operations in the Asian marketplace and continued growth in Europe. The Company began significant operations in the Asian marketplace in late July 1994, resulting in the three month period ended September 30, 1994 containing only two months of revenues generated in the Asian marketplace as compared to the inclusion of Asian revenues throughout the entire three month period ended September 30, 1995.

Operating costs

Total operating costs and expenses were $53.9 million for the three months ended September 30, 1995 as compared to $40.7 million for the three months ended September 30, 1994, an increase of $13.2 million or 32.4%

Media purchases

Media purchases were $17.3 million (net of $4.4 million in media sales) for the three months ended September 30, 1995 as compared to $11.6 million (net of $3.7 million in media sales) for the three months ended September 30, 1994, an increase of $5.7 million or 49.1%. The ratio of media purchases to net revenues decreased from 30.1% in the three months ended September 30, 1994 to 30.0% in the three months ended September 30, 1995. This decrease in the ratio of media purchases reflects the higher proportion of international net revenues in the three month period ended September 30, 1995 as compared to the three month period ended September 30, 1994. Revenues generated in the international marketplace are generally subject to more effective media costs.

Direct costs

Direct costs consist of the cost of materials, freight, infomercial production, commissions and royalties, fulfillment, inbound telemarketing, credit card authorization, and warehousing. Direct costs were $29.7 million for the three months ended September 30, 1995 as compared to $21.3 million for the three months ended September 30, 1994, an increase of $8.4 million or 39.4%. This is reflective of the 49.6% increase in net revenues during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. The ratio of direct costs to net revenues decreased from 55.2% in the three months ended September 30, 1994 to 51.5% in the three months ended September 30, 1995. Both domestically and internationally direct costs declined as a percentage of revenues reflecting the Company's continued efforts to become a low cost/more efficient operator.


Selling, general and administrative

Selling, general and administration expenses increased approximately 39.6% from $4.8 million for the three months ended September 30, 1994 to $6.7 million for the three months ended September 30, 1995, primarily due to costs associated with international expansion. Selling, general and administrative expenses as a percentage of net revenues decreased from 12.4% for the three month period ended September 30, 1994 to 11.6% for the three month period ended September 30, 1995.

Severance expense for former Chairman and Chief Executive Officer

Severance expense of $2.65 million in the three months ended September 30, 1994 related to the resignation of the Company's former Chairman and Chief
Executive Officer.

Unusual charges

Included in the unusual charges of $241,000 for the three months ended September 30, 1994 is $153,000 in costs associated with the terminated tender offer and agreement of merger with ValueVision and $88,000 of costs connected with the Salaman litigation.

Interest expense

Interest expense was $233,000 for the three months ended September 30, 1995 as compared to $105,000 for the three months ended September 30, 1994, an increase of $128,000. This increase is due to an increase in the Company's average outstanding debt balance as well as $90,000 of amortization related to the discount on the Company's $5.0 million term loan.

Income taxes

The Company's effective tax rate was 16.0% for the three months September 30, 1995. The effective tax rate (benefit) of (1.3%) for the three months ended September 30, 1994 was a result of the Company's loss position.



Six months ended September 30, 1995 compared to six months ended September 30, 1994

Net revenues

Net revenues were $122.7 million for the six months ended September 30, 1995 as compared to $78.9 million for the six months ended September 30, 1994, an increase of $43.8 million or 55.5%.

Domestic net revenues. Domestic net revenues were $51.2 million for the six months ended September 30, 1995 as compared to $51.1 million for the six months ended September 30, 1994, an increase of $.1 million or 0.2%. Approximately 44% and 23.2% of the Company's domestic net revenues for the six months ended September 30, 1995 were generated from sales of the E-Force and Touchless Car Care System, respectively. Non-infomercial net revenue decreased by $1.6 million primarily due to a decrease in royalty revenues and sales commissions.

Foreign net revenues. Foreign net revenues were $71.5 million for the six months ended September 30, 1995 as compared to $27.8 million for the six months ended September 30, 1994, an increase of $43.7 million or 157.2%. This increase was primarily a result of the current period including six months of revenues generated in the Asian marketplace as compared to the prior period which contained only two full months of revenues generated in the Asian marketplace. The Company initially began airing its infomercials in the Asian marketplace in late July 1994. The current six month period also benefited from the Company's acquisition and utilization of additional air time in Europe and Asia.

Operating costs

Total operating costs and expenses were $115.8 million for the six months ended September 30, 1995 as compared to $80.6 million for the six months ended September 30, 1994, an increase of $35.2 million or 43.7%.

Media purchases

Media purchases were $38.0 million (net of $7.9 million in Media sales) for the six months ended September 30, 1995 as compared to $24.6 million (net of $6.2 million in Media sales) for the six months ended September 30, 1994, an increase of $13.4 million or 54.5%. The ratio of media purchases to net revenues decreased from 31.2% in the six months ended September 30, 1994 to 30.9% in the six months ended September 30, 1995. This decrease in the ratio of media purchases reflects the higher proportion of international net revenues in the six month period ended September 30, 1995 as compared to the six month period ended September 30, 1994. Revenues generated in the international marketplace are generally subject to more effective media costs.

Direct costs

Direct costs consist of the cost of materials, freight, infomercial production, commissions and royalties, fulfillment, inbound telemarketing, credit card authorization, and warehousing. Direct costs were $63.6 million for the six months ended September 30, 1995 as compared to $42.6 million for the six months ended September 30, 1994, an increase of $21.0 million or 49.3%. This is reflective of the 55.5% increase in net revenues during the six months ended September 30, 1995 as compared to the six months ended September 30, 1994. The ratio of direct costs to net revenues decreased slightly from 54.0% in the six months ended September 30, 1994 to 51.9% in the six months ended September 30, 1995, reflecting the Company's continued efforts to become the low cost/more efficient operator globally.

Selling, general and administrative

Selling, general and administrative expenses increased from $9.9 million for the six month period ended September 30, 1994 to $13.7 million for the six month period ended September 30, 1995, primarily due to costs associated with international expansion. Selling, general and administrative expenses as a percentage of net revenues decreased from 12.5% for the six month period ended September 30, 1994 to 11.2% for the six month period ended September 30 1995.

Severance expense for former Chairman and Chief Executive Officer

Severance expense of $2.65 million for the six months ended September 30, 1994 related to the resignation of the Company's former Chairman and Chief Executive Officer.

Unusual charges

The six months ended September 30, 1994 includes unusual charges of $576,000 comprised primarily of $378,000 in costs associated with the terminated tender offer and agreement of merger with ValueVision and $163,000 of costs connected with the Salaman litigation.

Interest expense

Interest expense was $473,000 for the six months ended September 30, 1995 as compared to $229,000 for the six months ended September 30, 1994, an increase of 106.6%. This increase is due to an increase in the Company's average outstanding debt balance as well as $180,000 of amortization related to the discount on the Company's $5.0 million term loan.

Income taxes

The effective tax rate for the six months ended September 30, 1995 was 16.1%. The effective tax rate of 0% for the six months ended September 30, 1994 was a result of the Company's loss position.

Liquidity and Capital Resources

The Company's working capital was $29.5 million at September 30, 1995 compared to $22.1 million at March 31, 1995, an increase of $7.4 million. This was principally due to an increase in accounts receivable and inventory associated with the Company's increased sales volume during the period. Cash flow from operations remained constant at $2.0 million for the six month periods ended September 30, 1994 and September 30, 1995. The Company expects that available cash, cash from operations and its existing term loan will be sufficient to meet its normal operating requirements for the near term.

The acquisition of the Flying Lure companies was funded with cash currently available. Neither this acquisition, nor the acquisition of DirectAmerica nor the pending PRTV acquisition, if consummated, are expected to have a material adverse effect on the Company's liquidity and/or capital resources.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The information contained in Note 4 (Contingent Matters) to the Condensed Consolidated Financial Statements in Part I of this report beginning on page 7 is incorporated herein by reference. All of the matters referred to in Note 4 (Contingent Matters) have been the subject of disclosure in prior reports on Form 10-Q and/or 10-K.

As a result of prior settlements with the Federal Trade Commission (FTC), the Company has agreed to two consent orders which, among other things, require the Company to submit compliance reports to the FTC staff. The Company has submitted the compliance reports as well as additional information requested by the FTC staff. In connection with one of these orders, the Company received a request from the FTC for certain information regarding the Company's infomercials in order to determine whether the Company is in compliance with such order. The Company is cooperating with such request and as of the current date believes itself to be in compliance with the consent orders and other FTC requirements.

As discussed in Note 5 (Subsequent Events) in Part I of this report the Company consummated its acquisition of DirectAmerica on October 25, 1995. As of such date, DirectAmerica was a party to several litigation proceedings. As a result of the Merger, any liability which DirectAmerica may have in connection with such litigation becomes the responsibility of the Company. Although certain of the former shareholders of DirectAmerica have agreed to indemnify the Company against certain of such liabilities, it is not possible to predict with any accuracy what, if any, liability the Company may have in connection with such matters.




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

Item 4:  Submission of Matters to a Vote of Security Holders

The Company held an annual meeting of its stockholders on August 30, 1995. The meeting was held to elect a board of ten directors; to consider and approve (a) a Telemarketing, Production and Post-Production Agreement (the "Telemarketing Agreement") dated April 13, 1995, by and between the Company and ValueVision International, Inc.; and (b) pursuant to the Telemarketing Agreement, the issuance of warrants to purchase up to 500,000 shares of the Company's common stock at a price of $8.865 per share; and (c) the issuance of warrants to purchase an aggregate of 500,000 shares of the Company's common stock at a price of $10.00 per share to lenders who participated in the issuance by the Company of $5 million in principal amount of promissory notes in October 1994. All proposals were approved as follows:

                                                          Against or
                                                For        Withheld      Abstain
                                            ----------    ----------     -------

1.  Election of Directors
     Individual Director Totals:
     David J. Carman ....................   12,885,725       55,296
     Constantinos I. Costalas ...........   12,883,425       57,596
     Albert R. Dowden ...................   12,885,725       55,296
     Michael J. Emmi ....................   12,885,725       55,296
     Frederick S. Hammer ................   12,880,925       60,096
     Mark P. Hershhorn ..................   12,885,425       55,596
     Brian McAdams ......................   12,885,725       55,296
     Jon W. Yoskin II ...................   12,885,725       55,296
     Ira M. Lubert* .....................      191,171        6,250
     Charles L. Andes* ..................      191,171        6,250

2.  Telemarketing Agreement and the
     Issuance of the ValueVision Warrants   10,338,969      140,222       69,793

3.  Issuance of Holder Warrants             10,090,485      225,809      232,690

--------
* The holders of the Company's Series B Convertible Preferred Stock have the right to elect two members of the Company's Board of Directors.


Item 6.  Exhibits and Reports on Form 8-K

(a)      The following exhibits are included herein:

**        2.1    Agreement and Plan of Merger and Reorganization, dated as
                 of October 24, 1995, by and among National Media Corporation,
                 DA Acquisition Corp., DirectAmerica Corporation, California
                 Production Group, Inc. and other parties thereto.

*         4.1    National Media Corporation 1995 Management Incentive Plan.

***       4.2    National Media Corporation Director's Stock Grant Plan.

         10.1 Employment Agreement between Registrant and Brian McAdams dated as of September 27, 1995.

         10.2 Employment Agreement between Registrant and Constantinos I. Costalas dated as of September 27, 1995.

**       10.3    Employment Agreement, dated as of October 24, 1995, by and between DirectAmerica Corporation, a wholly-owned subsidiary of National Media Corporation, and John W. Kirby.

**       10.4    Employment Agreement, dated as of October 24, 1995, by and between DirectAmerica Corporation, a wholly-owned subsidiary of National Media Corporation, and Bruce D. Goodman.

**       10.5    DirectAmerica Employee Bonus Plan.

         11.1    Statement RE:  Computation of Per Share Earnings.

         27.1    Financial Data Schedule


* Incorporated by reference to Registrant's Report on Form S-8 dated July 11, 1995.
** Incorporated by reference to Registrant's Report on Form 8-K dated October 19, 1995.
*** Incorporated by reference to Registrant's Report on Form S-8 dated October 19, 1995.

(b)      The Company filed the following reports of Form 8-K:

         Form 8-K dated September 11, 1995
             Item 5. Other Events - Announcement by the Company that it had reached an agreement to acquire all the issued and outstanding equity ownership of DirectAmerica Corporation and California Production Group, Inc., production companies, for 554,456 share of the Company's common stock.

         Form 8-K dated September 21, 1995
             Item 5. Other Events - Announcement by the Company of its entrance into a revised term sheet with Alexander G. Langer outlining the revised terms of the acquisition by the Company of all the issued and outstanding stock of United Brands International Corp. ("UBI") and Langer Technologies, Inc. ("LTI"). UBI and LTI own all the assets related to the "Flying Lure" fishing lure business.

         Form 8-K dated October 19, 1995
             Item 2. Acquisition or Disposition of Assets - Announcement by the Company of the following: its acquisition of Direct America Corporation ("DA") and California Production Group, Inc. ("CPG"); employment agreements with the two key executives of DA and CPG; and formation of the Direct America Employee Bonus Plan. It was impractical for the Company to provide the required financial statements and pro forma financial information relating to the Merger at the time of the filing of this report. The Company undertakes to file such information as an amendment to the Form 8-K as soon as practical after the date thereof, but in no event later than sixty (60) day from the date by which the report on Form 8-K was required to be filed.

             Item 5. Other Matters - Announcement by the Company of its entrance into a letter of intent to acquire Positive Response Television, Inc. ("PRTV") and its subsidiaries. Under the terms of the agreement PRTV shareholders will receive .524 shares of the Company's common stock for each share of PRTV stock they own.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 NATIONAL MEDIA CORPORATION
                                 Registrant



Date:    November 13, 1995       /s/ Mark P. Hershhorn
                                 -----------------------------------------------
                                 Mark P. Hershhorn
                                 President, Chief Executive Officer and Director





Date:    November 13, 1995       /s/ Constantinos I. Costalas
                                 -----------------------------------------------
                                 Constantinos I. Costalas
                                 Vice Chairman of the Board, Principal Financial
                                 Officer and Director

                                Index to Exhibits



Exhibit No.

10.1 Employment Agreement between Registrant and Brian McAdams dated as of September 27, 1995.

10.2 Employment Agreement between Registrant and Constantinos I. Costalas dated as of September 27, 1995.

11.1  Statement RE: Computation of Per Share Earnings.

27.1  Financial Data Schedule