Form 10-Q
period 1995-12-31
NATIONAL MEDIA CORP
filed 1996-02-14
CIK 70412

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(MARK ONE)

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the period ended December 31, 1995

                                       OR

| |      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to               .

Commission File Number 1-6715

                           NATIONAL MEDIA CORPORATION
--------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)



            Delaware                                     13-2658741
--------------------------------------------------------------------------------
   (State or jurisdiction of                (I.R.S. Employer Identification No.)
 incorporation or organization)



                   1700 Walnut Street, Philadelphia, PA 19103
--------------------------------------------------------------------------------
              (Address of principal executive officers) (Zip Code)


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


Yes    |X|          No     | |


There were 15,865,719 issued and outstanding shares of the registrant's common stock, par value $.01 per share, at December 31, 1995. In addition there were 686,710 shares of treasury stock as of such date.

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES

                                      INDEX

                                                                           Page

Facing Sheet .................................................................1

Index.........................................................................2

Part I.  Financial Information

         Item 1.  Financial Statements (unaudited)
                  Condensed Consolidated Balance Sheets at
                    December 31, 1995 and March 31, 1995......................3

                  Condensed Consolidated Statements of Operations
                    Three months ended December 31, 1995 and 1994.............4

                  Condensed Consolidated Statements of Operations
                    Nine months ended December 31, 1995 and 1994..............5

                  Condensed Consolidated Statements of Cash Flows
                    Nine months ended December 31, 1995 and 1994..............6

                  Notes to Condensed Consolidated Financial Statements........7

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations............11


Part II. Other Information

         Item 1.  Legal Proceedings .........................................16

         Item 6.  Exhibits and Reports on Form 8-K...........................17

Signatures...................................................................18

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
          (In thousands, except number of shares and per share amounts)


                                                                           December 31,                 March 31,
                                                                              1995                        1995
                                                                           ------------                 ---------
                                                                           (Unaudited)              (See Note Below)
Current Assets:
   Cash and cash equivalents........................................       $  13,611                    $  13,467
   Accounts receivable (net) .......................................          24,730                       14,344
   Inventories .....................................................          19,869                       15,387
   Prepaid media ...................................................           2,076                        2,660
   Prepaid show production .........................................           4,550                        3,463
   Deferred costs ..................................................           2,554                        1,820
   Prepaid expenses and other assets ...............................           2,222                        1,228
   Deferred income taxes ...........................................           1,998                        1,782
                                                                         -----------                  -----------
     Total current assets ..........................................          71,610                       54,151

Property and equipment (net) .......................................           5,624                        4,413
Excess of cost over net assets of acquired businesses
 and other intangible assets (net) .................................          14,385                        4,659
Other assets .......................................................           1,691                          920
                                                                         -----------                  -----------
     Total assets ..................................................       $  93,310                    $  64,143
                                                                         ===========                  ===========

Current liabilities:
   Accounts payable ................................................       $  12,551                    $  12,093
   Accrued expenses ................................................          21,984                       17,786
   Deferred revenue ................................................             490                          279
   Income taxes payable ............................................           1,897                          300
   Deferred income taxes ...........................................           2,132                        1,428
   Current portion of long-term debt and capital lease
     obligations....................................................             717                          184
                                                                         -----------                  -----------
     Total current liabilities .....................................          39,771                       32,070

Long-term debt and capital lease obligations .......................           4,118                        3,613
Deferred income taxes ..............................................             354                          354
Other liabilities ..................................................           2,097                        1,481

Shareholders' equity:
   Preferred stock, $.01 par value; authorized 10,000,000 shares;
     issued 170,625 and 255,796 shares of Series B convertible
     preferred stock (liquidation preference of $6,825 and $10,232),
     respectively ..................................................               2                            3
   Common stock, $.01 par value; authorized 50,000,000 shares;
     issued 16,552,429 and 14,879,542 shares, respectively .........             172                          149
   Additional paid-in capital ......................................          43,426                       31,877
   Retained earnings ...............................................          10,669                          (10)
   Treasury stock, 686,710 shares at cost ..........................          (3,791)                      (3,791)
   Notes receivable, directors, officers, employees, consultants
     and others ....................................................            (674)                      (1,868)
   Foreign currency translation adjustment .........................          (2,834)                         265
                                                                         -----------                  -----------
     Total shareholders' equity ....................................          46,970                       26,625
                                                                         -----------                  -----------
     Total liabilities and shareholders' equity ....................       $  93,310                    $  64,143
                                                                         ===========                  ===========

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

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

          (In thousands, except number of shares and per share amounts)

                                                    Three months ended
                                                        December 31,
                                                 -------------------------
                                                     1995           1994
                                                 -----------   -----------

Revenues:
   Product sales .............................   $    67,192   $    39,544
   Retail royalties ..........................         1,085           976
   Sales commissions and other revenues ......            76           734
                                                 -----------   -----------
     Net revenues ............................        68,353        41,254

Operating costs and expenses:
   Media purchases ...........................        19,602        11,754
   Direct costs ..............................        34,378        23,219
   Selling, general and administrative .......         8,318         4,673
   Unusual charges ...........................           -0-         1,192
   Interest expense ..........................           246           181
                                                 -----------   -----------
     Total operating costs and expenses ......        62,544        41,019
                                                 -----------   -----------
Income before income taxes ...................         5,809           235
Income taxes .................................           877           -0-
                                                 -----------   -----------

Net income ...................................   $     4,932   $       235
                                                 ===========   ===========

Income per common and common equivalent share:
   Primary ...................................   $       .21   $       .02
                                                 ===========   ===========

   Fully-diluted .............................   $       .20   $       .02
                                                 ===========   ===========


Weighted average number of common and common
equivalent shares outstanding:
   Primary ...................................    23,781,000    14,815,000
                                                 ===========   ===========

   Fully-diluted .............................    24,414,000    14,815,000
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

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

          (In thousands, except number of shares and per share amounts)

                                                              Nine months ended
                                                                 December 31,
                                                        ---------------------------
                                                             1995          1994
                                                        ------------   ------------
Revenues:
   Product sales ....................................   $    187,163   $    113,763
   Retail royalties .................................          3,443          4,454
   Sales commissions and other revenues .............            400          1,969
                                                        ------------   ------------
     Net revenues ...................................        191,006        120,186

Operating costs and expenses:
   Media purchases ..................................         57,557         36,355
   Direct costs .....................................         98,025         65,876
   Selling, general and administrative ..............         22,042         14,513
   Severance expense for former Chairman and Chief
     Executive Officer ..............................            -0-          2,650
   Unusual charges ..................................            -0-          1,768
   Interest expense .................................            719            410
                                                        ------------   ------------
     Total operating costs and expenses .............        178,343        121,572
                                                        ------------   ------------
Income (loss) before income taxes ...................         12,663         (1,386)
Income taxes ........................................          1,984            -0-
                                                        ------------   ------------
Net income (loss) ...................................   $     10,679   $     (1,386)
                                                        ============   ============

Income (loss) per common and common equivalent share:
   Primary ..........................................   $        .49   $      (0.10)
                                                        ============   ============
   Fully-diluted ....................................   $        .45   $      (0.10)
                                                        ============   ============


Weighted average number of common and common
  equivalent shares outstanding:
   Primary ..........................................     22,780,000     13,969,000
                                                        ============   ============

   Fully-diluted ....................................     23,759,000     13,969,000
                                                        ============   ============

            See notes to condensed consolidated financial statements.

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                (In thousands)

                                                              Nine months ended
                                                                 December 31,
                                                             --------------------
                                                                1995       1994
                                                             --------    --------
Cash flows from operating activities:
   Net income (loss) .....................................   $ 10,679    $ (1,386)
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
        Depreciation and amortization ....................      1,396       1,203
        Changes in operating assets and liabilities net of
           effects from acquisitions .....................    (12,523)     (1,347)
        Other ............................................         (7)        446
                                                             --------    --------
Net cash used in operating activities ....................       (455)     (1,084)

Cash flows from investing activities:
   Additions to property and equipment ...................     (2,156)       (671)
   Cost of companies acquired, net of cash acquired ......       (897)        -0-
                                                             --------    --------
Net cash used in investing activities ....................     (3,053)       (671)

Cash flows from financing activities:
   Net proceeds from issuance of investment units ........        -0-       9,628
   Payments on long-term debt ............................       (132)       (909)
   Proceeds from borrowings ..............................        -0-       5,000
   Net repayments under lines of credit ..................        -0-      (3,819)
   Exercise of stock options and warrants ................      2,958         240
   Payments received on notes receivable .................      1,719         492
                                                             --------    --------
Net cash provided by financing activities ................      4,545      10,632

Effect of exchange rate changes on cash and cash
 equivalents .............................................      (893)        214
                                                             --------    --------

Net increase in cash and cash equivalents ................        144       9,091
Cash and cash equivalents at beginning of period .........     13,467       1,595
                                                             --------    --------
Cash and cash equivalents at end of period ...............   $ 13,611    $ 10,686
                                                             ========    ========


            See notes to condensed consolidated financial statements.

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                                December 31, 1995

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ending March 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1995.

2.   Per Share Amounts

Income (loss) per share amounts have been computed based upon the weighted average number of common shares and dilutive common equivalent shares (stock options, warrants, and preferred stock) outstanding using the "if converted method".

3.   Unusual Charges

The unusual charges of $1,192,000 for the three months ended December 31, 1994 consisted of costs related to the settlement of various litigation.

The nine months ended December 31, 1994 included unusual charges of $1,768,000 comprised of costs associated with the terminated ValueVision tender offer, referred to in Note 4 below, and costs related to the settlement of various litigation.

4.   Contingent Matters

Terminated Tender Offer and Merger Agreement with ValueVision International,
Inc.

On April 22, 1994, the Company filed suit in federal court against ValueVision International, Inc. ("ValueVision") alleging that ValueVision had wrongfully terminated its tender offer to acquire the Company. In May 1994, ValueVision answered the Company's complaint and set forth various counterclaims. On April 17, 1995, the Company, ValueVision, and all other parties to this litigation entered into a settlement agreement, pursuant to which the parties agreed to dismiss with prejudice all claims and counterclaims. In connection with the settlement agreement, the Company and ValueVision executed a Telemarketing, Production and Post-Production Agreement (the "Telemarketing Agreement") and a Joint Venture Agreement. The settlement agreement became effective upon receipt of shareholder approval at the Company's August 30, 1995 annual meeting.

Pursuant to the Telemarketing Agreement, ValueVision is obligated to provide to the Company, over a three-year period, inbound telephone call-taking services at favorable rates. ValueVision is also obligated to provide to the Company certain production and post-production services. As additional consideration for the services to be provided by ValueVision under the Telemarketing Agreement, the Company granted to ValueVision warrants (the "Warrants") to purchase up to 500,000 shares of the Company's common stock at a price of $8.865 per share (subject to adjustment pursuant to the antidilution provisions of the Warrants). This price was based on a premium over the average 20-day market value of the Company's common stock prior to the date of settlement. The Warrants will vest with respect to an equal number of shares on each of the thirteen-month, 2-year and 3-year anniversaries of the Effective Date (as defined below) provided that ValueVision satisfies certain conditions. The Warrants will expire on the tenth anniversary of the Effective Date.

The Telemarketing Agreement became effective on November 24, 1995 (the "Effective Date").

The issuance of the Warrants to ValueVision required the prior consent of the holders (the "Noteholders") of the Company's promissory notes issued pursuant to that certain Note and Warrant Purchase Agreement, dated October 19, 1994. As an inducement to the Noteholders to permit the issuance of the Warrants, the Company agreed to issue the Noteholders warrants (the "Waiver Warrants") to purchase 500,000 shares of the Company's common stock at a price of $10.00 per share (subject to adjustment pursuant to the antidilution provisions of the Waiver Warrants). The issuance of the Waiver Warrants was approved by the Company's stockholders at the Company's annual meeting held on August 30, 1995. The Waiver Warrants were issued on the Effective Date and expire on December 1, 1996.

Shareholders' Delaware and LaChance and Effron and Cohen Class Actions

In 1994, class action lawsuits were filed in Federal Court and in Delaware Chancery Court against the Company and certain of its present and former officers and directors in connection with the ValueVision tender offer matters referred to above. On April 17, 1995, the Company and other parties to the litigation entered into agreements in principal to settle these actions providing for cash payments of $1.5 million, 75% of which will be paid by the Company's insurer. The Company's financial statements for the year ended March 31, 1995 included a charge of $375,000 for its portion of the settlement. Consummation of these settlements is subject, among other things, to the final approval of the court. The Company is currently in the process of obtaining such approval.

Consumer Product Safety Commission Investigation

On February 24, 1994, the staff of the Consumer Product Safety Commission (CPSC) notified the Company that it had made a preliminary determination that a particular model of the Company's Juice Tiger(R) product presents a "substantial product hazard" under the Consumer Product Safety Act. The CPSC staff requested the Company to take voluntary corrective action to ameliorate such alleged product hazard. While the Company has disputed that the model in question presents a substantial product hazard, the Company and the CPSC staff are presently discussing the form and nature of voluntary action proposed by the Company to assuage the CPSC staff's concerns. The CPSC staff has also indicated that, upon agreement on the implementation of a corrective action plan, it may investigate and assess whether the Company failed to comply with reporting requirements under the Consumer Product Safety Act such as to warrant imposition of a civil penalty. Management believes that this issue may be resolved in the near future and that the cost of implementing any such corrective action plan and the amount of any such civil penalty, alone or together, will not have a material adverse effect on the Company's results of operations and financial conditions.

Campbell v. National Media Corporation

In July 1994, a former officer of the Company filed a complaint in federal court against the Company and its former Chairman and Chief Executive Officer containing various allegations. The former officer sought to recover compensatory and punitive damages and to rescind all debts owed to the Company by him. The parties reached a confidential settlement of the action in November 1995 and the court dismissed the case with prejudice. The definitive settlement did not have a material adverse effect on the financial position or results of operations of the Company.

5.   Acquisitions

On October 25, 1995, the Company completed the acquisition of all of the issued and outstanding capital stock of DirectAmerica Corporation and California Production Group, Inc. (collectively, "Direct America") for 554,456 shares of the Company's common stock valued at $7.0 million as of the date the parties reached agreement on the transaction. The Company may be required to issue additional shares of common stock to the shareholders of DirectAmerica if royalties from sales of products for which DirectAmerica produced infomercials exceed $5.0 million. The acquisition was accounted for as a purchase and is included in the Company's financial statements from the date of acquisition.
A total of $8.5 million in assets were acquired and included excess of cost over acquired assets of $7.6 million, which is being amortized over 20 years.

Had this purchase been made at April 1, 1994, pro forma unaudited condensed results from operations would have been as follows: (in thousands, except per share data)

                                                     Nine Months Ended
                                                       December 31,
                                              1995                    1994
                                              ----                    ----
     Net Revenues ....................     $191,870                 $120,320
     Net Income (loss)................       10,958                   (1,228)
     Primary Income (loss) per share .     $    .48                 $   (.09)

These pro forma amounts do not give effect to any contigent shares of the Company's common stock which may be issued to the shareholders of DirectAmerica if certain revenue levels are achieved.

On October 16, 1995, the Company completed the purchase of assets related to the "Flying Lure" business from United Brands International Corp. and Langer Technologies, Inc. The purchase price of $1.9 million included $1.0 million payable in cash and a two year promissory note bearing interest at 9.0% in the principal amount of $.9 million. In addition, the Company agreed to pay $596,000 over three years for a covenant not to compete. The Company may be required to make additional payments of up to $6.0 million if worldwide sales of "Flying Lure" products exceed certain targeted levels. Total assets acquired, principally the brand name and product rights, non-compete and product development talent, were approximately $2.5 million. These amounts are included in excess of cost over net assets of acquired businesses and other intangible assets.

6.   Debt

On November 28, 1995, the Company entered into a Loan and Security Agreement (the "Agreement") with a bank pursuant to which it obtained a $5.0 million revolving line of credit (the "Line") secured by a first priority security interest and lien upon all of the Company's (and its subsidiaries') assets and a pledge of a certificate of a deposit in the amount of $1,000,000. The line of credit will be available until September 30, 1996 at which time its continuation will be considered.

Interest on cash advances under the Line will accrue at varying rates based, at the Company's option, on the bank's national commercial rate, the London Interbank Offering Rate (LIBOR) plus 1.0% or for outstandings up to a maximum amount of $1,000,000, a rate of 1.0% over the bank's certificate of deposit rate. The agreement requires the Company to pay an annual fee of .5% on the unused portion of the line and maintain an average quarterly compensating balance of $2.5 million subject to a .25% deficiency fee. Advances under the Line are limited to 70% of qualified domestic receivables, 30% of domestic inventory with a $1.5 million maximum cap and 20% of prepaid media. At December 31, 1995, there were no borrowings outstanding under this facility, however, $2.1 million of the line was used for the issuance of letters of credit.

In connection with the Agreement, the terms of the Company's existing term loan with the same bank were modified to provide for annual payments of $1.0 million commencing December 1, 1996 with the remaining balance due September 30, 1999 and the elimination of the guarantee of the original investor under that certain Note and Warrant Purchase Agreement dated October 19, 1994. Under the Agreement, the Company is subject to certain restrictions and must comply with covenants including the maintenance of specific financial ratios.

7.   Subsequent Events

On January 17, 1996, the Company signed a definitive Agreement and Plan of Merger and Reorganization (the "Merger Agreement") with Positive Response Television, Inc. ("PRTV"), pursuant to which PRTV will be merged with and into a subsidiary of the Company (the "Merger"). PRTV is a publicly traded direct marketing company and a producer of infomercials.

Pursuant to the terms of the Merger Agreement, each outstanding share of common stock of PRTV (other than, in limited circumstances, shares as to which dissenters' rights of appraisal have been perfected and except for those shares held in the treasury of PRTV) will be converted into the right to receive a maximum of .5239 shares of the Company's common stock, less a pro rata portion of any Reduction Amount (as defined below). The Reduction Amount is defined as that number of shares of the Company's common stock equal to (x) two, multiplied by (y) the amount, if any, by which the Minimum Shareholders' Equity (as defined below) exceeds PRTV's shareholders' equity as of December 31, 1995 (subject to adjustment for any material changes thereto which occur after such date and subject to reduction for certain agreed upon balance sheet items), divided by
(z) $14.125. For purposes of the Merger Agreement, "Minimum Shareholders' Equity" is defined as $13,000,000, less the amount of all costs incurred by PRTV directly in connection with the Merger and given effect in PRTV's financial statements. The Merger Agreement also provides that, under certain circumstances, a number of shares of the Company's common stock equal in dollar value (based upon a price of $14.125 per share of the Company's common stock) to certain of PRTV's balance sheet items and otherwise issuable, on a pro rata basis, to the shareholders of PRTV will be held in escrow and will be deliverable out of escrow, if at all within approximately 18 months after the anticipated date of closing, only upon the realization of the value of such items and the satisfaction of certain conditions set forth in the Merger Agreement and an Escrow Agreement to be entered into pursuant thereto. The acquisition will be accounted for using the purchase method.

Consummation of the Merger is subject to the satisfaction of a number of conditions, including the approval of PRTV's shareholders. It is presently anticipated that the Merger will be consummated during the first quarter of the Company's 1997 fiscal year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company is engaged in the direct marketing of consumer products, primarily through the use of infomercials, in both the domestic and international marketplaces. The Company continually attempts to introduce and sell new products. The Company continues to diversify and expand its product offerings. The Company has historically been dependent on its most successful products to generate a significant portion of its net revenue. The Company's diversification efforts are designed to reduce the risk associated with relying on a limited number of successful products for a disproportionate amount of its revenues. Such efforts include the expansion of its presence in the international marketplace, thereby creating new markets for its products, and joining forces with strategic partners to increase its product base. International expansion has resulted in an increasing percentage of the Company's revenues being generated from the international infomercial marketplace. As the Company enters new markets overseas, it is able to air shows from its existing library, thus reducing its dependence on new products and new show productions. The Company takes advantage of the product awareness created by its infomercials by extending the sales life of its infomercial products through non-infomercial distribution channels, such as retail arrangements and by entering into agreements with manufacturers of consumer products in which the Company's strategic partners supply new products and retail distribution channels for product sales.


Results of Operations

The following table sets forth the operating data of the Company as a percentage of net revenues for the periods indicated below:


                                                                 Three Months Ended                      Nine Months Ended
                                                                    December 31,                            December 31,
                                                                    ------------                            ------------
                                                               1995              1994                   1995                1994
                                                               ----              ----                   ----                ----
Statement of Operations Data:
  Net revenues ....................................          100.0%            100.0%                 100.0%              100.0%

Operating costs and expenses:
    Media Purchases ...............................            28.7              28.5                   30.1                30.3
    Direct costs ..................................            50.3              56.3                   51.3                54.8
    Selling, general and administrative ...........            12.1              11.3                   11.6                12.1
    Severance expense for former Chairman
       and Chief Executive Officer ................             -0-               -0-                    -0-                 2.2
    Unusual charges ...............................             -0-               2.9                    -0-                 1.5
    Interest expense ..............................              .4                .4                     .4                  .3
                                                     ----------------------------------      -------------------------------------
Total operating costs and expenses ................            91.5              99.4                   93.4               101.2
                                                     ----------------------------------      -------------------------------------

Income (loss) before income taxes .................             8.5                .6                    6.6               (1.2)
                                                     ----------------------------------      -------------------------------------

Net income (loss) .................................            7.2%               .6%                   5.6%              (1.2)%
                                                     ==================================      =====================================


Three months ended December 31, 1995 compared to three months ended December 31, 1994

Net revenues

Net revenues were $68.4 million for the three months ended December 31, 1995 as compared to $41.3 million for the three months ended December 31, 1994, an increase of $27.1 million or 65.6%.

Domestic net revenues. Domestic net revenues were $27.2 million for the three months ended December 31, 1995 as compared to $20.7 million for the three months ended December 31, 1994, an increase of $6.5 million or 31.4%. Approximately 32.3% and 18.2% of the Company's domestic net revenues for the three months ended December 31, 1995 were generated from sales of Regal's Royal Diamond Cookware and the Ionic Toothbrush, respectively.

Foreign net revenues. Foreign net revenues were $41.2 million for the three months ended December 31, 1995 as compared to $20.6 million for the three months ended December 31, 1994, an increase of $20.6 million or 100%. The growth was a result of the significant expansion of the Company's operations in the Asian marketplace and the continued growth of the Company's European operations.

Operating costs

Total operating costs and expenses were $62.5 million for the three months ended December 31, 1995 as compared to $41.0 million for the three months ended December 31, 1994, an increase of $21.5 million or 52.4%.

Media purchases

Media purchases were $19.6 million (net of $3.6 million in media sales) for the three months ended December 31, 1995 as compared to $11.8 million (net of $4.1 million in media sales) for the three months ended December 31, 1994, an increase of $7.8 million or 66.1%. The increase was directly attributable to the growth in sales. The ratio of media purchases to net revenues increased slightly from 28.5% in the three months ended December 31, 1994 to 28.7% in the three months ended December 31, 1995.

Direct costs

Direct costs consist of the cost of materials, freight, infomercial production, commissions and royalties, fulfillment, inbound telemarketing, credit card authorization, and warehousing. Direct costs were $34.4 million for the three months ended December 31, 1995 as compared to $23.2 million for the three months ended December 31, 1994, an increase of $11.2 million or 48.3%. This is reflective of the 65.6% increase in net revenues during the three months ended December 31, 1995 as compared to the three months ended December 31, 1994. The ratio of direct costs to net revenues decreased from 56.3% in the three months ended December 31, 1994 to 50.3% in the three months ended December 31, 1995. The decline in direct costs as a percentage of revenues reflects the Company's continued efforts to lower its costs and become a more efficient operator.

Selling, general and administrative

Selling, general and administrative expenses increased approximately 76.6% from $4.7 million for the three months ended December 31, 1994 to $8.3 million for the three months ended December 31, 1995, primarily due to costs associated with domestic and international expansion. Selling, general and administrative expenses as a percentage of net revenues increased from 11.3% for the three months ended December 31, 1994 to 12.1% for the three months ended December 31, 1995.

Unusual charges

The Company experienced $1.2 million of unusual charges in the three months ended December 31, 1994 which related to the settlement of various litigation.

Interest expense

Interest expense was $246,000 for the three months ended December 31, 1995 as compared to $181,000 for the three months ended December 31, 1994. This increase was due to an increase in the Company's average outstanding debt balance as well as $90,000 of amortization related to the discount on the Company's $5.0 million term loan.

Income taxes

The Company's effective tax rate was 15.1% for the three months ended December 31, 1995. The effective tax rate of 0% for the three months ended December 31, 1994 was a result of the Company's low net income position.

Nine months ended December 31, 1995 compared to Nine months ended December 31, 1994

Net revenues

Net revenues were $191 million for the nine months ended December 31, 1995 as compared to $120.2 million for the nine months ended December 31, 1994, an increase of $70.8 million or 58.9%.

Domestic net revenues. Domestic net revenues were $78.3 million for the nine months ended December 31, 1995 as compared to $71.8 million for the nine months ended December 31, 1994, an increase of $6.5 million or 9.1%. Approximately 31.4% and 19.3% of the Company's domestic net revenues for the nine months ended December 31, 1995 were generated from sales of the E-Force and Regal's Royal Diamond Cookware, respectively. Non-infomercial net revenue decreased by $1.5 million, primarily due to a decrease in royalty revenues and sales commissions.

Foreign net revenues. Foreign net revenues were $112.7 million for the nine months ended December 31, 1995 as compared to $48.4 million for the nine months ended December 31, 1994, an increase of $64.3 million or 132.9%. This increase was primarily a result of the current period including nine months of revenues generated in the Asian marketplace, as compared to the prior period which contained only five full months of revenues generated in the Asian marketplace, as well as the continued growth in Asian sales. The Company initially began airing its infomercials in the Asian marketplace in late July 1994. European sales also increased from the prior period. The current nine month period also benefited from the Company's acquisition and utilization of additional air time in Europe and Asia.

Operating costs

Total operating costs and expenses were $178.3 million for the nine months ended December 31, 1995 as compared to $121.6 million for the nine months ended December 31, 1994, an increase of $56.7 million or 46.6%.

Media purchases

Media purchases were $57.6 million (net of $11.6 million in media sales) for the nine months ended December 31, 1995 as compared to $36.4 million (net of $10.3 million in media sales) for the nine months ended December 31, 1994, an increase of $21.2 million or 58.2%. The increase was directly attributable to the growth in sales. The ratio of media purchases to net revenues decreased from 30.3% in the nine months ended December 31, 1994 to 30.1% in the nine months ended December 31, 1995.

Direct costs

Direct costs were $98.0 million for the nine months ended December 31, 1995 as compared to $65.9 million for the nine months ended December 31, 1994, an increase of $32.1 million or 48.7%. This is reflective of the 58.9% increase in net revenues during the nine months ended December 31, 1995 as compared to the nine months ended December 31, 1994. The ratio of direct costs to net revenues decreased from 54.8% in the nine months ended December 31, 1994 to 51.3% in the nine months ended December 31, 1995, reflecting the Company's continued efforts to lower its costs and become more efficient.

Selling, general and administrative

Selling, general and administrative expenses increased from $14.5 million for the nine months ended December 31, 1994 to $22.0 million for the nine months ended December 31, 1995, primarily due to costs associated with domestic and international expansion. Selling, general and administrative expenses as a percentage of net revenues decreased from 12.1% for the nine months ended December 31, 1994 to 11.6% for the nine months ended December 31, 1995.

Severance Expense for former Chairman and Chief Executive Officer

Severance expense of $2.65 million in the nine months ended December 31, 1994 related to the resignation of the Company's former Chairman and Chief Executive Officer.

Unusual charges

The nine months ended December 31, 1994 included unusual charges of $1.8 million, comprised of costs associated with the terminated ValueVision tender offer and agreement of merger and costs associated with the settlement of various litigation.

Interest expense

Interest expense was $719,000 for the nine months ended December 31, 1995 as compared to $410,000 for the nine months ended December 31, 1994, an increase of 75.4%. This increase was due to an increase in the Company's average outstanding debt balance as well as $270,000 of amortization related to the discount on the Company's $5.0 million term loan.

Income taxes

The Company' effective tax rate for the nine months ended December 31, 1995 was 15.7%. The effective tax rate of 0% for the nine months ended December 31, 1994 was a result of the Company's loss position.

Liquidity and Capital Resources

The Company's working capital was $31.8 million at December 31, 1995 compared to $22.1 million at March 31, 1995, an increase of $9.7 million. This was principally due to an increase in accounts receivable and inventory associated with the Company's increased sales volume and with the Company's domestic and international expansion.

Cash flow used in operations was $455,000 for the nine months ended December 31, 1995 as compared to $1.1 million in the comparable period of the prior year. The $12.1 million increase in net income for the period was offset by the aforementioned increase in working capital accounts. The Company expects that available cash, cash from operations and its existing credit facility will be sufficient to meet its normal operating requirements for the near term. The Company intends to continue to pursue acquisition and expansion opportunities as they may arise. In connection with such situations, it may be necessary to pursue sources of funding of such transactions outside of the Company's existing sources.

In November 1995, the Company obtained a $5.0 revolving line of credit (the "Line") increasing its credit facility to $10.0 million. The Line will primarily be used for working capital purposes, including the issuance of letters of credit. At December 31, 1995 the Company had letters of credit outstanding in the amount of $2.1 million. As part of this agreement, the Company agreed to make annual payments of $1.0 million commencing December 1, 1996 on its term loan due September 30, 1999. In addition, the bank released the guarantee of the original investors on the term loan under the October 1994 Note and Warrant Purchase Agreement thus initiating the 12 month exercise period on warrants to purchase 500,000 shares of the Company's common stock at $10.00 per share held by such former guarantors.

In February 1996, the Company received a capital infusion of approximately $2.3 million from the exercise of previously issued stock options and the repayment of existing loans by certain executive officers. This infusion of capital will be utilized to continue the Company's global expansion.

The pending PRTV acquisition, if consummated, is not expected to have a material adverse effect on the Company's liquidity and/or capital resources.

Part II.  Other Information

Item 1.  Legal Proceedings

The information contained in Note 4 (Contingent Matters) to the Condensed Consolidated Financial Statements in Part I of this report is incorporated herein by reference. All of the matters referred to in Note 4 (Contingent Matters) have been the subject of disclosure in prior reports on Form 10-Q and/or 10-K.

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

As discussed in Note 5 (Acquisitions) in Part I of this report, the Company consummated its acquisition of DirectAmerica on October 25, 1995. As of such date, DirectAmerica was a party to several litigation proceedings. As a result of the Merger, any liability which DirectAmerica may have in connection with such litigation becomes the responsibility of the Company. Although certain of the former shareholders of DirectAmerica have agreed to indemnify the Company against certain of such liabilities, it is not possible to predict with any accuracy what, if any, liability the Company may have in connection with such matters.

Other Matters

The Company in the normal course of its business is a party to litigation relating to trademark and copyright infringement, product liability, contract-related disputes and other actions. It is the Company's policy to vigorously defend all such claims and to enforce its rights in these areas. Except as disclosed herein, the Company does not believe any of these actions, either individually or in the aggregate, will have a material adverse effect on the Company's results of operation or financial condition.

Item 6.  Exhibits and Reports on Form 8-K

(a)      The following exhibits are included herein:

*         2.1    Agreement and Plan of Merger and Reorganization, dated as of
                 January 17, 1996, by and among the Company, PRT Acquisition
                 Corp. and Positive Response Television, Inc.

          4.1 Form of Warrant to Purchase Common Stock of the Company, dated November 24, 1995, issued to ValueVision International, Inc. concerning an aggregate of 500,000 shares at an exercise price of $8.865 per share.

          4.2 Form of Warrants to Purchase Common Stock of the Company, dated November 24, 1995, issued to various persons concerning an aggregate of 500,000 shares at an exercise price of $10.00 per share.

         10.1 Loan and Security Agreement, dated November 28, 1995, by and between the Company, certain of its subsidiaries and Meridian Bank.

         10.2 Allonge, dated November 28, 1995, by the Company and certain of its subsidiaries for the benefit of Meridian Bank.

         11.1    Statement RE:  Computation of Per Share Earnings.

         27.1    Financial Data Schedule.


* Incorporated by reference to Registrant's Current Report on Form 8-K dated January 17, 1996.

(b) The Company filed the following reports on Form 8-K during the three month period ended December 31, 1995.

         Form 8-K dated October 19, 1995

         Item 2.  Acquisition or Disposition of Assets - Announcement by the
                     Company of its acquisition of DirectAmerica; the execution of employment agreements with the two key executives of DirectAmerica; and the formation of the DirectAmerica Employee Bonus Plan. It was impractical for the Company to provide the required financial statements and pro forma financial information relating to the Merger at the time of the filing of this report. The Company undertook to file such information as an amendment to the Form 8-K as soon as practical after the date thereof, but in no event later than sixty (60) days from the date by which the report on Form 8-K was required to be filed. Such amendment was filed on Form 8-K/A on or about January 6, 1996.

         Item 5.  Other Matters - Announcement by the Company of its entrance into a letter of intent to acquire PRTV.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       NATIONAL MEDIA CORPORATION
                                       Registrant



Date:    February 13, 1996             /s/ Mark P. Hershhorn
                                       ---------------------
                                       Mark P. Hershhorn
                                       President, Chief Executive Officer and
                                       Director





Date:    February 13, 1996             /s/ Constantinos I. Costalas
                                       ----------------------------
                                       Constantinos I. Costalas
                                       Vice Chairman of the Board, Principal
                                       Financial Officer and Director

                                         EXHIBIT INDEX


Exhibit No.

     4.1 Form of Warrant to Purchase Common Stock of the Company, dated November 24, 1995, issued to ValueVision International, Inc. concerning an aggregate of 500,000 shares at an exercise price of $8.865 per share.

     4.2 Form of Warrants to Purchase Common Stock of the Company, dated November 24, 1995, issued to various persons concerning an aggregate of 500,000 shares at an exercise price of $10.00 per share.

    10.1 Loan and Security Agreement, dated November 28, 1995, by and between the Company, certain of its subsidiaries and Meridian Bank.

    10.2 Allonge, dated November 28, 1995, by the Company and certain of its subsidiaries for the benefit of Meridian Bank.

    11.1                   Statement RE: Computation of Per Share Earnings.

    27.1                   Financial Data Schedule.