Form 10-K
period 1996-03-31
NATIONAL MEDIA CORP
filed 1996-06-14
CIK 70412

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             _____________________

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended MARCH 31, 1996
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________________ to ________________________

Commission file number 1-6715

                           NATIONAL MEDIA CORPORATION
             (Exact name of Registrant as specified in its charter)

         DELAWARE                                      13-2658741
(State of other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                  Identification No.)

1700 WALNUT STREET, PHILADELPHIA, PA                      19103
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: 215-772-5000

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class:           Name of each exchange on which registered:
   COMMON STOCK, PAR VALUE                NEW YORK STOCK EXCHANGE
      $.01 PER SHARE                      PHILADELPHIA STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of May 31, 1996 was approximately $321,613,371.*

     There were 19,612,008 issued and outstanding shares of the Registrant's common stock, par value $.01 per share, at May 31, 1996. In addition, there were 686,710 shares of treasury stock as of such date.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement for its 1996 annual meeting of stockholders are incorporated by reference into Parts III and IV of this Annual Report on Form 10-K.

*Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers and directors of the Registrant, without conceding that all such persons are "affiliates" of the Registrant for purposes of the federal securities laws, but including the shares beneficially owned by others listed on the "Security Ownership of Certain Beneficial Owners" table included in Registrant's proxy statement. Based upon a market value per share of $18.625, which was the closing price of the Company's Common Stock on the New York Stock Exchange on May 31, 1996.

===============================================================================

        CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS
             OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report may be deemed to contain "forward-looking" statements. The Company desires to take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of such safe harbor with respect to all of such forward-looking statements. Examples of forward-looking statements include, but are not limited to (a) projections of revenues, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, capital structure and other financial items, (b) statements of plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulating authorities, (c) statements of future economic performance and (d) statements of assumptions underlying other statements and statements about the Company or its business.

The Company's ability to predict projected results or to predict the effect of any legislation or other pending events on the Company's operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this report to carefully consider specific factors, including competition for products, customers and media access; the risks of doing business abroad; the uncertainty of developing or obtaining rights to new products that will be accepted by the market; the limited market life of the Company's products; the effects of government regulations and other factors discussed herein, because such factors in some cases have affected, and in the future (together with other factors) could affect, the ability of the Company to achieve its projected results and may cause actual results to differ materially from those expressed herein.

                                     PART I

ITEM 1.    BUSINESS

National Media is a global leader in the use of direct response transactional television programming, known as infomercials, to market consumer products. National Media is the world's largest publicly held infomercial company making infomercial programming available to more than 260 million households in 60 countries worldwide.

BACKGROUND

The infomercial industry was first developed in the United States after the FCC rescinded its limitations on advertising minutes per hour in 1984, thereby permitting 30-minute blocks of television advertising. The deregulation of the cable television industry and the resulting proliferation of cable channels increased the available media time and led to the growth of the United States infomercial industry. Producers of infomercials combined direct response marketing and retailing principles within a television talk show-type format and purchased media time from cable channels to air their infomercials. After an initial growth period, the industry consolidated through the end of the 1980s. At the same time, increased attention from the FTC and federal and state consumer protection agencies led to greater regulation of the industry and to the development of the National Infomercial Marketing Association as a self-regulatory organization. By the early 1990s, infomercials and home shopping cable channels had become a more accepted forum for obtaining information about products and services and making purchases from home. As the infomercial industry has matured, the variety of products marketed through infomercials has steadily increased. Today, offerings as diverse as car care products and computers are marketed through infomercials.

The development of the international infomercial industry began in Western Europe following the initial industry development in the United States. Quantum Marketing International, which was acquired by the Company in 1991, was one of the pioneers in the international infomercial industry's development, commencing operations in 1990. The industry expanded throughout Europe and then into non-European markets through the early 1990s and continues to expand into other worldwide markets today. Whereas domestically, distribution of products through infomercials is viewed as an alternative to retail, mail order and other means of distribution, in many international markets, distribution through traditional channels is not readily accessible to many consumers. As a result of these factors, the Company believes that it has an opportunity to be a primary distributor of innovative consumer products in the international marketplace.

STRATEGY

National Media's goal is to be recognized as a worldwide leader in direct marketing. Through direct response transactional television programming and integrated consumer marketing techniques, the Company is pursuing a business strategy focusing on: (i) expanding its global presence, (ii) developing and marketing innovative consumer products to enhance its library of infomercial programs and (iii) lowering costs by becoming a fully-integrated provider of consumer product marketing services.

Expand Global Presence.   The Company is continuing its efforts to expand its
position as a worldwide leader in infomercial programming. Through its existing media time and order fulfillment operations, the Company has the ability to deliver infomercial programming and products to over 260 million households worldwide. The Company intends to aggressively increase the number of media outlets it utilizes in new and existing markets through strategic acquisitions and through long-term and other agreements with various network affiliates and cable networks. At present, the Company has ongoing relationships, some of which are long-term, with networks in North America such as America's Talking, BET, CNBC, Discovery, E!, ESPN2, The Family Channel, FX, Home Team Sports, The Learning Channel, Lifetime Television, The Nashville Network, The New Inspirational Network, Product Information Network, SCIFI Channel, TV Food Network and USA Network and, internationally, with satellite channels such as Eurosport, Flextech (Starstream) and The NBC Superchannel. The Company has also acquired the rights to use a twenty-four hour satellite transponder to be utilized by the Company to broadcast its infomercials in Europe.

In addition to increasing media time in existing markets, National Media plans to enter additional geographic markets, including South Africa, mainland China, India and Indonesia. Initial entry into these markets is currently expected by the end of calendar year 1997.

Develop and Market Innovative Products to Enhance Library of Infomercial Programs. The Company continually seeks out the most innovative consumer products which it can market and distribute profitably. The Company has built an in-house product development/marketing department responsible for researching, developing and analyzing products and product ideas. The Company augments its product development activities through strategic relationships with Mitsui & Co., Ltd., one of the world's largest diversified services companies, certain media companies and various third-party manufacturers.

The Company believes that its large library of infomercial programs, together with its extensive international operations and expertise in product sourcing, in-bound telemarketing, order fulfillment and customer service, gives it a significant competitive advantage over others desiring to enter its existing or new markets. While the Company incurs certain initial and ongoing costs in connection with adapting a product and infomercial for specific markets, the primary expenses are incurred when the product/infomercial is first developed for its initial target market. Thus, as the Company obtains sufficient media time in additional markets, it can quickly, efficiently and relatively inexpensively begin selling products in such new markets.

The Company believes that by further expanding its coverage into other parts of the world it will be able to further leverage its library of infomercial programs and associated products by extending the time period during which each product generates revenues and, therefore, the total worldwide revenues for a particular product. At present, the Company's total product/infomercial library available for introduction into each new market consists of over 100 products.

Lower Costs by Becoming a Fully-Integrated Provider of Consumer Product Marketing Services. National Media seeks to be the low-cost provider in the infomercial industry. The Company has created a state of the art order fulfillment system to service its North American operations and is working to more fully integrate its entire worldwide operations. The Company also continues to explore methods to better control each step in the development and life cycle of a product/infomercial and develop its expertise in, and refine its systems with regards to, product sourcing, in-bound telemarketing, order fulfillment and customer service. National Media believes that its current competitive advantages of purchased block media time, multi-country coverage and fully-integrated program production, product sourcing and order fulfillment, as well as the development of new long-term media and marketing partners, provide it with a strong base from which it can continue to lower its costs.

PRODUCT DEVELOPMENT

The Company's product development/marketing department researches and develops new products that may be suited for direct response television marketing and subsequent marketing through non-infomercial distribution channels. The Company's product development staff develops new product ideas from a variety of sources, including inventors, suppliers, trade shows, industry conferences, strategic alliances with manufacturing and consumer product companies and the Company's ongoing review of new developments within its targeted product categories. As a result of the Company's prominence in the infomercial industry, it also receives unsolicited new product proposals from independent third parties. The Company currently reviews over 100 new product proposals per month. That number is expected to increase through the acquisition of Positive Response Television, Inc. ("Positive Response") and as the Company otherwise grows. The evaluation phase of product development generally takes two to eight weeks, depending upon the product being reviewed. During this phase, the Company (i) evaluates the suitability of the product for television demonstration and explanation, (ii) anticipates the perceived value of the product to consumers,
(iii) determines whether an adequate and timely supply of the product can be obtained and (iv) analyzes whether the estimated profitability of the product satisfies the Company's criteria.

During fiscal 1996, the Company acquired the Flying Lure fishing product business, a well-known brand name in the outdoor category. Additionally, in order to develop new products, the Company works closely with certain consumer product companies such as (i) Blue Coral, Inc. and the Media Group (Durable Products) in the car wax and auto care segment, (ii) CSA, Inc. and Venture Aerobic Products, Inc. in the health and fitness product segment and (iii) Regal Ware, Inc. in the housewares segment. A clear advantage of these relationships is that the Company's partner will typically provide research and development support and assume inventory responsibility, thereby reducing the Company's financial risk as well as its working capital requirements.

The Company has continued to devote attention to the development of products specifically targeted at the European and international markets, primarily in the music category. In fiscal 1996, the Company introduced 5 new products for European-developed infomercials and has plans to introduce approximately 5 new products in fiscal 1997. The Company regularly reviews its infomercial library to select those products which it believes will be successful in Europe and/or Asia. With new products, this selection process is usually completed within one year of the introduction of a product domestically. When a product which was initially sold domestically is selected for international distribution, the infomercial is dubbed and product literature is created in the appropriate foreign languages. In addition, a review of the product's and the infomercial's compliance with local laws is completed. The Company then begins airing the infomercial internationally. Typically, infomercials are first aired internationally by the Company in its European markets. While the majority of the Company's infomercials aired internationally have historically originated from its United States operations, the Company also airs infomercials and distributes products of other independent domestic infomercial companies internationally, including four of the industry's other leading infomercial companies (Guthy-Renker Corporation, Inphomation, Inc., the Media Group and Kent and Spiegel). The Company brought 20 new products to market globally during fiscal 1996 and expects to bring approximately 30 new products to market during fiscal 1997.

The Company obtains the rights to new products created by third parties through various licensing arrangements generally involving royalties related to sales of the product. The amount of the royalty is negotiated and generally depends upon the level of involvement of the third party in the development and marketing of the product. The Company generally pays the smallest royalty to a third party that only provides a product concept. A somewhat higher royalty is paid to a third party that has fully developed and manufactured a product. The Company also obtains the rights to sell products which have already been developed, manufactured and marketed through infomercials produced by other companies. In such cases, the Company generally pays a higher royalty rate to the third party because of the relatively small amount of the Company's resources required to develop the product. The Company generally seeks exclusive worldwide rights to all products in all means of distribution. In some cases, the Company does not obtain all marketing and distribution rights, but seeks to receive a royalty on sales made by the licensor pursuant to the rights retained by the licensor.

INFOMERCIAL DEVELOPMENT AND TEST MARKETING

Once the Company decides to bring a product to market, it arranges for the production of a 30-minute infomercial that will provide in-depth demonstrations and explanations of the product. The Company attempts to present a product in an entertaining and informative manner utilizing a variety of program formats,
including live talk shows and live paid studio audience programs.   The
Company's infomercials are currently produced in-house or by independent production companies with experience in the Company's product categories in the United States and other countries. The acquisition of Positive Response will enhance the Company's internal capability to produce a substantial number of infomercials in the future. The production of an infomercial generally takes approximately 8 to 16 weeks to complete, at a cost typically ranging from $150,000 to $300,000 per infomercial. In addition, producers, hosts and spokespersons generally receive fees based upon sales of the product.

Following completion of the production of an infomercial, the program is then tested in the United States in specific time slots on both national cable networks and targeted broadcast stations. If a show achieves acceptable results in the market tests, it is generally aired on a rapidly increasing schedule on cable networks and broadcast channels. During this initial phase, the Company may modify the creative presentation of the infomercial and/or the retail pricing, depending upon viewer response. After the initial marketing phase, the Company may adjust the frequency of a program's airings to achieve a schedule of programs that it believes maximizes the profitability of all of the Company's products being marketed through infomercial programming at a given time. In general, the Company airs each infomercial domestically for 4 to 10 months or more, after which the potential may exist for international airings which may range from 12 to 24 months, or longer in some instances.

The Company believes that it has the largest library of infomercials and associated products in the world. As of March 31, 1996, the Company's library included over 100 infomercials and products. The Company believes that this library is a significant asset when it negotiates to gain access to media time, particularly in new markets.

MEDIA ACCESS

An important part of the Company's ability to successfully market products is its access to media time. The Company's infomercial programming is presently available to more than 260 million households in 60 countries worldwide, including Argentina, Australia, Austria, the Benelux countries, Brazil, Canada, Denmark, Ecuador, most Eastern European countries, Finland, France, Germany, Greece, Ireland, Italy, Japan, Mexico, certain Middle Eastern countries, New Zealand, Norway, Peru, Portugal, Russia, Singapore, Spain, certain South American countries, Sweden, Switzerland, Taiwan, Turkey, the United Kingdom and the United States. The Company has current plans to open new markets in South Africa, mainland China, India and Indonesia by calendar year end 1997.

At present, the Company utilizes approximately 1000 hours of cable and broadcast television time per week in the United States and in excess of 650 hours per week internationally, most of which is satellite and terrestrial broadcast time, to air its infomercials. For the most part, cable broadcast technology is not as prevalent internationally as it is in North America. The Company believes that a large and productive inventory of media time is necessary to maintain a competitive advantage and allows the Company to maximize the revenue-producing potential from its library of infomercials. Historically, approximately one-half of the Company's cable air time in the United States and over two-thirds of the Company's satellite and terrestrial air time internationally has been purchased under long-term contracts that provide for specific time slots over the life of the respective contracts.

Domestic. Domestically, the Company purchases most of its cable television time directly from cable networks and their respective media representatives, and presently has commitments for cable television time slots for periods ranging from one month to four years. Such commitments for cable television access are generally longer in duration than broadcast television time, which is often purchased on an "as available" basis. These cable networks presently include:
America's Talking, BET, CNBC, Discovery, E!, ESPN2, The Family Channel, FX, Home Team Sports, The Learning Channel, Lifetime Television, The Nashville Network, The New Inspirational Network, Product Information Network, SCIFI Channel, TV Food Network and USA Network. The Company believes that at least one of the above networks is carried by every local cable system carrier throughout the United States.

In addition to domestic air time purchased on cable networks, the Company also purchases broadcast television time from network affiliates and independent stations. Broadcast television time segments are purchased primarily in 30-minute spots. The Company also purchases 60 and 120-second spots where economically feasible and adapts portions of its infomercials for airings in such spots. The time segments on broadcast television are purchased primarily on a quarterly basis based on the availability of programming time. In the event that the Company determines that such time slots are not advantageous to the Company, the Company is able to terminate such agreements quickly. The Company intends to continue to pursue opportunities in new television markets through other cable channels, cable operators and with additional broadcast television stations in existing television markets. The Company believes that there is currently more than an adequate supply of broadcast television time available from these sources in the United States to satisfy the Company's needs. In fiscal 1996, approximately 51.0% of the media time purchased by the Company in North America came from cable television and approximately 49.0% came from network affiliates and independent television stations. The Company's infomercials generally are aired in the United States between the hours of 3:00 a.m. and 2:00 p.m., Eastern time, seven days a week.

Recently, larger multiple system operators in the United States have elected to sell air time which was previously left unutilized, or "dark." The Company believes that this may create an opportunity to lower its cost of airtime as well as obtain additional airtime in desired markets. The Company generally has the right to sell any media time it may have the right to use. During fiscal 1996, the Company maintained a broker relationship with several companies to which it sold air time. In addition to generating revenues, this ability to resell excess time reduces some of the risk associated with large purchases of media time.

As discussed above, the Company purchases a significant amount of its media time from cable television and satellite networks. These cable television and satellite networks assemble programming for transmission to multiple and local cable system operators. These operators may not be required to carry all the network's programming. The Company currently does not pay and is not paid for the "privilege" of being broadcast by these operators. It is possible that, if demand for air time grows, and because of cable legislation in the United States, these operators will begin to charge the Company to continue broadcasting the Company's infomercials or limit the amount of time available to the Company. The Company is dependent on having access to media time to televise its infomercials on cable networks, satellite networks, network affiliates and local stations.

International. Internationally, the Company's infomercials are aired on one or more of three technologies in its market territories: (i) satellite transmission direct to homes with satellite reception dishes, (ii) cable operators who retransmit satellite broadcasts to cable-ready homes and (iii) terrestrial broadcast television. The Company's satellite air time is obtained through long-term agreements with companies that own or lease satellite transponder time. When negotiating to gain access to media time in a new market, the Company believes that its existing library of more than 100 infomercials which are available for immediate introduction into such new market, together with its general industry experience, gives it a significant competitive advantage. Since 1991, the Company has entered into a number of long-term, exclusive contracts with pan-European satellite channels such as Eurosport, Flextech (Starstream) and The NBC Super Channel. The Company recently extended through February 1999 its agreement with Eurosport, the leading European Sports Channel, providing the Company with 48 hours of time per week in which to air its Quantum Channel-branded programming. During the term of these contracts, the Company is generally entitled to broadcast programming continuously for a specified period of time and is guaranteed a specified amount of satellite television hours per month. Under some of these arrangements, the Company has rights of first refusal for any additional infomercial air time that becomes available. In Japan, the Company purchases its media time exclusively through its partner, Mitsui & Co., Ltd. As a result of these media relationships, the Company's transactional television programming can be seen in the Middle East, Asia and in virtually every country in Europe, and its products are available for purchase in approximately 60 countries. The Company's long-term media contracts in Europe expire at various dates from August 1996 through 1999. The Company believes it will be able to renew, extend or replace such agreements on reasonable terms. As was the case with the extension of the Eurosport contract, the Company expects that it will face increases in costs associated with the renewal of certain of its media contracts, which increases are not expected to have a material adverse effect on the Company. The Company intends to aggressively pursue marketing relationships in additional markets.

SOURCING AND MANUFACTURING

The Company uses sources in the United States and several countries in Europe and Asia to manufacture products sold through its infomercials. The Company has entered into strategic partnerships with several manufacturers in various product categories in an effort to reduce its dependence on third party manufacturers. The Company believes that its strategic partnership strategy reduces the risk of supply problems, such as delays in receiving shipments, which could have a material adverse effect on the success of a product. The Company closely monitors the availability of supplies of products and promptly adjusts the air time of an infomercial for a product which cannot be adequately supplied. Additionally, the Company employs a technical/engineering firm in Hong Kong to coordinate and direct the Company's manufacturing sources in Asia and to monitor the quality of the products manufactured in such countries. The same product manufacturing sources may be utilized irrespective of whether an infomercial is being aired in the United States or internationally.

Before the Company takes any sizeable inventory position in a product, the Company test markets the product. The Company then purchases additional inventory of the product which generally takes four to six weeks to deliver.

IN-BOUND TELEMARKETING

The Company strives to create a problem-free fulfillment process for its customers consisting of in-bound telemarketing, order fulfillment and customer service. The first step in this process is the order-taking function known as in-bound telemarketing. Customers may order products marketed through infomercials during or after the infomercial by calling a telephone number (toll-free in the United States), which is shown periodically on the television screen during the broadcast. Both domestically and internationally, the Company currently subcontracts its telemarketing function to one of various third parties that provide this service for a fee, based principally on the number of telephone calls answered. In all instances domestically and in most instances internationally, in-bound telemarketers electronically transmit orders to the Company's order fulfillment centers where the product is packaged and shipped. In certain cases, at the time of purchase, the in-bound telemarketers also promote, "cross-sell" and "up-sell" complementary and/or additional products relating to the product for which the inquiry is received. Such sales efforts are orchestrated by the Company's marketing personnel who script the sales approaches of the telemarketing personnel.

In September 1995, the Company began to take steps to reduce its telemarketing costs. In connection with its settlement of litigation with ValueVision, the Company entered into an agreement with ValueVision pursuant to which ValueVision agreed to provide telemarketing services to the Company for a minimum of one million telephone calls a year over a three year period. In addition, the Company's acquisition of Positive Response provides the Company with an internal telemarketing capability which the Company intends to expand.

The majority of customer payments in the United States are made by credit card over the telephone with the remainder paid by check. In Europe and Asia, products are generally delivered to consumers on a "cash on delivery" basis. In other areas of the world, payment by check at the time of order is not uncommon.

ORDER FULFILLMENT

The Company's North American order fulfillment center is located in Phoenix, Arizona. Activities at this facility include receiving merchandise from manufacturers, inspecting merchandise for damages or defects, storing product for later delivery, the assembly, as required, packaging and shipping of products and processing of customer returns. The Company's Phoenix order fulfillment center, an approximately 188,000 square foot facility, processes substantially all orders for the Company's products sold in North America. The Company primarily uses bulk shippers to deliver products to customers in the United States. In certain instances, the manufacturer of the product ships orders directly to the customer. Each customer is charged a shipping and handling fee, which varies among products.

Since the Company's restructuring in 1994, the Company has taken many steps towards reducing its per-order fulfillment costs in North America and continues to strive to become the leading low cost provider of infomercial marketing services. The Company believes that, among other things, its receiving, warehousing, processing and shipping methods and billing systems give it a competitive advantage over other infomercial companies in the United States. The Company intends to replace the Positive Response order fulfillment system with existing capacity at its Phoenix order fulfillment center.

Throughout most of Europe and Asia, the Company operates the warehousing, order fulfillment, distribution and customer service functions of its business through independent agents, each of which is responsible for a particular territory. European products are shipped by the Company or the manufacturer to independent warehouses in Rotterdam, The Netherlands and Middlesex, England. Products are then shipped to independent fulfillment centers throughout Europe that process the Company's European sales orders. In Asia, products are primarily shipped to warehouses in Japan controlled by the Company's partner, Mitsui & Co., Ltd., from which the orders are fulfilled and shipped. Outside Europe and Asia, the Company generally contracts with independent licensees who buy the Company's products outright and then sell them to consumers, both through infomercials and through other local distribution channels, under conditions and standards prescribed and monitored by the Company. In many international countries, the Company's products are delivered to purchasers through the postal system on a "cash on delivery" basis.

CUSTOMER SERVICE

An important aspect of the Company's marketing strategy is to maintain and improve the quality of customer service. The Company operates toll-free customer service telephone numbers and maintains its own customer service department in Phoenix, Arizona to respond to customer inquiries, provide product information to customers and process product returns for its North American operations. Outside of the United States and Canada, customer service is provided on a contract basis through third parties whose operations are monitored by the Company.

The Company generally offers an unconditional 30-day money back return policy to purchasers of any of its products. In addition, products are generally covered by warranties offered by the manufacturer. The terms of such warranties vary depending upon the product and the manufacturer. The average return rate of the Company's products for each of fiscal 1996, 1995 and 1994 was 9.2%, 14.3% and 11.7%, respectively. International sales carry a higher average return rate due to the "cash on delivery" terms of a significant portion of this business. In countries where the Company depends upon the postal system for deliveries on a "cash on delivery" basis, official return rates include instances in which there is no answer at the attempted delivery site and in which a person at the delivery site does not have the cash on hand at the time of delivery. The Company believes that its return experience is within the customary range for direct marketing businesses.

NON-INFOMERCIAL MARKETING

Based on the success of certain of its products in traditional retail markets and the evolution of its business, the Company believes that its transactional television programming is effective in building consumer awareness of its products, as well as positioning the Company to act as the media marketing partner for manufacturers of consumer products. The Company attempts to capitalize on its ability to create product awareness and to act as a media marketing partner to extend the sales life of its products by shifting products from traditional infomercial programming to non-infomercial marketing channels such as retail distribution, catalogs, direct mail, direct response print ads, television home shopping programs, credit card statement inserts and other channels resulting from the development of strategic partnerships. The Company believes that established manufacturers are increasingly regarding infomercials as a desirable vehicle to showcase their products to create and build brand-awareness and generate follow-up product sales through traditional retail outlets.

Prior to fiscal 1992, a limited amount of the Company's sales had been through non-infomercial distribution channels that did not include retail distribution. In fiscal 1992, the Company began selling products through traditional retail channels, such as mass merchandisers (e.g., Venture, Caldor, Target, Sears, Montgomery Ward and Kmart), specialty retailers (e.g., Bass Pro Shops) and wholesale clubs (e.g., BJ's Wholesale Club and PACE). During fiscal 1994, the Company entered into agreements with strategic partners who handle the retail marketing and pay a royalty to the Company based on retail sales in consideration of the television advertising for the product funded by the Company. In fiscal 1996, 1995 and 1994, non-infomercial distribution channels accounted for 3.3%, 6.2% and 9.3%, respectively, of the Company's net revenues. This decrease is the result of the significant worldwide growth of the Company's infomercial revenues.

The Company intends to pursue further expansion of its retail operations in order to capitalize on the consumer brand-awareness created by the Company's infomercials and reinforced by the "As Seen On TV" in-store signage. The Company believes that the product exposure created by the Company's transactional television programming enables the Company and its strategic partners to utilize traditional retail distribution channels without incurring any of the additional advertisement costs that other consumer product companies may incur. In this manner, the Company believes that it will be able to market products to consumers who view its programming, but do not traditionally purchase products through direct response marketing.

PRODUCTS

The Company markets consumer products in a variety of categories, including those listed below. In fiscal 1996, the Company offered a total of over 100 products to consumers in one or more geographic markets worldwide, of which 82.0% were products sold through the Company's infomercials and 18.0% were products sold through infomercials produced by other companies and aired by the Company. Of the products sold through the Company's infomercials in fiscal 1996, approximately 41 were products first introduced by the Company in fiscal 1996 and approximately 69 were products that were originally offered in previous years. Through its international programming, the Company has brought to the international marketplace many of its products that had been successfully marketed in the United States, including Auri car polish, the Flying Lure fishing lure, Bruce Jenner's Super Step Stair Climber and the Minimax Exercise System, Tony Little's Target Training System video tapes and Regal Ware Royal Diamond Cookware. The following table sets forth examples of some of the products currently marketed and sold through the Company's infomercials in one or more geographic markets throughout the world, their respective product categories and the fiscal year in which each infomercial was first aired.

                                                                        FISCAL YEAR
PRODUCT CATEGORY                    PRODUCT OFFERINGS                   FIRST AIRED
- -----------------------------   --------------------------             --------------
Automotive                      Motor-Up                                     1996
                                Touchless Car Care                           1995
                                Autofom Car Polish                           1993
                                ColorCote 2000 Colored
                                 Car Polish                                  1992
                                Auri Car Polish                              1990
Beauty & Personal Care          Accents                                      1996
                                Jet Aire Professional
                                 Hair Styling System                         1993
                                Frankie Avalon's Zero
                                 Pain Topical Pain Reliever                  1993
                                Sudden Youth Skin Care System                1992
Crafts                          Bedazzler Plus Bead Punch Kit                1993
                                Purrfect Punch Embroidery System             1992
Health & Fitness                Ab-Roller Plus                               1996
                                Top Ten Trainer                              1996
                                E-Force                                      1995
                                Powerwalk Plus                               1994
                                Bruce Jenner's Minimax
                                 Exercise System                             1994
                                Bruce Jenner's
                                 Stairclimber Plus Stair
                                 Climber                                     1993
                                Tony Little's Target
                                 Training System Video
                                 Tapes                                       1993
                                Bruce Jenner's Super Step
                                 Stair Climber                               1992
Kitchen & Household             Goo Gone                                     1995
                                Regal Ware Royal Diamond Cookware            1994
                                Sterling Spring Water Filter                 1993
                                American Harvest Jet Stream Oven             1992
                                Deni Turbo Sealer Food Packager              1992
                                Astonish All-Purpose Cleaner                 1991


PRODUCT CATEGORY                    PRODUCT OFFERINGS         FISCAL YEAR FIRST AIRED
- -----------------------------   --------------------------    -----------------------

Music                           Dance Party                                  1996
                                Legends                                      1996
                                Shades of Love                               1996
                                Alltime Classics                             1995
                                Hits of the 60's                             1995
                                Hits of the 70's                             1995
                                Rock and Roll Days                           1995
Outdoor                         Medicus Golf Club                            1993
                                Kangaroo Lure Fishing Lure                   1993
                                Flying Lure Fishing Lure                     1992
Self-improvement                Alphanetics Reading
                                 Improvement Materials                       1992
                                The Human Calculator
                                 Mathematics Teaching
                                 Materials                                   1991


The Company's five most successful products in each of fiscal 1996, 1995 and 1994 accounted for approximately 46.0%, 54.0%, and 67.0%, respectively, of the Company's net revenues for such periods. The Company continues to be dependent, in significant part, upon its ability to develop or obtain rights to new products to supplement and replace existing products as they mature through their product life cycles. The Company's expansion into international markets has reduced its dependency on new shows by lengthening the potential duration of the life cycle of programs that comprise the Company's infomercial library. Historically, the majority of the Company's products generate their most significant domestic revenues in the first 6 months following initial airing of the product's infomercial. Internationally, however, products typically generate revenues more evenly over a longer period due, in part, to the introduction of such products into new markets each year. To illustrate an infomercial's life cycle, the Company derived fiscal 1996 net infomercial revenue as follows: 38.5% from products introduced during fiscal 1996, 42.5% from products introduced during fiscal 1995 and 1994 and 19.0% from products introduced prior to fiscal 1994.

BACKLOG

The timing of orders is largely influenced by the degree of consumer response to product offerings, inventory levels, marketing strategies, seasonality and overall economic conditions. Backlog orders for the Company at April 30, 1996 and 1995 were approximately $13.7 million and $6.4 million, respectively. Average monthly backlog orders for fiscal 1996 were approximately $8.5 million. The consumer is notified upon placement of an order that normal shipping time is four to six weeks. Orders in excess of anticipated production capacity are included in backlog figures. However, product shortages, cancellations, returns and allowances may reduce the amount of sales realized from the fulfillment of backlog orders.

COMPETITION

The Company competes directly with several companies which generate sales from infomercials. The Company also competes with a large number of consumer product companies and retailers which have substantially greater financial, marketing and other resources than the Company, some of which have recently commenced, or indicated their intent to conduct, direct response marketing. The Company also competes with companies that make imitations of the Company's products at substantially lower prices. Products similar to the Company's products may be sold in department stores, pharmacies, general merchandise stores and through competing infomercials, magazines, newspapers, direct mail advertising and catalogs.

MANAGEMENT INFORMATION SYSTEMS

The Company's computer system features programs which allow the Company to manage its media time purchases and program scheduling, the flow of product order information among its telemarketers, its order fulfillment center, its credit card clearing house and the flow of shipping, billing and payment information. The Company believes that its management information systems are currently adequate. However, in order to facilitate growth and to integrate fully its international operations, the Company is in the process of enhancing its computer systems related to all phases of its operations. The Company expended approximately $2.0 million for this project in fiscal 1996 and has budgeted in excess of $1.0 million for fiscal 1997 for this project.

GOVERNMENT REGULATION

Various aspects of the Company's business are subject to regulation and ongoing review by a variety of federal, state, and local agencies, including the FTC, the United States Post Office, the CPSC, the FCC, the FDA, various States' Attorneys General and other state and local consumer protection and health agencies. The statutes, rules and regulations applicable to the Company's operations, and to various products marketed by it, are numerous, complex and subject to change.

As a result of prior settlements with the FTC, the Company has agreed to two orders. Prior to the Company's recent acquisition of Positive Response, Positive Response and its Chief Executive Officer, Michael S. Levey, also agreed to a consent order with the FTC. Among other things, such consent orders require the Company, Positive Response and Mr. Levey to submit compliance reports to the FTC staff. The Company, Positive Response and Mr. Levey have submitted compliance reports as well as additional information requested by the FTC staff. In addition, in connection with the acquisition by the Company of Positive Response, both the Company and Positive Response were required pursuant to such consent orders to, and did, notify the FTC of such acquisition and Michael S. Levey was required to, and did, notify the FTC of his pending affiliation with the Company. In early June 1996, the Company received a request from the FTC for additional information regarding two of the Company's infomercials in order to determine whether the Company is operating in compliance with the consent orders referred to above. Such request also included a request for additional information concerning the acquisition of Positive Response. The Company is responding to such request. It is possible that the notifications referred to above will result in additional requests for information from the Company and Mr. Levey and/or additional scrutiny of the Company's operations. In an effort to maintain continued compliance with the terms of its consent order, shortly following its acquisition of Positive Response, the Company caused Positive Response to cease airing one of its infomercials until the Company could make such changes to such infomercial or take such other actions as it deems appropriate to conform such infomercial to the Company's standards, if possible. On a pro forma basis, such infomercial would have contributed less than 4.0% to the Company's consolidated net revenues for the quarter ended March 31, 1996. The Company is also considering changes to other of Positive Response's infomercials. The Company does not believe that such infomercials or the Company's actions regarding them will have a material adverse effect on the Company's financial condition.

On February 24, 1994, the staff of the CPSC notified the Company that it had made a preliminary determination that a particular model of the Company's Juice Tiger(R) product presents a "substantial product hazard" under the provisions of the Consumer Product Safety Act. The CPSC staff requested that the Company take voluntary corrective action to ameliorate such alleged product hazard. While the Company has disputed that the model in question presents a substantial product hazard, the Company and the CPSC staff recently agreed upon the form and nature of voluntary action proposed by the Company to address the CPSC staff's concerns. The Company has implemented the agreed upon plan. The Company also recently received notification of a provisional acceptance of a proposed form of settlement agreement with the Company, which includes a civil penalty. The cost of implementing the corrective plan and such civil penalty, as well as the other terms of the settlement agreement, will not have a material adverse effect on the Company's financial condition or results of operations if the settlement agreement is finalized in the form proposed.

The Company's international business is subject to the laws and regulations of England, the European Union, Japan and other countries in which the Company sells its products, including, but not limited to, the various consumer and health protection laws and regulations in the countries in which the programming is broadcast, where applicable. If any significant actions were brought against the Company or any of its subsidiaries in connection with a breach of such laws or regulations, including the imposition of fines or other penalties, or against one of the entities through which the Company obtains a significant portion of its media access, the Company could be materially adversely affected. There can be no assurance that changes in the laws and regulations of any territory which forms a significant portion of the Company's market will not adversely affect the Company's financial condition or results of operations.

The Company collects and remits sales tax in the states in which it has a physical presence. Certain states in which the Company's only activity is direct marketing have attempted to require direct marketers, such as the Company, to collect and remit sales tax on sales to customers residing in such states. A decision in 1995 of the United States Supreme Court held that Congress can enable the states to impose a sales tax, although Congress has taken no action to that effect. The Company is prepared to collect sales taxes for other states, if laws are passed requiring such collection. The Company does not believe that a change in the tax laws requiring the collecting of sales tax will have a material adverse effect on the Company's financial condition or results of operations.

EMPLOYEES

As of March 31, 1996, the Company had approximately 275 full-time employees. The Company also utilizes contract laborers at its order fulfillment center in Phoenix, Arizona. None of the Company's employees are covered by collective bargaining agreements and management considers relations with its employees to be good.

TRADEMARKS

The Company has a number of registered trademarks and other common law trademark rights for certain of its products and marketing programs. It is the Company's policy that it will seek to fully protect its trademark rights in its future products and programs and will vigorously defined its trademark rights.

RECENT DEVELOPMENTS

On May 17, 1996, the Company acquired Positive Response. Positive Response was a publicly traded direct marketing company and producer of infomercials. Its net revenues for the year ended December 31, 1995 were approximately $63.4 million. The Company's acquisition of Positive Response will enhance its internal capability to produce a substantial number of its infomercials in the future and provide it with an internal telemarketing capability.

In late May 1996, the Company executed definitive agreements to acquire Prestige Marketing Limited and Prestige Marketing International Limited (collectively, "Prestige") and Suzanne Paul Holdings Pty Limited and its two direct response television marketing subsidiaries (collectively, "Suzanne Paul"). The acquisitions are expected to be consummated in early July 1996.

Prestige operates out of Auckland, New Zealand. It produces its own short-form and long-form direct response television spots and broadcasts these and third-party shows in New Zealand. Prestige also licenses its shows for broadcast throughout Asia and the Pacific Rim and in Russia. Prestige conducts its own in-bound telemarketing, order fulfillment and customer service functions. In fiscal 1996, Prestige had net revenues of $18.8 million and net income of $3.4 million.

Suzanne Paul operates out of Sydney, Australia and broadcasts its programming in Australia. Suzanne Paul conducts its own in-bound telemarketing, order ful-fillment and customer service functions. In the nine months ended March 31, 1996, Suzanne Paul had net revenues of $16.2 million and net income of $2.3 million.

The acquisitions of Prestige and Suzanne Paul will extend the reach of the Company's programming firmly into the New Zealand, Australian and Southeast Asian marketplaces. The acquisitions will immediately expand the Company's presence in nine countries and add three countries to the Company's geographic reach.

The aggregate consideration to be paid by the Company for Prestige and Suzanne Paul will be approximately $4.2 million in cash, a $2.8 million note payable maturing on December 5, 1996 and 787,879 shares of Common Stock. Upon consummation of these acquisitions, the Company will also fund approximately $4.6 million in dividends payable to shareholders of Suzanne Paul. In addition, the Company may be required to pay up to an aggregate of an additional $5.0 million in Common Stock, valued at then present market prices, in 1997 and 1998, contingent upon the levels of net income achieved in those years by Prestige and Suzanne Paul.

ITEM 2.  PROPERTIES

The Company leases office space for its principal executive offices in Philadelphia, Pennsylvania. The lease, which commenced in May 1992, provides for the Company to rent office space of approximately 30,000 square feet. The annual rent is $14.75 per square foot but may be increased based on the tenant's proportional share of building expenses. In April 1995, the Company exercised its option to terminate the lease at the end of the initial five year term, effective October 31, 1997, and in connection therewith, as called for by the lease, paid a termination fee of $220,000. At the present time, the Company is negotiating a new lease for office space in another building in center city Philadelphia.

The Company also leases approximately 188,000 square feet in Phoenix, Arizona for warehousing, order fulfillment and customer service operations. The Company currently has approximately 30,000 square feet of office space available for subletting or expansion. The annual lease payments for this lease range from approximately $500,000 for fiscal year 1997 to $1.1 million for fiscal years 2010 through 2014.

The Company leases approximately 10,800 square feet of office space in London, England. The lease expires in February 2001. The lease requires annual rent payment of (Pounds)253,584 ($387,400 as of May 31, 1996) through February 28, 1998 and (Pounds)269,433 thereafter. Additionally, pursuant to the terms of such lease, the Company must pay a basic service charge for services provided by the landlord. For the fiscal year ended March 31, 1996, the Company paid a basic service charge of (Pounds)34,283.

ITEM 3.  LEGAL PROCEEDINGS

LACHANCE AND EFRON AND COHEN CLASS ACTIONS.

In July and December 1994, stockholders filed purported class action lawsuits in federal court against the Company and certain of its former officers and directors in connection with an aborted merger transaction with ValueVision International, Inc. ("ValueVision"). The parties have reached an agreement in principle to settle these matters, along with certain similar actions filed in Delaware state court. Such settlements provided for cash payments by the Company's insurer of $1.125 million and cash payments by the Company of $375,000, as to which the Company recorded a charge against earnings in the fourth quarter of fiscal 1995. Consummation of these federal court settlements is subject, among other things, to the approval of such court.

POSITIVE RESPONSE SHAREHOLDERS' CALIFORNIA CLASS ACTION.

On May 1, 1995, a purported class action suit was filed in the United States District for the Central District of California against Positive Response and its principal executive officers alleging that Positive Response has made false and misleading statements in its public filings, press releases and other public statements with respect to its business and financial prospects. The suit was filed on behalf of all persons who purchased Positive Response common stock during the period from January 4, 1995 to April 28, 1995. The suit seeks unspecified compensatory damages and other equitable relief. An amended complaint was filed on June 9, 1995, which added more plaintiffs and expanded the class period from November 1994 to April 28, 1995. Positive Response moved to dismiss the amended complaint and the amended complaint was dismissed in late July 1995. The plaintiffs were granted 60 days leave to file another amended complaint to allow them an attempt to state valid claims against Positive Response. On or about September 25, 1995, the plaintiffs filed a second amended complaint, which added additional officers as defendants and attempted to set forth new facts to support plaintiffs' entitlement to legal relief. On October 31, 1995, Positive Response again moved to dismiss plaintiffs' entire action. The basis of Positive Response's new motion was its contention that plaintiffs failed to allege any new facts in support of a claim that has already been dismissed. Oral argument in connection with Positive Response's motion was held on December 11, 1995. Positive Response's motion to dismiss was denied. Discovery is continuing.

AB ROLLER PLUS PATENT LITIGATION.

On March 1, 1996, Precise Exercise Equipment ("Precise") filed suit in the United States District Court for the Central District of California against certain parties, including the Company, alleging patent infringement, unfair competition and other intellectual property claims. Such claims relate to an alleged infringement of Precise's patent for an exercise device. The suit claims that a product marketed by the Company pursuant to a license granted by a third party violates Precise's patent. Pursuant to the terms of such license, the third party is contractually obligated to indemnify the Company in this suit. The suit seeks an injunction and treble damages. The Company's independent legal counsel has issued an opinion to the Company that the product marketed by the Company does not infringe upon Precise's patent. Management believes that the outcome of this litigation will not have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended March 31, 1996.

                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock is listed on the New York Stock Exchange and the Philadelphia Stock Exchange under the symbol "NM".

     The following table sets forth the quarterly high and low last sales prices and dividends declared for the last two fiscal years. The Company's common stock has been traded on the New York Stock Exchange since September 14, 1990.

                             FISCAL 1996                        FISCAL 1995
                   ---------------------------------    -------------------------------
                                             Cash                               Cash
                                           Dividends                          Dividends
 Quarter Ended      High         Low       Declared     High        Low       Declared
- ---------------------------------------------------------------------------------------

June 30.........    9/7/8/        7/1/8/        ----   9/7/8/        3/7/8/        ----

September 30....   14/1/2/        9/3/8/        ----   5/1/4/        3/1/4/        ----

December 31.....   21            13/3/4/        ----   5/7/8/        3/1/2/        ----
March 31........   21/1/2/       15             ----   8/1/8/        4/1/2/        ----
- ---------------------------------------------------------------------------------------

     The number of record holders of the Company's common stock on May 31, 1996 was approximately 847. The Company is currently restricted in its ability to pay dividends under the terms of the documentation of its principal debt financing as more fully described in note 5 to the consolidated financial statements as well as by the terms of the Company's Series B Convertible Preferred Stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                           FISCAL YEAR ENDED MARCH 31,
                                           -------------------------------------------------------
                                                     (In thousands, except per share amounts)
                                             1996       1995        1994        1993       1992
                                           --------   ---------   ---------   --------   ---------
Operating Data:
Net revenues............................   $292,607   $176,167    $172,602    $141,997   $102,218
Income (loss) from continuing operations
 before income taxes....................     20,104       (372)     (8,699)      6,335     (6,788)
Income (loss) from continuing operations     16,579       (672)     (8,699)      6,259     (7,023)
Net income (loss).......................     16,579       (672)     (8,699)      6,259     (4,854)
                                           --------   --------    --------    --------    --------
Income (loss) per common share:
Income (loss) from continuing operations
  Primary...............................   $    .74   $   (.05)   $   (.72)   $    .48   $   (.64)
  Fully-diluted.........................        .71       (.05)       (.72)        .48       (.64)
Net income (loss)
  Primary...............................        .74       (.05)       (.72)        .48       (.44)



                                             1996       1995        1994        1993       1992
                                           --------   --------    ---------   --------   --------
  Fully-diluted.........................        .71       (.05)       (.72)        .48       (.44)
Cash dividends..........................        ---        ---         ---         ---        ---
                                           --------   --------    --------    --------   --------
Weighted average number of shares
  Primary...............................     23,176     14,024      12,078      13,046     11,087
  Fully-diluted.........................     23,288     14,024      12,078      13,046     11,087
                                           --------   --------    --------    --------   --------
Balance Sheet Information:
Working capital (deficiency)............   $ 38,722   $ 22,081    $  1,377    $  7,995   $ (1,780)
Total assets............................    116,548     64,143      47,475      46,771     34,258
Short-term debt.........................        876        184       4,770       2,917      3,603
Long-term debt..........................      4,054      3,613         448       1,090      1,492
Shareholders' equity....................     56,462     26,625      10,571      17,630     11,143
                                           --------   --------    --------    --------   --------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

As more fully described elsewhere herein, the Company is engaged in the direct marketing of consumer products, primarily through the use of infomercials, in both domestic and international markets. The Company has historically been dependent on a limited number of successful products to generate a significant portion of its domestic net revenues. The Company's strategies are designed to reduce the risk associated with relying on a limited number of successful products for a disproportionate amount of its revenues. These include expanding its global presence, developing and marketing innovative products to enhance its library of infomercial programs and lowering costs by becoming a fully-integrated provider of consumer product marketing services. International expansion has resulted in an increasing percentage of the Company's revenues being generated from the international infomercial marketplace. As the Company enters new markets overseas, it is able to air shows from its existing library, thus reducing its dependence on new products and new infomercial productions. The Company takes advantage of product awareness created by its infomercials and extends the sales life of its products through non-infomercial distribution channels. These include retail arrangements and agreements with manufacturers of consumer products pursuant to which the Company's strategic partners supply new products and retail distribution channels for product sales.

RESULTS OF OPERATIONS

  The following table sets forth operating data of the Company as a percentage of net revenues for the periods indicated below.


                                                         YEARS ENDED MARCH 31,
                                                    1996        1995          1994
                                                    ----        ----          ----
Net revenues                                       100.0%      100.0%        100.0%
Operating costs and expenses:
Media purchases                                     29.6        29.5          32.5
Direct costs                                        51.7        55.4          55.1
Selling, general and administrative                 11.5        11.8          12.0
Severance expense for former Chairman
  and Chief Executive Officer                        ---         1.5           ---
Unusual charges                                      ---         1.6           5.2
Interest expense                                     0.3         0.4           0.2
                                                   -----       -----         -----
Total operating costs and expenses                  93.1       100.2         105.0
                                                   -----       -----         -----
Income (loss) before income taxes                    6.9        (0.2)        ( 5.0)
                                                   -----       -----         -----
Net income (loss)                                    5.7%       (0.4)%        (5.0)%
                                                   =====       =====         =====


Comparison of Fiscal 1996 with Fiscal 1995
- ------------------------------------------

NET REVENUES

Net revenues were $292.6 million in fiscal 1996 as compared to $176.2 million in fiscal 1995, an increase of $116.4 million or 66.1%.

Domestic Net Revenues. Domestic net revenues were $141.6 million in fiscal 1996 as compared to $95.8 million in fiscal 1995, an increase of $45.8 million or 47.8%. Domestic infomercial and non-infomercial net revenues increased by $45.3 million and $500,000, respectively. Domestically the Company produced 15 new infomercials in fiscal 1996 as compared to 6 in fiscal 1995. The increase in net revenues resulted from sales from certain of such new infomercials, principally sales of the Company's Ab-Roller Plus product, and the continued sales from infomercials originated in prior years. The increase in the absolute number of new shows in fiscal 1996 was the result of the revitalization of the Company's marketing department and the increase in working capital. In fiscal 1995, new infomercial production was adversely affected by the aborted ValueVision tender offer. See note 14 to the Company's consolidated financial statements. Returns as a percentage of gross revenues decreased from 11.8% in fiscal 1995 to 6.4% in fiscal 1996. The decrease in returns as a percentage of gross revenues was primarily due to a change in the Company's sales mix toward lower priced products, which historically have experienced a lower return rate. Approximately 36.9%, 17.9% and 15.0% of the Company's fiscal 1996 domestic net revenues were generated from sales of its Ab-Roller Plus, E-Force and Regal Ware Royal Diamond Cookware products, respectively. The Ab-Roller Plus generated approximately 76.1% of fourth quarter fiscal 1996 domestic net revenues.

Foreign Net Revenues. Foreign net revenues were $151.0 million in fiscal 1996 as compared to $80.4 million in fiscal 1995, an increase of $70.6 million or 87.8%. The increase in net revenues from foreign sales was due to the Company's continuing expansion in the Asian market and the continued expansion of the Company's foreign operations from over 40 countries at the end of fiscal 1995 to over 60 countries in Europe and Asia at the end of fiscal 1996. European net revenues increased 11.7% from $50.5 million in fiscal 1995 to $56.4 million in fiscal 1996. Asian net revenues were $94.6 million in fiscal 1996 as compared to $29.9 million in fiscal 1995. On a local currency basis, Asian net revenues for the year increased 247.0% over the prior year. The increase was principally the result of a full year of operations in Japan, the acquisition of additional airtime in Japan and the Company's entrance into new countries, such as Malaysia, New Zealand, Australia and the Phillippines in fiscal 1996. The Company is able to leverage its existing infomercial library so that international net revenues are not dependent on any one or a few products. The Company did not commence airing the Ab-Roller Plus infomercial internationally until after March 31, 1996, therefore, in fiscal 1996, the Company generated no sales from the airing of its Ab-Roller Plus infomercial in international markets.

OPERATING COSTS

Total operating costs and expenses were $272.5 million in fiscal 1996 as compared to $176.5 million in fiscal 1995, an increase of $96.0 million or 54.4%. This corresponded with the 66.1% increase in net revenues over the prior year.

Media Purchases. Media purchases were $86.5 million (net of $13.8 million in media sales) in fiscal 1996 as compared to $52.0 million (net of $13.5 million in media sales) in fiscal 1995, an increase of $34.5 million or 66.3%, principally as a result of the 66.1% increase in net revenues over the prior year. The ratio of media purchases to net revenues remained relatively stable at 29.6% in fiscal 1996 as compared to 29.5% in fiscal 1995. A slight decrease in the ratio of international media purchases to net revenues was offset by a slight increase in the ratio domestically.

Direct Costs. Direct costs consist of the cost of materials, freight, infomercial production, commissions and royalties, order fulfillment, in-bound telemarketing, credit card authorization and warehousing. Direct costs were $151.2 million in fiscal 1996 as compared to $97.6 million in fiscal 1995, an increase of $53.6 million or 54.9%. This increase was primarily a result of the 66.1% increase in net revenues in fiscal 1996. As a percentage of net revenues, direct costs were 51.7% in fiscal 1996 and 55.4% in fiscal 1995. Domestically, direct costs as a percentage of net revenues decreased by approximately 3.8 percentage points, primarily due to a reduction in order fulfillment and commission costs. Internationally, direct costs as a percentage of net revenues decreased approximately 3.7 percentage points, primarily due to reduced product and freight costs. The Company experienced a significant reduction of freight costs in the Asian markets in fiscal 1996. These costs are typically higher upon initial entrance into a market. The Company entered the Japanese market in July 1994.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $33.8 million in fiscal 1996 as compared to $20.8 million in fiscal 1995, an increase of $13.0 million or 62.5%, primarily due to costs associated with domestic and international expansion. Selling, general and administrative expenses as a percentage of net revenues decreased slightly from 11.8% in fiscal 1995 to 11.5% in fiscal 1996.

INTEREST EXPENSE

Interest expense was approximately $1.0 million in fiscal 1996 as compared to $689,000 in fiscal 1995, an increase of approximately $326,000. This increase was primarily due to an increase in the Company's average outstanding debt balance and a full year of amortization of the loan discount ($399,000) associated with the Company's $5.0 million term loan obtained in October 1994.

INCOME TAXES

The Company had an effective tax rate of 17.5% for fiscal 1996. The primary reason for this rate was the benefit obtained by the Company from the utilization of net operating loss carryforwards. The Company's effective tax rate is expected to increase in fiscal 1997 because the benefit from remaining available net operating loss carryforwards, which relate primarily to employee stock options, will be recorded directly to shareholders' equity, if realized.

NET INCOME (LOSS)

The Company had net income of $16.6 million in fiscal 1996 as compared to a net loss of $672,000 in fiscal 1995, an improvement of $17.3 million. This was primarily a result of the 66.1% growth in the Company's net revenues combined with a 3.7 percentage point reduction in direct costs as a percentage of net revenues. In addition, the prior year included approximately $2.7 million in severance expense to the Company's former Chairman and unusual charges of $2.9 million.

Comparison of Fiscal 1995 with Fiscal 1994
- ------------------------------------------

NET REVENUES

Net revenues were $176.2 million in fiscal 1995 as compared to $172.6 million in fiscal 1994, an increase of $3.6 million or 2.1%.

Domestic Net Revenues. Domestic net revenues were $95.8 million in fiscal 1995 as compared to $126.6 million in fiscal 1994, a decrease of $30.8 million or 24.3%. Domestic infomercial and non-infomercial net revenues decreased by $25.2 million and $5.6 million, respectively. The decrease in infomercial net revenues was primarily due to a reduction in the number of infomercials available for airing during fiscal 1995. New infomercial production was adversely affected by the events of the early part of 1995 relating to the ValueVision tender offer. See note 14 to the Company's consolidated financial statements. The Company introduced 6 new infomercials in fiscal 1995 as compared to 17 in fiscal 1994. Domestic net revenues were also unfavorably impacted by a change in the Company's sales mix toward higher priced products, which have historically experienced a higher return rate. Returns as a percentage of gross revenues increased from 8.5% in fiscal 1994 to 11.8% in fiscal 1995. The decline in non-infomercial net revenues was primarily a result of the Company's decision to receive royalties for certain products in lieu of full sales participation in retail distribution. Despite the $5.6 million decline in non-infomercial net revenue, the Company realized approximately $1.0 million of additional gross profit from these revenues during fiscal 1995. In addition, as a result of its decision to shift away from owning inventory for retail sales in favor of royalty arrangements with manufacturers, the Company believes it has provided itself with a more stable and steady stream of royalty revenue with limited associated inventory risk. Approximately 54.0% and 15.0% of the Company's fiscal 1995 domestic net revenues were generated from sales of its Powerwalk Plus product and Regal Ware Royal Diamond Cookware products, respectively.

Foreign Net Revenues. Foreign net revenues were $80.4 million in fiscal 1995 as compared to $46.0 million in fiscal 1994, an increase of $34.4 million or 74.8%. On a local currency basis, foreign net revenues for the year increased 67.7% over the prior year. The increase in net revenues from foreign sales was primarily due to the Company's successful entrance into the Japanese market which began in late July 1994. Japanese net revenues were $25.7 million for the period ended March 31, 1995. The remaining $8.7 million increase in foreign net revenues was due to the continued expansion of the Company's foreign operations from 30 countries at the end of fiscal 1994 to over 40 countries in Europe and the Middle East at the end of fiscal 1995. The Company is able to leverage its existing infomercial library so that foreign net revenues are not dependent on any one or a few products.

OPERATING COSTS

Total operating costs and expenses were $176.5 million for fiscal 1995 as compared to $181.3 million in fiscal 1994, a decrease of $4.8 million or 2.6%.

Media Purchases. Media purchases were $52.0 million (net of $13.5 million in media sales) in fiscal 1995 as compared to $56.2 million (net of $5.6 million in media sales) in fiscal 1994, a decrease of $4.2 million or 7.5%, principally as a result of a decrease in domestic infomercial airings. The ratio of media purchases to net revenues decreased from 32.5% in fiscal 1994 to 29.5% in fiscal 1995 as a result of a higher proportion of current year net revenues being generated in international markets characterized by more effective media costs. Internationally, the ratio of media purchases to net revenues further benefited from increased availability of lower cost time while the ratio domestically was favorably impacted by an effective mix of media time utilized to air Company products and media time sold.

Direct Costs. Direct costs were $97.6 million in fiscal 1995 as compared to $95.1 million in fiscal 1994, an increase of $2.5 million or 2.7%. This increase was a result of the 2.1% increase in net revenues during the year. As a percentage of net revenues, direct costs remained stable at 55.4% in fiscal year 1995 and 55.1% in fiscal year 1994. Domestically, direct costs as a percentage of net revenues decreased by 1.9 percentage points as a result of a reduction in non-infomercial direct costs. Higher infomercial product costs due to a change in product mix were offset by a reduction in freight, telemarketing and commission costs. The reduction in non-infomercial direct costs was due to the Company's decision to receive royalties for certain products in lieu of full sales participation in retail.

Internationally, direct costs as a percentage of net revenues increased approximately 4.2 percentage points, primarily due to increased freight, fulfillment and processing costs as a result of the Company's expansion into new countries, especially Japan. These costs are typically higher upon initial entrance into a market.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $20.8 million in fiscal 1995 as compared to $20.7 million in fiscal 1994, a decrease of $100,000 or 0.5%. Selling, general and administrative expenses as a percentage of net revenues decreased in fiscal 1995 to 11.8% from 12.0% in fiscal 1994. The reduction in selling, general and administrative expenses as a percentage of net revenues in fiscal year 1995 was accomplished despite costs associated with the Company's entrance into the Japanese market and an increased provision for bad debt expense of $750,000 primarily related to royalties due from a single customer. As a result of staff reductions made in late fiscal 1994 and early fiscal
1995, the Company reduced its domestic personnel costs by $1.8 million.

SEVERANCE EXPENSE FOR FORMER CHAIRMAN AND CHIEF EXECUTIVE OFFICER

During fiscal 1995, the Company incurred severance expense of approximately
$2.7 million relating to the resignation of the Company's former Chairman and Chief Executive Officer. See note 8 to the consolidated financial statements of the Company herein for further discussion.

UNUSUAL CHARGES

The Company's results of operations for fiscal 1995 included unusual charges of $2.9 million relating to settlement of ongoing litigation and associated legal fees. Such matters are discussed in note 14 to the Company's consolidated financial statements. $1.1 million of such unusual charges were incurred in the fourth quarter of fiscal 1995.

Included in the unusual charges of $9.0 million for fiscal 1994 was $4.1 million for certain legal settlements. In addition, the Company recognized additional expenses during the period including: $1.1 million in legal fees associated with the aforementioned settlements and class action lawsuits; $1.0 million related to the relocation of the Company's fulfillment center to Phoenix, Arizona; $1.3 million in costs associated with the terminated tender offer and agreement of merger with ValueVision; $725,000 in severance related to personnel reductions; $591,000 in costs associated with two aborted stock offerings; and $200,000 in other costs.

INTEREST EXPENSE

Interest expense was $689,000 in fiscal 1995 as compared to $300,000 in fiscal 1994, an increase of $389,000. This increase reflects interest at 9.5% as well as amortization of the loan discount ($150,000) and loan origination fees associated with the Company's $5.0 million term loan obtained in October 1994 and higher interest rates during fiscal 1995.

NET INCOME (LOSS)

The Company had a net loss of $672,000 in fiscal 1995 as compared to a net loss of $8.7 million in fiscal 1994, an improvement of approximately $8.0 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $38.7 million at March 31, 1996 compared to $22.1 million at March 31, 1995, an increase of $16.6 million. This was principally due to increases in accounts receivable and inventory associated with the Company's increased sales volume and with the Company's domestic and international expansion. Cash flow provided by operations was $5.5 million for the year ended March 31, 1996 as compared to $1.9 million for the prior year. The $17.3 million increase in net income for the period was partially offset by the aforementioned increase in working capital accounts.

The Company's international revenues are subject to foreign exchange risk. To the extent that the Company incurs local currency expenses that are based on locally denominated sales volume (order fulfillment and media costs), this exposure is reduced significantly. The Company closely monitors exchange rate movements and will protect short term cash flows through the use of options and/or futures contracts when appropriate. The Company has recently obtained a $50.0 million foreign exchange line for such purposes. In the long term, the Company has the ability to change prices in a timely manner in order to react to major currency fluctuations; thus reducing the risk associated with local currency movements.

The Company had capital expenditures of approximately $3.9 million in fiscal 1996, of which approximately $2.0 million related to the updating of its worldwide information management system. The Company has budgeted approximately $4.0 million for capital expenditures in fiscal 1997, including in excess of $1.0 million for its worldwide information management system.

The Company has a $7.5 million revolving credit facility, of which $5.0 million is available for working capital and general corporate purposes and all of which is available for issuances of letters of credit. The Company has received preliminary approval from its bank to increase its revolving line of credit to $15 million. At March 31, 1996, the Company had approximately $3.8 million of letters of credit outstanding and no outstanding borrowings under the revolving credit facility.

The Company believes that its available cash, cash from operations and available borrowings under its revolving credit facility will be sufficient to meet its normal operating, capital expenditure and debt service requirements for the near term.

In fiscal 1996, the Company received approximately $7.6 million from the exercise of stock options and warrants and the repayment of existing loans by certain executive officers. These funds were used to continue the Company's global expansion and for working capital purposes. At March 31, 1996, the Company had a total of 8,081,884 stock options and warrants outstanding which, while having a dilutive effect on future earnings per share if exercised, would provide the Company with approximately $47.0 million in additional capital.

The Company intends to continue to pursue acquisition and expansion opportunities as they may arise. In connection therewith, it may be necessary for the Company to pursue sources of financing for such transactions outside of the Company's existing sources. Subsequent to March 31, 1996, the Company completed its acquisition of Positive Response in a stock for stock transaction, which resulted in the issuance of approximately 1,836,773 shares of the Company's Common Stock, 211,146 of which have been issued into escrow and may be delivered to the former shareholders of Positive Response within 18 months upon the realization of certain assets, and the repayment by the Company of approximately $1.0 million of outstanding debt of Positive Response. In May 1996, the Company announced agreements to acquire Prestige and Suzanne Paul. The aggregate consideration to be paid by the Company for Prestige and Suzanne Paul will be approximately $4.2 million in cash, $2.8 million in a note payable maturing on December 5, 1996 and 787,879 shares of Common Stock. Upon consummation of these acquisitions, the Company will also fund a dividend of approximately $4.6 million payable to the shareholders of Suzanne Paul. In addition, the Company may be required to issue an additional $5.0 million in Common Stock, valued at then present market prices, in 1997 and 1998, contingent upon the levels of net income achieved in those years by Prestige and Suzanne Paul. These acquisitions are expected to be completed by early July 1996 and are expected to be funded by the Company's revolving credit facility.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                    -----------------------------------------------------
                                                               FISCAL 1996 QUARTERS ENDED
            1996 FISCAL YEAR                        JUNE 30       SEPTEMBER 30    DECEMBER 31   MARCH 31
            ----------------                        -------       ------------    -----------   ---------
Dollars in thousands, except per share
- --------------------------------------
 data
 ----
Net revenues............................           $65,045         $ 57,608           $68,353     $101,601
Operating costs and expenses
  Media purchases.......................            20,683           17,272            19,602       28,961
  Direct costs..........................            33,983           29,664            34,378       53,173
  Selling, general and administrative...             7,029            6,695             8,318       11,730
Interest expense........................               240              233               246          296
                                                   -------         --------           -------     --------
  Total operating costs and expenses....            61,935           53,864            62,544       94,160
                                                   -------         --------           -------     --------
Income before income taxes..............             3,110            3,744             5,809        7,441
                                                   -------         --------           -------     --------
Net income..............................           $ 2,602         $  3,145           $ 4,932     $  5,900
                                                   =======         ========           =======     ========
Net income per share
  Primary...............................           $   .13         $    .15           $   .21     $    .24
  Fully-diluted.........................               .13              .14               .20          .24

                                                  -------------------------------------------------------
                                                                 FISCAL 1995 QUARTERS ENDED
            1995 FISCAL YEAR                      JUNE 30         SEPTEMBER 30    DECEMBER 31   MARCH 31
            ----------------                      -------         ------------    -----------   ---------
Dollars in thousands, except per share
- --------------------------------------
 data
 ----
Net revenues............................           $40,397         $ 38,535        $41,254        $ 55,981
Operating costs and expenses
  Media purchases.......................            13,018           11,584         11,754          15,605
  Direct costs..........................            21,348           21,290         23,219          31,748
  Selling, general and administrative...             5,073            4,785          4,673           6,235
Severance to former Chairman and Chief
  Executive Officer.....................                              2,650
Unusual charges.........................               335              241          1,192           1,100
Interest expense........................               124              105            181             279
                                                   -------         --------        -------        --------
  Total operating costs and expenses....            39,898           40,655         41,019          54,967
                                                   -------         --------        -------        --------
Income (loss) before income taxes.......               499           (2,120)           235           1,014
                                                   -------         --------        -------        --------
Net income (loss).......................           $   471          ($2,092)       $   235        $    714
                                                   =======         ========        =======        ========
Net income (loss) per share
  Primary...............................           $   .03         $   (.15)       $   .02        $    .04
  Fully-diluted.........................               .03             (.15)           .02             .04

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is submitted in a separate section of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

The information called for by Items 10, 11, 12 and 13 is hereby incorporated by reference from the Company's definitive proxy statement for its 1996 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Financial Statements and Schedules

     The following is a list of the consolidated financial statements of the Company and its subsidiaries and supplementary data submitted in a separate section of this report.

  -  Report of Independent Auditors.
  -  Consolidated Balance Sheets - March 31, 1996 and 1995.
  - Consolidated Statements of Operations - Years ended March 31, 1996, 1995, and 1994.
  - Consolidated Statements of Shareholders' Equity - Years ended March 31, 1996, 1995, and 1994.
  - Consolidated Statements of Cash Flows - Years ended March 31, 1996, 1995, and 1994.
  -  Notes to Consolidated Financial Statements

   The following is a list of the schedules filed as part of this Form 10-K.

   Schedule VIII - Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)  Reports on Form 8-K filed in the fourth quarter of 1996:

     Form 8-K dated January 17, 1996
     -------------------------------

          Item 5. Other Events - Announcement by the Company of its entrance into an Agreement and Plan of Merger and Reorganization concerning the acquisition of Positive Response.

     Form 8-K dated May 17, 1996
     ---------------------------

          Item 2. Acquisition or Disposition of Assets - Announcement by the Company of the following: its acquisition of Positive Response and entrance into five (5) year employment agreements with two key executives of Positive Response.

          Item 5. Other Events - Announcement by the Company of its entrance into separate Acquisition Agreements pursuant to which the Company will acquire, subject to certain regulatory notifications, (i) all of the outstanding capital stock of Prestige Marketing International Limited and Prestige Marketing Limited
               and (ii) all of the outstanding capital stock of Suzanne Paul Holdings Pty Limited and its subsidiaries.

               The required financial statements of Positive Response were filed as part of this report on Form 8-K; however, it was impracticable for the Company to provide the required pro forma financial information relating to the merger at the time of filing of this report. The Company undertook to file such information as an amendment to the Form 8-K as soon as practical after the date thereof, but in no event later than sixty (60) days from the date by which the report on Form 8-K was required to be filed.

(c)  Index to Exhibits

Exhibit No.
- -----------

2.1/14/ Agreement and Plan of Merger and Reorganization, dated as of October 24, 1995, by and among the Registrant, DA Acquisition Corp., DirectAmerica Corporation, California Production Group, Inc. and other parties thereto (Exhibit 2.1)

2.2(a)/15/     Agreement and Plan of Merger and Reorganization, dated as of
               January 17, 1996 and amended as of April 4, 1996, by and among the Registrant, PRT Acquisition Corp. and Positive Response
               Television, Inc. (Exhibit 2.1)

2.2(b)/15/     Escrow Agreement, dated as of May 17, 1996, by and among the
               Registrant, Positive Response Television, Inc., the Shareholders'
               Representative and the Escrow Agent (Exhibit 2.2)

3.1/1/         Certificate of Incorporation (Exhibit 3(a))

3.2(a)/2/      By-laws (Exhibit 4.1)

3.2(b)/3/      Amendment to By-laws dated February 1992 (Exhibit 3(b)(1))

3.2(c)/6/      Amendment to By-laws dated April 1995 (Exhibit 3.2(c))

4.1/1/ Specimen copy of stock certificate for shares of Common Stock of the Registrant (Exhibit 4(a))

4.2/6/ Specimen copy of stock certificate for shares of Series B Convertible Preferred Stock of the Registrant (Exhibit 4.2)

4.3(a)/5/      Rights Agreement dated as of January 3, 1994 (Exhibit 4.2)

4.3(b)/5/      Amendment No. 1 to Rights Agreement, dated as of March 6, 1994
               (Exhibit 4.2(a))

4.3(c)/6/      Amendment No. 2 to Rights Agreement, dated as of September 26,
               1994 (Exhibit 4.3(b))

4.3(d)/6/      Amendment No. 3 to Rights Agreement, dated as of September 30,
               1994 (Exhibit 4.3(c))

4.3(e)/6/      Amendment No. 4 to Rights Agreement, dated as of November 30,
               1994 (Exhibit 4.3(d))

4.4/6/ Certificate of Designation of Series B Convertible Preferred Stock (Exhibit 4.4)

4.5/20/        Director's Stock Grant Plan (Exhibit 4.1)

4.6/10/ Form of Warrant to Purchase Common Stock of the Registrant, dated November 24, 1995, issued to Value Vision International, Inc. concerning an aggregate of 500,000 shares at an exercise price of $8.865 per share (Exhibit 4.1)

4.7/10/ Form of Warrant to Purchase Common Stock of the Registrant, dated November 24, 1995, issued to various persons concerning an aggregate of 500,000 shares at an exercise price of $10.00 per share (Exhibit 4.2)

10.1/19/       Amended and Restated 1991 Stock Option Plan (Exhibit A)

10.2/4/        401(k) Plan Document (Exhibit 10(a)(4))

10.3/19/       1995 Management Incentive Plan (Exhibit B)

10.4/3/        Lease for 1700 Walnut Street, Philadelphia, PA (Exhibit 10(d)(5))

10.5/16/ Letter Agreement between the Registrant, John J. Turchi, Jr. and Mergren Associated dated April 13, 1995 (Exhibit 10.4)

10.6/5/        Employment Agreement between the Registrant and John J.
               Sullivan dated as of June 1, 1994 (Exhibit 10.16(b))

10.7(a)/7/     Employment Agreement between the Registrant and David
               Carman dated as of June 1, 1993 (Exhibit 10.3)

10.7(b)/7/     Employment Agreement between Quantum International Limited and David Carman dated as of June 1, 1993 (Exhibit 10.4)

10.7(c)/9/     Letter Agreement between the Registrant and David J. Carman dated July 17, 1995 (Exhibit 10.1)

10.7(d)/9/     Amendment to the Employment Agreement between the Registrant and
               David J. Carman dated as of October 1, 1994 (Exhibit 10.2)

10.7(e)/9/     Amendment to the Employment Agreement between Quantum
               International Limited and David J. Carman dated as of October 1,
               1994 (Exhibit 10.3)

10.8/5/ Employment Agreement between the Registrant and James Jernigan dated as of June 1, 1994 (Exhibit 10.20)

10.9/7/       Lease for 7822 S. 46th Street; Phoenix, AZ (Exhibit 10.1)

10.10(a)/6/   Nonnegotiable Consolidated, Amended and Restated Promissory Note
              between the Registrant and Kevin Harrington dated March 23, 1995
              (Exhibit 10.24(a))

10.10(b)/6/   Letter Agreement between the Registrant and Kevin
              Harrington dated March 23, 1995 (Exhibit 10.24(b))

10.11/18/     Settlement Agreement and Full and Mutual Release between
              the Registrant and Abraham J. Salaman dated August 1, 1994
              (Exhibit 10)

10.12/17/     Employment Agreement between the Registrant and Mark P.
              Hershhorn dated August 26, 1995 (Exhibit 10)

10.13/11/     Securities Purchase Agreement between the Registrant and, the persons executing, or causing to be executed the signature page dated September 30, 1994 (Exhibit 10(a))

10.14/6/ Amendment to Securities Purchase Agreement dated as of December 19, 1994 (Exhibit 10.27(b))

10.15/11/     Note and Warrant Purchase Agreement between the Registrant,
              Media Arts International, Ltd., Quantum International Limited and Safeguard Scientifics (Delaware), Inc. dated October 19,
              1994 (Exhibit 10(b))

10.16/12/     Securities Purchase Agreement between the Registrant and,
              the persons executing, or causing to be executed, the
              signature page thereof dated as of November 30, 1994 (Exhibit
              10)

10.17/13/     Agreement between the Registrant, Buckeye Communications,
              Inc. and Mark Hershhorn dated August 26, 1994 (Exhibit 99a)

10.18/8/ Marketing, Distribution and Service Mark Agreement between the Registrant, Media Arts International, Ltd., and Positive Response Television, Inc. (Exhibit 10.3)

10.19/8/ Employment Agreement between the Registrant and Brian McAdams dated as of September 27, 1995 (Exhibit 10.1)

10.20/8/ Employment Agreement between the Registrant and Constantinos I. Costalas dated as of September 27, 1995 (Exhibit 10.2)

10.21/16/     Settlement Agreement among the Registrant, ValueVision
              International, Inc., John J. Turchi, Jr., Robert J. Johander and Mark A. Payne dated April 13, 1995 (Exhibit 10.1)

10.22/16/     Telemarketing, Production and Post-Production Agreement between the Registrant and ValueVision International, Inc., dated
              April 13, 1995 (Exhibit 10.2)

10.23/16/     Joint Venture Agreement between the Registrant and
              ValueVision International, Inc., dated April 13, 1995
              (Exhibit 10.3)

10.24/6/ Stipulation and Agreement of Compromise and Settlement regarding National Media Securities Litigation (Exhibit 10.37)

10.25/6/ Registration Rights Agreement dated as of December 19, 1994 by and among National Media Corporation and the persons whose signatures appear on the signature page thereof (Exhibit 10.38)

10.26/9/ Modification Agreement between the Registrant, Media Arts International, Ltd., Quantum International Limited, Safeguard Scientifics (Delaware), Inc. and Meridian Bank dated as of April 20, 1995 (Exhibit 10.4)

10.27/14/     Employment Agreement, dated as of October 24, 1995, by and between
              DirectAmerica Corporation and John W. Kirby (Exhibit 10.1)

10.28/14/     Employment Agreement, dated as of October 24, 1995, by and between
              DirectAmerica Corporation and Bruce D. Goodman (Exhibit 10.2)

10.29/14/     DirectAmerica Corporation Employee Bonus Plan (Exhibit 10.3)

10.30/10/     Loan and Security Agreement, dated November 28, 1995, by and between the Registrant, certain of its subsidiaries and Meridian
              Bank (Exhibit 10.1)

10.31/10/     Allonge, dated November 28, 1995, by the Registrant and certain of its subsidiaries for the benefit of Meridian Bank (Exhibit 10.2)

10.32/15/     Employment Agreement, dated as of May 17, 1996, by and between
              Positive Response Television, Inc. the Registrant and Michael
              Levey (Exhibit 99.1)

10.33/15/     Employment Agreement, dated as of May 17, 1996, by and between
              Positive Response Television, Inc. the Registrant and Lisa
              Vann Levey (Exhibit 99.2)

11.1          Statement Re: Computation of Per Share Earnings

21.1          Subsidiaries of the Company

23.1          Consent of Independent Auditors

27.1          Financial Data Schedule

27.1      Financial Data Schedule

__________________________
 /1/ Incorporated by reference to Registrant's Registration Statement on Form S-1 (Reg. No. 33-26778) filed January 31, 1989.

 /2/ Incorporated by reference to Registrant's Registration Statement on Form S-3 (Reg. No. 33-35301) filed June 8, 1990.

 /3/ Incorporated by reference to Registrant's Annual Report on Form 10-K for fiscal year ended March 31, 1992 filed June 26, 1992.

 /4/ Incorporated by reference to Registrant's Annual Report on Form 10-K for fiscal year ended March 31, 1991 filed June 20, 1991.

 /5/ Incorporated by reference to Registrant's Annual Report on Form 10-K for fiscal year ended March 31, 1994 filed July 14, 1994.

 /6/ Incorporated by reference to Registrant's Annual Report on Form 10-K for fiscal year ended March 31, 1995 filed June 29, 1995.

 /7/ Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1993 filed November 12, 1993.

 /8/ Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1994 filed February 14, 1995.

 /9/ Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1995 filed August 14, 1995.

/10/ Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1995 filed February 15, 1996.

/11/ Incorporated by reference to Registrant's Report on Form 8-K dated October 5, 1994.

/12/ Incorporated by reference to Registrant's Report on Form 8-K dated December 8, 1994.

/13/ Incorporated by reference to Registrant's Report on Form 8-K dated January 13, 1995.

/14/ Incorporated by reference to Registrant's Report on Form 8-K dated October 19, 1995.

/15/ Incorporated by reference to Registrant's Report on Form 8-K dated May 17, 1996.

/16/ Incorporated by reference to Registrant's Report on Form 8-K dated April 13, 1995.

/17/ Incorporated by reference to Registrant's Report on Form 8-K dated August 26, 1994.

/18/ Incorporated by reference to Registrant's Report on Form 8-K dated July 19, 1994.

/19/ Incorporated by reference to Registrant's Proxy Statement in connection with annual meeting of Stockholders held on February 22, 1995.

/20/ Incorporated by reference to Registrant's Report on Form S-8 filed October 19, 1995.

                          ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14(A)(1) AND (2), (C) AND (D)

           CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   LIST OF CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES
                               CERTAIN EXHIBITS
                         FINANCIAL STATEMENT SCHEDULES
                           YEAR ENDED MARCH 31, 1996
                          NATIONAL MEDIA CORPORATION
                               PHILADELPHIA, PA

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
National Media Corporation

We have audited the accompanying consolidated balance sheets of National Media Corporation as of March 31, 1996 and 1995, and the related consolidated state-ments of operations, cash flows, and shareholders' equity for each of the three years in the period ended March 31, 1996. Our audits also included the financial statement schedule included in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of mate-rial misstatement. An audit includes examining, on a test basis, evidence sup-porting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement pre-sentation. We believe that our audits provide a reasonable basis for our opin-ion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Na-tional Media Corporation at March 31, 1996 and 1995, and the consolidated re-sults of its operations and its cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                  Ernst & Young LLP

Philadelphia, Pennsylvania
May 13, 1996, except for Note 19,
 as to which the date is May 30, 1996

                           NATIONAL MEDIA CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT NUMBER OF SHARES
                             AND PER SHARE AMOUNTS)


                                                              -----------------
                                                                  MARCH 31
                                                                1996     1995
                                                              --------  -------
ASSETS
Current assets:
 Cash and cash equivalents                                    $ 18,405  $13,467
 Accounts receivable, net                                       32,051   14,344
 Inventories                                                    22,605   15,387
 Prepaid media                                                   4,271    2,660
 Prepaid show production                                         5,469    3,463
 Deferred costs                                                  4,102    1,820
 Prepaid expenses and other current assets                       2,339    1,228
 Deferred income taxes                                           3,142    1,782
                                                              --------  -------
   Total current assets                                         92,384   54,151
Property and equipment, net                                      6,954    4,413
Excess of cost over net assets of acquired businesses and
 other intangible assets, less accumulated amortization of
 $2,548 and $1,918                                              14,303    4,659
Other assets                                                     2,907      920
                                                              --------  -------
TOTAL ASSETS                                                  $116,548  $64,143
                                                              ========  =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                             $ 20,412  $12,093
 Accrued expenses                                               26,510   17,786
 Deferred revenue                                                1,771      279
 Income taxes payable                                            1,344      300
 Deferred income taxes                                           2,749    1,428
 Current portion of long-term debt and capital lease
  obligations                                                      876      184
                                                              --------  -------
  Total current liabilities                                     53,662   32,070
Long-term debt and capital lease obligations                     4,054    3,613
Deferred income taxes                                              393      354
Other liabilities                                                1,977    1,481
Shareholders' equity:
  Preferred stock, $.01 par value; authorized 10,000,000
   shares; issued 136,375 and 255,796 shares Series B
   convertible preferred stock (liquidation preference of
   $5,455)                                                           1        3
  Common stock, $.01 par value; authorized 50,000,000 shares;
   issued 18,177,292 and 14,879,542 shares                         182      149
  Additional paid-in capital                                    48,135   31,877
  Retained earnings                                             16,569      (10)
                                                              --------  -------
                                                                64,887   32,019
  Treasury stock, 686,710 shares, at cost                       (3,791)  (3,791)
  Notes receivable, directors, officers, employees,
   consultants, and others                                        (473)  (1,868)
  Foreign currency translation adjustment                       (4,161)     265
                                                              --------  -------
   Total shareholders' equity                                   56,462   26,625
                                                              --------  -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $116,548  $64,143
                                                              ========  =======

                            See accompanying notes.

                           NATIONAL MEDIA CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT NUMBER OF SHARES
                             AND PER SHARE AMOUNTS)

                                           ----------------------------------
                                                  YEAR ENDED MARCH 31
                                              1996        1995        1994
                                           ----------- ----------  ----------
Revenues:
 Product sales                             $   285,676 $  168,689  $  167,920
 Retail royalties                                5,597      5,303       3,694
 Sales commissions and other revenues            1,334      2,175         988
                                           ----------- ----------  ----------
Net revenues                                   292,607    176,167     172,602
Operating costs and expenses:
 Media purchases                                86,518     51,961      56,215
 Direct costs                                  151,198     97,605      95,070
 Selling, general, and administrative           33,772     20,766      20,667
 Severance expense for former Chairman and
  Chief Executive Officer                           --      2,650          --
 Unusual charges                                    --      2,868       9,049
 Interest expense                                1,015        689         300
                                           ----------- ----------  ----------
Total operating costs and expenses             272,503    176,539     181,301
                                           ----------- ----------  ----------
Income (loss) before income taxes               20,104       (372)     (8,699)
Income taxes                                     3,525        300          --
                                           ----------- ----------  ----------
Net income (loss)                          $    16,579 $     (672) $   (8,699)
                                           =========== ==========  ==========
Income (loss) per common and common
 equivalent share:
  Primary                                  $       .74 $     (.05) $     (.72)
                                           =========== ==========  ==========
  Fully-diluted                            $       .71 $     (.05) $     (.72)
                                           =========== ==========  ==========
Weighted average number of common and
 common equivalent shares outstanding:
  Primary                                   23,175,900 14,023,800  12,077,900
                                           =========== ==========  ==========
  Fully-diluted                             23,287,600 14,023,800  12,077,900
                                           =========== ==========  ==========

                            See accompanying notes.

                           NATIONAL MEDIA CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                        -------------------------
                                                          YEAR ENDED MARCH 31
                                                        -------------------------
                                                         1996     1995     1994
                                                        -------  -------  -------
 Preferred stock:
  Beginning balance                                     $     3  $    --  $    --
  Conversion to common stock (119,421 shares)                (2)      --       --
  Issuance of investment units                               --        3       --
                                                        -------  -------  -------
   Ending balance                                             1        3       --
  Common stock:
   Beginning balance                                        149      144      123
   Conversion of preferred stock (1,194,210 shares)          12       --       --
   Exercise of stock options (1,219,099; 41,500; and
    2,052,418 shares)                                        12       --       21
   Exercise of warrants (198,985 shares)                      2       --       --
   Issuance of shares for acquisition of DirectAmerica
    (554,456 shares)                                          6       --       --
   Issuance of shares to settle litigation (106,000 and
    500,000 shares)                                           1        5       --
   Stock grant (25,000 shares)                               --       --       --
                                                        -------  -------  -------
   Ending balance                                           182      149      144
  Additional paid-in capital:
   Beginning balance                                     31,877   19,026   13,363
   Issuance of investment units                              --    9,083       --
   Issuance of shares to settle litigation                  724    1,726       --
   Issuance of shares for acquisition of DirectAmerica    6,994       --       --
   Conversion of preferred stock                            (11)      --       --
   Issuance of warrants in connection with term loan         --    1,800       --
   Exercise of warrants                                   1,033       --       --
   Exercise of stock options                              5,123      242    5,652
   Stock grant                                              344       --       --
   Reissuance of treasury shares                             --       --       11
   Tax benefit from exercise of stock options             2,051       --       --
                                                        -------  -------  -------
   Ending balance                                        48,135   31,877   19,026
  Retained earnings:
   Beginning balance                                        (10)     662    9,361
   Net income (loss)                                     16,579     (672)  (8,699)
                                                        -------  -------  -------
   Ending balance                                        16,569      (10)     662
  Treasury stock:
   Beginning balance                                    $(3,791) $(3,791) $(3,892)
   Reissuance of treasury shares (18,265 shares)             --       --      101
                                                        -------  -------  -------
   Ending balance                                        (3,791)  (3,791)  (3,791)
  Notes receivable:
   Beginning balance                                     (1,868)  (4,504)    (496)
   Collection of notes receivable                         2,483    2,636      642
   Exercise of stock options                             (1,088)      --   (4,650)
                                                        -------  -------  -------
   Ending balance                                          (473)  (1,868)  (4,504)
  Foreign currency translation adjustment:
   Beginning balance                                        265     (966)    (829)
   Translation adjustment for the year                   (4,426)   1,231     (137)
                                                        -------  -------  -------
  Ending balance                                         (4,161)     265     (966)
                                                        -------  -------  -------
  Total shareholders' equity                            $56,462  $26,625  $10,571
                                                        =======  =======  =======

                            See accompanying notes.

                           NATIONAL MEDIA CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                    -------------------------
                                                      YEAR ENDED MARCH 31
                                                     1996     1995     1994
                                                    -------  -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                   $16,579  $  (672) $(8,699)
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
 Depreciation and amortization                        2,099    1,650    1,628
 Amortization of loan discount                          399      150       --
 Provision for deferred rent expense                    384      402      363
 Tax benefit from exercise of stock options           2,051       --       --
 Decrease (increase) in:
 Accounts receivable, net                           (18,242)   1,139   (3,577)
 Inventories                                         (8,591)  (3,987)    (360)
 Prepaid cable and advertising costs                 (3,936)    (370)    (662)
 Deferred costs                                      (2,282)     402      807
 Other current assets                                (1,060)    (395)    (106)
 Increase (decrease) in:
 Accounts payable                                     8,569     (415)   1,839
 Accrued expenses                                     9,505    4,713    6,422
 Deferred revenue                                     1,236   (1,456)    (903)
 Income taxes payable                                 1,044      300     (520)
 Other                                               (2,225)     440    1,548
                                                    -------  -------  -------
Net cash provided by (used in) operating
 activities                                           5,530    1,901   (2,220)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment                  (3,923)    (832)  (1,815)
Cost of companies acquired, net of cash acquired       (897)      --       --
                                                    -------  -------  -------
Net cash used in investing activities                (4,820)    (832)  (1,815)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of investment units           --    9,415       --
Proceeds from borrowings                                 --    5,000      442
Payments on long-term debt                             (166)    (952)  (1,565)
Exercise of stock options and warrants                5,085      242    1,022
Net (repayments) borrowings under lines of credit        --   (3,819)   2,334
Payments received on notes receivable                 2,483      492      583
                                                    -------  -------  -------
Net cash provided by financing activities             7,402   10,378    2,816
Effect of exchange rate changes on cash and cash
 equivalents                                         (3,174)     425      (34)
                                                    -------  -------  -------
Net increase (decrease) in cash and cash
 equivalents                                          4,938   11,872   (1,253)
Cash and cash equivalents at beginning of year       13,467    1,595    2,848
                                                    -------  -------  -------
Cash and cash equivalents at end of year            $18,405  $13,467  $ 1,595
                                                    =======  =======  =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
 Interest                                           $   528  $   546  $   339
                                                    =======  =======  =======
 Taxes on income                                    $   430  $    --  $    30
                                                    =======  =======  =======
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
Common stock issued upon exercise of stock options
 for notes receivable                               $ 1,088  $    --  $ 4,650
                                                    =======  =======  =======
Purchase of equipment financed by capital lease     $    --  $    --  $   442
                                                    =======  =======  =======
Common stock issued for acquisition                 $ 7,000  $    --  $    --
                                                    =======  =======  =======
Note payable and other liabilities used to finance
 acquisition                                        $ 1,496  $    --  $    --
                                                    =======  =======  =======
Issuance of stock to settle litigation              $   725  $ 1,700  $    --
                                                    =======  =======  =======
Settlement of severance expense with note
 receivable                                         $    --  $ 1,700  $    --
                                                    =======  =======  =======

                            See accompanying notes.

                           NATIONAL MEDIA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. DESCRIPTION OF BUSINESS

National Media Corporation is engaged in the direct marketing of consumer prod-ucts principally through television media. The Company currently brings infomercial programming to over 60 countries.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of National Media Corporation and its wholly-owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes to consolidated financial statements. Actual results could differ from those estimates.

Revenue Recognition and Reserve for Returned Merchandise
Product sales and retail royalty revenue are recognized when the product is shipped. Generally, it is the Company's policy to refund unconditionally the total price of merchandise returned within 30 days. The Company provides an al-lowance, based upon experience, for returned merchandise.

Cash and Cash Equivalents
For the purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when pur-chased to be cash equivalents.

Accounts Receivable
The allowance for doubtful accounts was $2,127,000 and $1,954,000 at March 31, 1996 and 1995, respectively.

Inventories
Inventories consist principally of products purchased for resale, and are stated at the lower of cost (determined by the first-in, first-out method) or market.

Property and Equipment and Depreciation and Amortization
Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method based on the estimated useful lives of the assets or lease terms.

Excess of Cost Over Net Assets Acquired and Other Intangible Assets
Excess of cost over net assets of acquired businesses ("goodwill") is being am-ortized by the straight-line method over 20 to 40 years. Other intangible as-sets are being amortized by the straight-line method over 2 to 5 years. Amorti-zation expense for excess of cost over net assets acquired and other intangible assets was $629,000, $336,000, and $415,000 for the years ended March 31, 1996,
1995, and 1994, respectively. The recoverability of goodwill is evaluated at the operating unit level by an analysis of operating results and consideration of other significant events or changes in the business environment. If an oper-ating unit has current operating losses and based upon projections there is a likelihood that such operating losses will continue, the Company will measure impairment on the basis of undiscounted expected future cash flows from opera-tions before interest for the remaining amortization period.

Show Production Costs
Costs related to the production of the Company's direct response televised ad-vertising programs are capitalized and amortized over the estimated useful life of the production. Show production expense was $8,630,000, $6,077,000, and $6,833,000 for the years ended March 31, 1996, 1995, and 1994, respectively. Production expense for 1996, 1995, and 1994 included $1,900,000, $1,100,000, and $2,600,000, respectively, for amounts written down related to unsuccessful shows.

                           NATIONAL MEDIA CORPORATION

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

Per Share Amounts
Income (loss) per share amounts have been computed based upon the weighted av-erage number of common shares and dilutive common equivalent shares (stock op-tions, warrants, and preferred stock) outstanding using the "if converted meth-od" in 1996 and 1995 and the "treasury stock" method in 1994. For 1996, net in-come used to compute primary earnings per share equals net income, plus after-tax interest expense incurred on outstanding long-term debt and after-tax in-terest income earned on the assumed investment of excess proceeds from the conversion of all outstanding warrants and stock options after repurchase using the treasury stock method of 20% of the Company's outstanding common stock. For 1995 and 1994, the effect of the exercise of stock options and warrants and the conversion of convertible preferred stock was not assumed in the calculation of loss per share because the effect was anti-dilutive.

Foreign Currency Translation
Results of operations for the Company's foreign subsidiaries are translated us-ing the average exchange rates during the period, while assets and liabilities are translated into U.S. dollars using the rate at the balance sheet date. Re-sulting translation adjustments are recorded as a component of shareholders' equity.

Accounting Standards Issued But Not Yet Adopted
In March 1995, the Financial Accounting Standards Board (FASB) issued Statement Number 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which addresses accounting for the impairment of long-lived assets such as property and equipment, identifiable intangible assets, and goodwill related to those assets. The prospective imple-mentation of FAS 121, which must be adopted in the first quarter of fiscal year 1997, is not expected to have a material effect on the Company's consolidated financial position or results of operations.

In October 1995, the FASB issued Statement Number 123 (FAS 123), "Accounting for Stock-Based Compensation," which prescribes accounting and reporting stan-dards for all stock-based compensation plans, including employee stock options and restricted stock plans. Under FAS 123, companies may adopt a fair value method of expense recognition for all stock-based compensation or continue to account for all stock-based compensation under the measurement standards of Ac-counting Principles Board Opinion Number 25 (APB 25), "Accounting for Stock Is-sued to Employees." The Company will continue to follow the accounting provi-sions of APB 25 in determining compensation expense and will provide the pro forma disclosures as required by Statement 123 beginning in fiscal 1997.

2. ACQUISITIONS

On October 25, 1995, the Company completed the acquisition of all of the issued and outstanding capital stock of DirectAmerica Corporation and California Pro-duction Group, Inc. (collectively, "DirectAmerica") for 554,456 shares of the Company's common stock valued at $7,000,000. The Company may be required to is-sue additional shares of common stock to the shareholders of DirectAmerica if royalties from sales of products for which DirectAmerica produced infomercials exceed $5,000,000 for a period ending January 31, 1997. Any additional shares issued will be recognized as an additional cost of the acquired enterprise. The acquisition was accounted for as a purchase and is included in the Company's financial statements from the date of acquisition. A

                          NATIONAL MEDIA CORPORATION
total of $8,500,000 in assets were acquired and included excess of cost over acquired assets of $7,800,000, which is being amortized over 20 years.

Had this purchase been made at April 1, 1994, pro forma unaudited condensed results from operations would have been as follows (in thousands, except per share data):

                                             -----------------
                                             YEAR ENDED MARCH
                                                    31
                                               1996     1995
                                             -------- --------
      Net revenues                           $293,365 $176,346
      Net income (loss)                      $ 16,279 $   (461)
      Primary income (loss) per share        $    .72 $   (.03)
      Fully diluted income (loss) per share  $    .69 $   (.03)

These pro forma amounts do not give effect to any shares of the Company's common stock which may be issued to the shareholders of DirectAmerica contingent upon certain revenue levels being achieved.

On October 16, 1995, the Company completed the purchase of assets related to the "Flying Lure" product from United Brands International Corp. and Langer Technologies, Inc. The purchase price of $1,900,000 included $1,000,000 pay-able in cash and a two-year promissory note bearing interest at 9.0% in the principal amount of $900,000. In addition, the Company agreed to pay $596,000 over three years for a covenant not to compete. The Company may be required to make additional payments of up to $6,000,000 if worldwide sales of "Flying Lure" products exceed certain targeted levels. Any such additional amounts will be recognized as additional cost of the "Flying Lure" assets. Total as-sets acquired, principally the brand name and product rights, non-compete and product development talent, were approximately $2,500,000. These amounts are included in excess of cost over net assets of acquired businesses and other intangible assets.

3. ACCRUED EXPENSES

Accrued expenses include the following (in thousands):

                                                   MARCH 31
                                                  1996   1995
                                                 ------ ------
      Allowance for product refunds and returns  $5,089 $3,371
      Accrual for management bonus                4,212     --
      Accrual for legal settlements                 573  1,875
      Accrual for media purchases                 2,298  3,207
      Accrual for sales and VAT tax               2,154  2,311

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                                      ---------------
                                                         MARCH 31
                                                       1996     1995
                                                      -------  ------
      Furniture, fixtures and office equipment        $11,877  $7,735
      Leasehold improvements                            1,074     938
      Equipment under capital leases                      442     720
                                                      -------  ------
                                                       13,393   9,393
      Less accumulated depreciation and amortization   (6,439) (4,980)
                                                      -------  ------
      Total                                           $ 6,954  $4,413
                                                      =======  ======

Depreciation and amortization expense for property and equipment, including equipment under capital lease, was $1,470,000, $1,314,000, and $1,213,000 for the years ended March 31, 1996, 1995, and 1994, respectively.

                           NATIONAL MEDIA CORPORATION

5. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consist of the following (in thou-sands):

                                        -------------
                                          MARCH 31
                                         1996   1995
                                        ------ ------
      Term loan, net of discount        $3,749 $3,350
      Note payable                         900     --
      Obligations under capital leases     281    447
                                        ------ ------
                                         4,930  3,797
      Less current portion                 876    184
                                        ------ ------
      Long-term portion                 $4,054 $3,613
                                        ====== ======

In October 1994, the Company obtained a $5,000,000 five-year secured term loan with an independent investor pursuant to a Note and Warrant Purchase Agreement. The Company issued to the investor a warrant (the "Loan Warrants") to purchase 2,250,000 shares (subject to adjustment) of common stock. The Loan Warrants are exercisable at a price of $4.80 per share of common stock at any time from and after September 30, 1995 until September 30, 2004. Based on an independent val-uation analysis, the Company valued the Loan Warrants at $1,800,000. The corre-sponding loan discount is being amortized over the life of the loan (60 months) and the amortization is included in interest expense. On April 20, 1995, the term loan was purchased by a bank. All material terms of the loan remained un-changed. The term loan bears interest on the unpaid principal amount at prime plus .5%, and is payable monthly. The term loan is payable in annual install-ments of $1,000,000 commencing December 1, 1996 with the remaining balance due September 30, 1999.

In November 1995, the Company obtained a $5,000,000 revolving line of credit (the "Line") from a bank pursuant to a Loan and Security Agreement. The Line, which was increased in May 1996 to allow for up to $5,000,000 of cash advances or a total of $7,500,000 of cash advances and letters of credit, is available until September 30, 1996 at which time its continuation will be considered. In-terest on cash advances under the Line will accrue at varying rates based, at the Company's option, on the bank's national commercial rate, the London Interbank Offering Rate (LIBOR) plus 1.0% or for amounts outstanding up to a maximum amount of $1,000,000, a rate of 1.0% over the bank's certificate of de-posit rate. The agreement requires the Company to pay an annual fee of .5% on the unused portion of the Line and maintain an average quarterly compensating balance of $2,500,000 subject to a .25% deficiency fee. Advances under the Line are limited to 70% of qualified domestic receivables, 30% of domestic inventory with a $1,500,000 maximum cap, and 20% of prepaid media. At March 31, 1996, there were no borrowings outstanding under this facility, however, $3,800,000 of the Line was used for the issuance of letters of credit.

The term loan and the Line are secured by a lien on all of the inventory, re-ceivables, trademarks, tradenames, service marks, copyright and all other as-sets of the Company and its subsidiaries. Such lien on certain nondomestic as-sets of the Company is subordinate to a lien held by Barclays Bank PLC. At present, the Company has an overdraft line with Barclays Bank PLC in the amount of (Pounds)200,000 (approximately $300,000). The Line is also secured by the pledge of a certificate of deposit in the amount of $1,000,000. Under its agreements with the bank, the Company is subject to certain restrictions, in-cluding the payment of dividends, and must comply with covenants including the maintenance of specific ratios. The Company is in compliance with these re-strictions and covenants. The face value of the Company's debt approximates its fair value.

                           NATIONAL MEDIA CORPORATION

Long-term debt maturities and payments due under capital lease obligations are as follows (in thousands):

                              -----------------------
        YEAR
       ENDING                 LONG-TERM CAPITAL LEASE
      MARCH 31                  DEBT     OBLIGATIONS
      --------                --------- -------------
       1997                    $1,250       $137
       1998                     1,650        117
       1999                     1,000         75
       2000                     2,000         --
                               ------       ----
                                5,900        329
      Less: Interest portion       --         48
        Loan discount           1,251         --
                               ------       ----
          Total                $4,649       $281
                               ======       ====

6. SERIES B CONVERTIBLE PREFERRED STOCK

In October 1994, the Company authorized the issuance of a series of preferred stock designated "Series B Convertible Preferred Stock," par value $.01 per share, consisting of 400,000 shares, of which a total of 255,796 shares were issued in connection with the private placements, as described in Note 12. At March 31, 1996, there were 136,375 shares outstanding.

Each share of preferred stock is valued at $40.00 per share for conversion pur-poses and is presently convertible at the option of the holder into shares of common stock at a price of $4.00 per share of common stock (subject to adjust-ment). The holders of shares of preferred stock shall be entitled to receive dividends declared on the common stock as if the shares of preferred stock had been converted into shares of common stock. Except as to the election of direc-tors, each share of preferred stock has voting rights equivalent to the total number of shares of common stock into which the share of the preferred stock is convertible. The holders of the preferred stock, voting as a class, have the right to elect two directors; the holders of the common stock, voting as a class, have the right to elect the remaining directors. The preferred stock-holders' right to elect two directors terminates under certain circumstances.

At March 31, 1996, there were approximately 9,566,000 shares of common stock reserved for conversion of preferred stock, for exercise of stock options and warrants, for issuance under the 1995 Management Incentive Plan, and for matching contribu-tions under the Company's 401-K plan. The Company would receive proceeds of approximately $47,000,000 upon exercise of all options and warrants currently outstanding.

7. INCOME TAXES

The components of income tax expense are as follows (in thousands):

                                              ---------------------------------
                                              FEDERAL  STATE   FOREIGN   TOTAL
                                              -------  ------  -------  -------
1996
Current (1)                                   $ 9,722  $1,174  $1,258   $12,154
Deferred                                       (4,825)   (761)  1,324    (4,262)
Benefit of net operating loss carryforward     (4,367)                   (4,367)
                                              -------  ------  ------   -------
Provision for income taxes                    $   530  $  413  $2,582   $ 3,525
                                              =======  ======  ======   =======
1995
Current                                       $    --  $  100  $  200   $   300
Deferred                                         (495)     --     495        --
                                              -------  ------  ------   -------
Provision for income taxes                    $  (495) $  100  $  695   $   300
                                              =======  ======  ======   =======
1994
Current                                       $    --  $   --  $   --   $    --
Deferred                                          209      --    (209)       --
                                              -------  ------  ------   -------
Provision for income taxes                    $   209  $   --  $ (209)  $    --
                                              =======  ======  ======   =======

- ---------
(1) In 1996, current income taxes payable were reduced by approximately $2,100,000 due to the exercise of employee stock options that are deduct-ible for income tax purposes but do not affect net income.

                           NATIONAL MEDIA CORPORATION

Pretax income (loss) was taxed under the following jurisdictions (in thou-sands):

                     ------------------------
                      1996    1995     1994
                     ------- -------  -------
      United States  $15,525 $(1,530) $(7,979)
      Foreign          4,579   1,158     (720)
                     ------- -------  -------
      Total          $20,104 $  (372) $(8,699)
                     ======= =======  =======

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                    -----------------
                                                        MARCH 31
                                                     1996      1995
                                                    -------  --------
      Deferred tax assets:
       Net operating loss carryforwards             $ 4,883  $  9,493
       Alternative minimum tax credit carryforward      724       469
       Investment tax credit carryforward                66        66
       Accrued vacation and severance pay               207       785
       Inventory and accounts receivable reserves     2,416     1,824
       Reserve for legal settlements                    572       840
       Other                                            559       546
                                                    -------  --------
      Total deferred tax assets                       9,427    14,023
      Valuation allowance                            (5,321)  (10,451)
                                                    -------  --------
      Deferred tax assets                             4,106     3,572
      Deferred tax liabilities:
       Prepaid media and other costs                  1,282     1,078
       Tax over book depreciation                       393       360
       Deferred production costs                        731       682
       Deferred sales                                 1,700     1,452
                                                    -------  --------
      Total deferred tax liabilities                  4,106     3,572
                                                    -------  --------
      Net deferred tax asset                        $    --  $     --
                                                    =======  ========

The decrease in the valuation allowance recorded against deferred tax assets is primarily allocable to the utilization of U.S. net operating loss carryforwards from March 31, 1995 to March 31, 1996.

A reconciliation of the Company's provision for income taxes to the provision for income taxes at the U.S. federal statutory rate of 35% is as follows (in thousands):

                                                       ----------------------
                                                       YEAR ENDED MARCH 31
                                                        1996   1995    1994
                                                       ------  -----  -------
      Tax expense (benefit) at statutory rate          $7,036  $(126) $(2,958)
      Tax effect of:
       Net operating loss                                  --    126    2,958
       Utilization of net operating loss carryforward  (4,367)    --       --
       Foreign income taxes                               980    200       --
       State and local income taxes                       268    100       --
       Nondeductible items                                301     --       --
       Other                                             (693)    --       --
                                                       ------  -----  -------
      Income tax expense                               $3,525  $ 300  $    --
                                                       ======  =====  =======

                           NATIONAL MEDIA CORPORATION

At March 31, 1996, the Company has the following loss and credit carryforwards for tax purposes (in thousands):

                                      --------------------
                                      AMOUNT   EXPIRATION
                                      ------- ------------
      U.S. net operating loss         $13,953 2009 to 2010
      Alternative minimum tax credit      724  unlimited
      Investment tax credit                66 1998 to 2001

The U.S. net operating loss carryforward is related primarily to the exercise of employee stock options. For financial reporting purposes, a valuation allow-ance has been recognized to offset the deferred tax assets related to the en-tire U.S. net operating loss carryforward. If that portion of the loss carryforward related to the exercise of stock options is realized, the result-ing tax benefit will be recorded directly to shareholders' equity.

Undistributed earnings of the Company's foreign subsidiaries amounted to ap-proximately $7,400,000 at March 31, 1996. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Distribution of those earnings in the form of dividends or otherwise would be subject to U.S. income taxes, re-duced by foreign tax credits.

8. SEVERANCE TO FORMER CHAIRMAN

In September 1994, the Chairman of the Board and Chief Executive Officer of the Company resigned. In connection with his resignation, he and the Company exe-cuted a letter agreement. The Company recorded severance expense of $2,650,000 in fiscal year 1995, pursuant to the terms of the letter agreement and the terms of his employment agreement. In connection with the former Chairman's resignation as a member of the Company's Board of Directors and the Company's settlement of the ValueVision litigation as discussed in Note 14, the Company and the former Chairman entered into further agreements in part amending the earlier agreements. Pursuant to such agreements, the Company (i) paid the for-mer Chairman $50,000 per month through March 31, 1995, (ii) forgave two notes made by the former Chairman, in the principal amount of $1,646,189, (iii) ac-celerated the vesting of 750,000 options to acquire shares of the Company's common stock in accordance with the terms of his employment agreement, and (iv) retained the former Chairman as a consultant for a term of 36 months at a cost of $300,000. He will continue to be eligible to participate in the 1991 Option Plan until 90 days after the termination of his services as a consultant.

9. STOCK OPTIONS

The Company has stock option plans under which, as amended, a maximum of 5,065,000 shares of common stock may be issued upon exercise of incentive or nonincentive stock options, special options, or stock appreciation rights granted pursuant to such plans. To date, the exercise price of options issued under the Plans has been market or related to market. All employees of the Com-pany, as well as directors, officers, and third parties providing services to the Company are eligible to participate in the Plans.

Pursuant to employment agreements with various officers of the Company who en-tered into employment agreements after August 31, 1991, as well as certain other agreements, the Board of Directors has authorized the grant of options to purchase up to 1,232,000 shares of common stock at exercise prices equal to the market price at the time of grant. In each case, the grant of option was an in-ducement to the execution of an employment or other agreement.

                          NATIONAL MEDIA CORPORATION

Options granted vest over a period ranging from the date of grant up to a max-imum of three years. Options may be exercised up to a maximum of 10 years from date of grant.

                                                           ------------
                                                           SHARES UNDER
                                                              OPTION
                                                           ------------
      Outstanding at April 1, 1993                            2,723,924
      Granted                                                 1,590,000
      Exercised at average of $2.76 per share                (2,052,418)
      Expired and canceled                                     (181,666)
                                                           ------------
      Outstanding at March 31, 1994                           2,079,840
      Granted                                                 1,165,590
      Exercised at average of $5.84 per share                   (41,500)
      Expired and canceled                                     (295,834)
                                                           ------------
      Outstanding at March 31, 1995                           2,908,096
      Granted                                                   350,000
      Exercised at average of $4.22 per share                (1,219,099)
      Expired and canceled                                     (116,665)
                                                           ------------
      Outstanding at March 31, 1996                           1,922,332
                                                           ============
      Exercisable at March 31, 1996                           1,384,004
                                                           ============
      Exercise price                                       $3.88-$12.99
                                                           ============
      Shares available for future grant at March 31, 1996        26,681
                                                           ============
      Shares available for future grant at March 31, 1995        70,016
                                                           ============

The 26,681 shares available for future grant do not include 190,000 stock op-tions granted in connection with certain officers' employment agreements with the Company. In the event such options are not approved by the Company's stockholders, such options shall be deemed automatically to be converted into stock appreciation rights having an established price of $12.99 per share and otherwise having terms and conditions similar to such options.

10. NOTES RECEIVABLE, DIRECTORS, OFFICERS, EMPLOYEES, CONSULTANTS, AND OTHERS

The note receivable of $473,000 at March 31, 1996 was received in connection with the issuance of common stock upon exercise of stock options. The note bears interest at a rate of 5.50% per annum and is payable on the earlier of the sale of any of the shares of common stock acquired upon such exercise or the termination of the obligor's employment with the Company.

11. STOCK PURCHASE RIGHTS

On January 13, 1994, the Company distributed one preferred share purchase right on each outstanding share of its common stock. The rights will become exercisable only if, without the Company's consent or waiver, a person or group acquires 15% or more of the Company's outstanding common stock or an-nounces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the Company's outstanding common stock. Each right will entitle shareholders to buy one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $40. In addition, upon the occurrence of certain events, the holders of rights will thereafter have the right to receive, upon exercise at the then-current exercise price, common stock (or, in certain circumstances, cash, property, or other securities of the Company) having a value equal to two times the exer-cise price of the right. In the event that the Company is acquired in a merger or other business combination, or 50% or more of the Company's assets or earn-ing power is sold, proper provision will be made so

                          NATIONAL MEDIA CORPORATION
that each holder of a right will thereafter have the right to receive, upon exercise at the then-current exercise price of the right, common stock of the acquiring or surviving company having a value equal to two times the exercise price of the right. Any rights that are, or were, under certain circumstances, beneficially owned by such a 15% owner will immediately become null and void.

The holders of rights, as such, have no rights as stockholders of the Company. The Company has the ability to redeem the rights at $.001 per right until the occurrence of certain specified events.

12. EQUITY INVESTMENT

During the year ended March 31, 1995, the Company raised a total of $9,415,000 (net of $872,000 of offering costs) through the sale, in privately negotiated transactions, of a total of 255,796 investment units ("Units"). Each Unit con-sisted of one share of preferred stock, par value $.01 per share, of the Com-pany and a warrant (the "Warrants") to purchase twelve (12) shares (subject to adjustment) of common stock, par value $.01 per share, of the Company. Each share of preferred stock is valued at $40 per share for conversion purposes, is convertible into common stock at a price of $4.00 per common share (subject to adjustment) and carries no preferred dividend right. The Warrants are exer-cisable at a price of $4.80 per share of common stock, except for those appli-cable to 3,546 Units which are exercisable at a price of $5.74 per share of common stock. At March 31, 1996, 243,296 warrants to acquire 2,919,552 shares of the Company's common stock were outstanding and exercisable, and expire be-tween October 5, 2004 and December 19, 2004.

Certain executive officers and directors of the Company participated in the aforementioned private placement acquiring 17,921 Units. The purchase price of these Units was at the same prices as offered to other investors.

13. COMMITMENTS AND CONTINGENCIES

The Company rents warehouse and office space under various operating leases which expire through December 2013 including a lease with a related party as described in Note 16. Future minimum lease payments (exclusive of real estate taxes and other operating expenditures) as of March 31, 1996 under noncancel-able operating leases with initial or remaining terms of one year or more are as follows for the years ended March 31 (in thousands):

      1997        $ 1,848
      1998          1,661
      1999          1,423
      2000          1,395
      2001          1,293
      Thereafter   12,198
                  -------
                  $19,818
                  =======

Rent expense under various operating leases aggregated $2,335,000, $2,119,100, and $2,483,500 in 1996, 1995, and 1994, respectively. Subleased building space rental income aggregated $85,300, $140,500, and $148,600 for 1996, 1995, and
1994, respectively.

During fiscal year 1996, the Company expended $86,518,000 on media purchases, a portion of which were made under long-term agreements. According to the terms of one such agreement between the Company and a cable television network which extends through December 1997, the Company is obligated to purchase a specific number of television hours per calendar year. The agreement is can-celable by the cable television network with six months' written notice, only in the event that it decides to telecast its own programming on a 24-hours-per-day basis. In addition, the Company has long-term agreements with certain Pan European satellite channels to purchase a specific number of television hours per week at a minimum guaranteed amount. These contracts expire at vari-ous dates from August 1997 to July 1999. Total commitments under these media contracts are: $33,768,000 in 1997; $28,879,000 in 1998; $10,261,000 in 1999;
and $889,000 in 2000.

                          NATIONAL MEDIA CORPORATION

14. LITIGATION AND REGULATORY MATTERS

Shareholders' Federal Class Actions
In fiscal year 1996, the Company settled a class action complaint involving allegations concerning disclosure by the Company of its ongoing relationship with Positive Response Television, Inc., an infomercial producer, and Ronic, S.A., a supplier of the Company. The settlement resulted in cash payments by the Company's insurer of $2,175,000 and the issuance of 106,000 shares of com-mon stock. The Company recorded a charge in fiscal year 1995 of $725,000 in connection with this matter.

Terminated Tender Offer and Merger Agreement with ValueVision International,
Inc.
In April 1994, the Company filed suit in federal court against ValueVision In-ternational, Inc. ("ValueVision") alleging that ValueVision had wrongfully terminated its amended tender offer. In May 1994, ValueVision answered the Company's complaint and set forth various counterclaims. In April 1995, par-ties to this litigation entered into a settlement agreement. In connection with the settlement agreement, the Company and ValueVision executed a Telemarketing, Production and Post-Production Agreement (the "Telemarketing Agreement") and a Joint Venture Agreement. Pursuant to the Telemarketing Agreement, ValueVision is obligated to provide to the Company over a three-year period inbound telephone call-taking services at rates more favorable than those currently being paid by the Company. ValueVision is also obligated to provide to the Company certain production and post-production services.

As additional consideration for the services to be provided by ValueVision un-der the Telemarketing Agreement, the Company granted to ValueVision warrants (the "Warrants") to purchase up to 500,000 shares of the Company's common stock at a price of $8.865 per share (subject to adjustment pursuant to the antidilution provisions of the Warrants). This price was based on a premium over the average 20-day market value prior to the date of settlement. The War-rants will vest with respect to an equal number of shares on each of the thir-teen-month, 2-year and 3-year anniversaries of the effective date (November 24, 1995), provided that ValueVision satisfies certain conditions. The War-rants will expire on the tenth anniversary of the effective date.

As part of the settlement, the Company and ValueVision also entered into a Joint Venture Agreement. Pursuant to the Joint Venture Agreement, the Company is required, subject to certain exceptions, to negotiate in good faith with ValueVision to form a joint venture to pursue home shopping opportunities out-side of the United States and Canada before pursuing such opportunities by it-self or with certain third parties. ValueVision granted the Company similar rights with respect to infomercial opportunities ValueVision may have outside the United States and Canada.

In connection with the matters discussed above, the Company (1) reimbursed its former Chairman $50,000 for certain legal costs, (2) paid substantially all amounts due to the former Chairman under the Consulting Agreement described in
Note 8, and (3) paid $220,000 in connection with the early termination of the lease described in Note 16.

The issuance of the Warrants to ValueVision required the prior consent of the holders of the promissory notes issued pursuant to the Note Agreement as dis-cussed in Note 5. As an inducement to the Noteholders to permit the issuance of the Warrants, the Company issued the Noteholders warrants (the "Waiver War-rants") to purchase 500,000 shares of the Company's common stock at a price of $10.00 per share. At March 31, 1996, there were warrants to purchase 490,000 shares outstanding. These warrants expire on November 28, 1996.

Shareholders' Class Actions
In 1994, class action lawsuits were filed in federal court and Delaware Chan-cery Court against the Company and certain of its present and former officers and directors in connection with an aborted merger transaction with ValueVision. In April 1995, the Company and other parties to the litigation entered into agreements in principle to settle these actions. These agreements provide for cash payments of $1,500,000, 75% of which will be paid by the Company's insurer. The Company recorded a charge of $375,000 for its portion of the settlement. In April 1996

                           NATIONAL MEDIA CORPORATION
the lawsuits in the Delaware court were settled for $350,000 with the Company remitting $87,500 representing its portion of the settlement. The consummation of the federal court settlement is subject, among other things to the approval of the court.

Consumer Product Safety Commission Investigation
In February 1994, the staff of the Consumer Product Safety Commission (CPSC) notified the Company that it had made a preliminary determination that a par-ticular model of the Company's Juice Tiger product presents a "substantial product hazard," under the Consumer Product Safety Act. The CPSC staff re-quested the Company to take voluntary corrective action to ameliorate such al-leged product hazard. While the Company has disputed that the model in question presents a substantial product hazard, the Company and the CPSC staff recently agreed upon the form and nature of voluntary action proposed by the Company to address the CPSC staff's concerns. The Company has implemented the agreed upon plan. The Company also received notification of a provisional acceptance of a proposed form of settlement agreement with the Company, which includes a civil penalty. The cost of implementing the corrective plan and the civil penalty, as well as the other terms of the settlement agreement, will not have a material adverse effect on the Company's financial condition or results of operations if the settlement agreement is finalized in the proposed form.

Ab Roller Plus Patent Litigation
On March 1, 1996, Precise Exercise Equipment ("Precise") filed suit in the United States District Court for the Central District of California against certain parties, including the Company, alleging patent infringement, unfair competition and other intellectual property claims. Such claims relate to an alleged infringement of Precise's patent for an exercise device. The suit claims that a product marketed by the Company pursuant to a license granted by a third party violates Precise's patent. Pursuant to the terms of such license, the third party is contractually obligated to indemnify the Company in this suit. The suit seeks an injunction and treble damages. The Company's indepen-dent legal counsel has issued an opinion to the Company that the product mar-keted by the Company does not infringe upon Precise's patent. Management does not believe that the disposition of this matter will have a material adverse effect on the Company's results of operations or financial condition.

Other Matters
The Company, in the normal course of its business, is a party to litigation re-lating to trademark and copyright infringement, product liability, contract-re-lated disputes, and other actions. It is the Company's policy to vigorously de-fend all such claims and enforce its rights in these areas. The Company does not believe any of these actions either individually or in the aggregate, will have a material adverse effect on the Company's results of operations or finan-cial condition.

15. RETIREMENT PLAN

All of the Company's U.S. full-time employees may participate in a 401(k) de-fined contribution plan. The Company matches employee contributions at levels that depend on the return on equity of the Company each year. Expense recog-nized for the plan was $110,000, $40,000, and $12,500 for the years ended March 31, 1996, 1995, and 1994, respectively.

16. RELATED PARTY TRANSACTIONS

The Company leases office space in a building owned by a real estate company owned by the Company's former Chairman of the Board and CEO. The Company has exercised its option to terminate the lease, effective October 31, 1997. Rental expense is $37,000 per month.

                          NATIONAL MEDIA CORPORATION

17. SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one industry segment and is engaged in the direct mar-keting of products principally through television. Information as to the Company's operations by geographic area, is set forth below (in thousands):

                                             ----------------------------
                                               1996      1995      1994
                                             --------  --------  --------
      Revenues from unaffiliated customers:
       U.S. and Canada                       $141,642  $ 95,714  $126,580
       Europe                                  56,406    50,513    46,022
       Asia                                    94,559    29,940        --
                                             --------  --------  --------
      Total                                  $292,607  $176,167  $172,602
                                             ========  ========  ========
      Operating income (loss):
       U.S. and Canada                       $  4,080  $  1,800  $ (1,100)
       Europe                                   5,384     2,008         5
       Asia                                    15,728     3,062        --
       Unallocated corporate expenses          (4,073)   (6,553)   (7,304)
                                             --------  --------  --------
      Total                                  $ 21,119  $    317  $ (8,399)
                                             ========  ========  ========
      Identifiable assets:
       U.S. and Canada                       $ 73,051  $ 28,191  $ 27,780
       Europe                                  19,106    27,779    19,695
       Asia                                    24,391     8,173        --
                                             --------  --------  --------
      Total                                  $116,548  $ 64,143  $ 47,475
                                             ========  ========  ========

Operating income is net income before interest and income taxes.

18. UNUSUAL CHARGES

The year ended March 31, 1995 includes unusual charges of $2,868,000 consist-ing primarily of costs and legal fees related to the settlement of various litigation and disputes.

Included in the unusual charges of $9,049,000 for the year ended March 31, 1994 is $5,265,000 for certain legal settlements and related legal fees, $1,000,000 related to the relocation of the fulfillment center; $1,268,000 in costs associated with anti-takeover defenses and the terminated tender offer and agreement of merger; $725,000 in severance related to personnel reduc-tions; $591,000 in costs associated with two aborted stock offerings; and $200,000 of other charges.

19. SUBSEQUENT EVENTS

On May 17, 1996, the Company acquired all of the issued and outstanding capi-tal stock of Positive Response Television, Inc. ("PRTV"), a publicly traded direct marketing company and a producer of infomercials, through a tax-free merger (the "Merger").

Pursuant to the terms of the Merger, each outstanding share of common stock of PRTV has been converted into the right to receive .4512 shares of the Company's common stock. Approximately 1,625,627 shares of the Company's common stock were issued in connection with the Merger. These shares have a value of approximately $23,000,000 based on the Company's closing stock price as of the date the parties reached agreement on the transaction. In addition, an aggregate of 211,146 shares of the Company's common stock, representing .0586 shares of the Company's common stock for each share of PRTV common stock outstanding at the effective time of the Merger, have been deposited into an escrow account and will be deliverable, if at all within 18 months, only

                           NATIONAL MEDIA CORPORATION
upon the realization of the value of certain assets. The acquisition will be accounted for as a purchase and will be included in the Company's financial statements from the date of acquisition.

On May 1, 1995, a purported class action suit was filed in the United States District Court for the Central District of California against PRTV and its principal executive officers alleging that PRTV has made false and misleading statements in its public filings, press releases and other public statements with respect to its business and financial prospects. The suit was filed on behalf of all persons who purchased PRTV Common Stock during the period from January 4, 1995 to April 28, 1995. The suit seeks unspecified compensatory damages and other equitable relief. An amended complaint was filed on June 9, 1995, which added more plaintiffs and expanded the class period from November 1994 to April 28, 1995. PRTV moved to dismiss the amended complaint and the amended complaint was dismissed in late July 1995. On or about September 25, 1995, the plaintiffs filed a second amended complaint, which added additional officers as defendants and attempted to set forth new facts to support plaintiffs' entitlement to legal relief. On October 31, 1995, PRTV again moved to dismiss plaintiffs' entire action. Management does not believe that the disposition of this matter will have a material adverse effect on the Company's financial condition.

In late May 1996, the Company executed definitive agreements to acquire all of the outstanding capital stock of Prestige Marketing International Limited and Prestige Marketing Limited (collectively, "Prestige") and all of outstanding capital stock of Suzanne Paul Holdings Pty. Limited and its two direct response television marketing subsidiaries (collectively "Suzanne Paul"). These acquisitions are subject to certain regulatory notifications and are expected to be consummated in early July 1996.

The aggregate consideration to be paid by the Company for Prestige and Suzanne Paul of approximately $21,800,000 consists of $4,200,000 in cash, $2,800,000 for a note payable maturing on December 5, 1996, and the issuance of 787,879 shares of the Company's common stock with a value of approximately $14,800,000 based on the Company's closing stock price as of the date the parties executed the definitive agreement. The Company may pay up to an aggregate of an additional $5,000,000 in common stock, valued at the present market prices, in 1997 and 1998, contingent upon levels of net income achieved in those years by Prestige and Suzanne Paul. The acquisitions will be accounted for as purchases. Upon consummation of such acquisitions, the Company will also fund approximately $4,600,000 in dividends payable by Suzanne Paul.

Had the purchases of PRTV, Prestige and Suzanne Paul been made at April 1, 1995, pro forma unaudited condensed results from operations for the year ended March 31, 1996 would have been as follows (in thousands, except per share data):

      Net revenues                    $374,889
      Net income                      $ 16,024
      Primary income per share        $    .64
      Fully diluted income per share  $    .61

The pro forma information does not purport to be indicative of the combined results of operations that would have been reported had the transactions taken place on April 1, 1995 or of future results of operations and does not reflect synergies or cost savings that may be realized as a result of the acquisitions, particularly PRTV.

                                                                   SCHEDULE VIII



                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)


                                                      ADDITIONS
                                               ---------------------------
                                 Balance at    Charged to
                                beginning of   costs and      Charged to                    Balance at end
         Description               period       expenses    other accounts    Deductions      of period
         -----------            ------------   ----------   --------------   ------------   --------------
Year ended March 31, 1996:
- -------------------------
Allowance for doubtful
   accounts..................         $1,954      $ 1,194                    $ 1,021/(1)/           $2,127
                                      ======      =======                    =======                ======
Reserve for refunds..........         $3,371      $29,705                    $27,987/(2)/           $5,089
                                      ======      =======                    =======                ======
Year ended March 31, 1995:
- -------------------------
Allowance for doubtful
   accounts..................         $  906      $ 1,300                    $   252/(1)/           $1,954
                                      ======      =======                    =======                ======
Reserve for refunds..........         $3,193      $29,423                    $29,245/(2)/           $3,371
                                      ======      =======                    =======                ======
Year ended March 31, 1994:
- -------------------------
Allowance for doubtful
   accounts..................         $  581      $   742                    $   417/(1)/           $  906
                                      ======      =======                    =======                ======
Reserve for refunds..........         $2,310      $22,205                    $21,322/(2)/           $3,193
                                      ======      =======                    =======                ======

__________________________

(1) Uncollectible accounts written off, net of recoveries.

(2) Refunds on products sold.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                NATIONAL MEDIA CORPORATION

Date:  June 14, 1996            /s/ Mark P. Hershhorn
                                -----------------------------------------------
                                Mark P. Hershhorn
                                President, Chief Executive Officer
                                (Principal Executive Officer) and Director

Date:  June 14, 1996            /s/ James M. Gallagher
                                ------------------------------------------------
                                James M. Gallagher
                                Vice President and Chief Financial Officer
                                (Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Date:  June 14, 1996            /s/ Brian McAdams
                                ------------------------------------------------
                                Brian McAdams
                                Chairman of the Board, Chairman of the
                                Executive Committee and Director

Date:  June 14, 1996            /s/ David J. Carman
                                ------------------------------------------------
                                David J. Carman
                                Executive Vice President of the Company,
                                President and Chief Executive Officer of Quantum
                                International, Ltd. and Director

Date:  June 14, 1996            /s/ Charles L. Andes
                                ------------------------------------------------
                                Charles L. Andes
                                Director

Date:  June 14, 1996            /s/ Constantinos I. Costalas
                                ------------------------------------------------
                                Constantinos I. Costalas, Vice Chairman of
                                the Board, Director

Date:  June 14, 1996            /s/ Michael J. Emmi
                                ------------------------------------------------
                                Michael J. Emmi
                                Director

Date:  June 14, 1996            /s/ Frederick S. Hammer
                                ------------------------------------------------
                                Frederick S. Hammer
                                Director

Date:  June 14, 1996            /s/ Jon W. Yoskin II
                                ------------------------------------------------
                                Jon W. Yoskin II
                                Director

Date:  June 14, 1996            /s/ Ira M. Lubert
                                ------------------------------------------------
                                Ira M. Lubert
                                Director

Date:  June 14, 1996            /s/ Albert R. Dowden
                                ------------------------------------------------
                                Albert R. Dowden
                                Director

Date:  June 14, 1996            /s/ William M. Goldstein
                                ------------------------------------------------
                                William M. Goldstein
                                Director

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT NO.
- -----------

11.1          Statement Re: Computation of Per Share Earnings

21.1          Subsidiaries of the Company

23.1          Consent of Independent Auditors

27.1          Financial Data Schedule