Form 10-Q
period 1996-06-30
NATIONAL MEDIA CORP
filed 1996-08-13
CIK 70412

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 1996

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to               .
                               ---------------    --------------

Commission File Number 1-6715


                           NATIONAL MEDIA CORPORATION
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                    13-2658741
 ------------------------------            ------------------------------------
   (State or jurisdiction of               (I.R.S. Employer Identification No.)
 incorporation or organization)


               1700 Walnut Street, Philadelphia, PA 19103
- ------------------------------------------------------------------------
          (Address of principal executive officers) (Zip Code)

Registrant's telephone number, including area code:  (215) 772-5000
                                                    ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes    |X|          No     |_|


There were 23,341,656 issued and outstanding shares of the registrant's common stock, par value $.01 per share, at August 6, 1996. In addition, there were 711,930 shares of treasury stock as of such date.

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES

                                      INDEX

                                                                           Page

Facing Sheet ...............................................................1

Index.......................................................................2

Part I.  Financial Information

         Item 1.  Financial Statements (unaudited)
                  Condensed Consolidated Balance Sheets at
                    June 30, 1996 and March 31, 1996........................3

                  Condensed Consolidated Statements of Operations
                    Three months ended June 30, 1996 and 1995...............4

                  Condensed Consolidated Statements of Cash Flows
                    Three months ended June 30, 1996 and 1995...............5

                  Notes to Condensed Consolidated Financial Statements......6

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations..........10


Part II. Other Information

         Item 1.  Legal Proceedings .......................................14

         Item 6.  Exhibits and Reports on Form 8-K.........................16

Signatures.................................................................17

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
          (In thousands, except number of shares and per share amounts)


                                                                                        June 30,          March 31,
                                                                                         1996               1996
                                                                                    -------------     ----------------
                                                                                     (Unaudited)      (See Note Below)
Current assets:
   Cash and cash equivalents.......................................................       $19,063             $18,405
   Accounts receivable (net) ......................................................        38,852              32,051
   Inventories ....................................................................        27,101              22,605
   Prepaid media ..................................................................         5,442               4,271
   Prepaid show production ........................................................         7,402               5,469
   Deferred costs .................................................................         5,336               4,102
   Prepaid expenses and other assets ..............................................         3,199               2,339
   Deferred income taxes ..........................................................         3,142               3,142
                                                                                    -------------       -------------
     Total current assets .........................................................       109,537              92,384

Property and equipment (net) ......................................................         8,635               6,954
Excess of cost over net assets of acquired businesses and other
   intangible assets (net) ........................................................        32,840              14,303
Other assets ......................................................................         5,773               2,907
                                                                                    -------------       -------------
   Total assets ...................................................................      $156,785            $116,548
                                                                                    =============       =============

Current liabilities:
   Accounts payable ...............................................................       $12,213             $20,412
   Accrued expenses ...............................................................        30,428              26,510
   Deferred revenue ...............................................................         2,046               1,771
   Income taxes payable ...........................................................         2,659               1,344
   Deferred income taxes ..........................................................         2,749               2,749
   Current portion of long-term debt and capital lease obligations.................        10,482                 876
                                                                                    -------------       -------------
     Total current liabilities ....................................................        60,577              53,662

Long-term debt and capital lease obligations ......................................         4,067               4,054
Deferred income taxes .............................................................           393                 393
Other liabilities .................................................................         1,983               1,977

Shareholders' equity:
   Preferred stock, $.01 par value; authorized 10,000,000
   shares; issued 122,000 and 136,375 shares Series B convertible preferred
   stock, respectively ............................................................             1                   1
   Common stock, $.01 par value; authorized 50,000,000 shares;
     issued 20,344,155 and 18,177,292 shares, respectively ........................           203                 182
   Additional paid-in capital .....................................................        77,014              48,135
   Retained earnings ..............................................................        21,119              16,569
   Treasury stock, 711,930 and 686,710 shares, respectively, at cost ..............       (4,273)             (3,791)
   Notes receivable, directors, officers, employees, consultants and others .......             -               (473)
   Foreign currency translation adjustment ........................................       (4,299)             (4,161)
                                                                                    -------------       -------------
     Total shareholders' equity ...................................................        89,765              56,462
                                                                                    -------------       -------------
     Total liabilities and shareholders' equity ...................................      $156,785            $116,548
                                                                                    =============       =============

Note: The balance sheet at March 31, 1996 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See notes to condensed consolidated financial statements.

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                    (In thousands, except per share amounts)


                                                                                 Three months ended June 30,
                                                                         --------------------------------------------


                                                                                 1996                      1995
                                                                         --------------------      ---------------------
Revenues:
   Product sales ...................................................                 $102,922                    $63,798
   Retail royalties ................................................                    5,187                      1,158
   Sales commissions and other revenues ............................                    1,191                         89
                                                                         --------------------      ---------------------
     Net revenues ..................................................                  109,300                     65,045

Operating costs and expenses:
   Media purchases .................................................                   37,576                     20,683
   Direct costs ....................................................                   53,241                     33,983
   Selling, general and administrative .............................                   11,128                      7,029
   Interest expense ................................................                      305                        240
                                                                         --------------------      ---------------------
     Total operating costs and expenses ............................                  102,250                     61,935
                                                                         --------------------      ---------------------
Income before income taxes .........................................                    7,050                      3,110
Income taxes .......................................................                    2,500                        508
                                                                         --------------------      ---------------------

Net income .........................................................                 $  4,550                    $ 2,602
                                                                         ====================      =====================

Income per common and common equivalent share:
   Primary .........................................................                $     .18                   $    .13
                                                                         ====================      =====================

   Fully-diluted ...................................................                $     .18                   $    .13
                                                                         ====================      =====================


Weighted average number of common and common equivalent shares outstanding:
   Primary .........................................................                   25,345                     22,113
                                                                         ====================      =====================

   Fully-diluted ...................................................                   25,345                     22,113
                                                                         ====================      =====================


            See notes to condensed consolidated financial statements.

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                 (In thousands)


                                                                                 Three months ended June 30,
                                                                         --------------------------------------------

                                                                                 1996                      1995
                                                                         --------------------      ---------------------

Cash flows from operating activities:
   Net income.......................................................                   $4,550                     $2,602
   Adjustments to reconcile net income
      to net cash (used in) provided by operating activities:
        Depreciation and amortization ..............................                      777                        388
        Tax benefit from exercise of stock options..................                      800                          -
        Changes in operating assets and liabilities, net of
           effects from acquisitions................................                  (10,301)                     1,285
        Other ......................................................                     (822)                        71
                                                                         --------------------      ---------------------
Net cash (used in) provided by operating activities ................                   (4,996)                     4,346

Cash flows from investing activities:
   Additions to property and equipment .............................                   (1,475)                      (379)
   Investment in EarthLink .........................................                   (1,250)                         -
   Cost of companies acquired, net of cash acquired ................                      747                          -
                                                                         --------------------      ---------------------
Net cash used in investing activities ..............................                   (1,978)                      (379)

Cash flows from financing activities:
   Proceeds from borrowings ........................................                    9,400                          -
   Payments on long-term debt ......................................                   (1,859)                      (127)
   Exercise of stock options and warrants...........................                      450                         79
   Payments received on notes receivable ...........................                        -                        253
                                                                         --------------------      ---------------------
Net cash provided by financing activities ..........................                    7,991                        205

Effect of exchange rate changes on cash and cash equivalents .......                     (359)                      (122)
                                                                         --------------------      ---------------------
Net increase in cash and cash equivalents ..........................                      658                      4,050
Cash and cash equivalents at beginning of period ...................                   18,405                     13,467
                                                                         --------------------      ---------------------
Cash and cash equivalents at end of period .........................                  $19,063                    $17,517
                                                                         ====================      =====================


            See notes to condensed consolidated financial statements.

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                                  June 30, 1996

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1996.

2.   Per Share Amounts

Income per share amounts have been computed based upon the weighted average number of common shares and dilutive common equivalent shares (stock options, warrants, and preferred stock) outstanding using the "if converted method".

3.   Contingent Matters


Lachance and Efron and Cohen Class Actions.

In July and December 1994, stockholders filed purported class action lawsuits in federal court against the Company and certain of its former officers and directors in connection with an aborted merger transaction with ValueVision International, Inc.. The parties have reached an agreement in principle to settle these matters, along with certain similar actions filed in Delaware state court. Such settlements provided for cash payments by the Company's insurer of approximately $1.1 million and cash payments by the Company of $375,000, as to which the Company recorded a charge against earnings in the fourth quarter of fiscal 1995. Consummation of these federal court settlements is subject, among other things, to the approval of such court.

Positive Response Shareholders' California Class Action.

On May 1, 1995, a purported class action suit was filed in the United States District Court for the Central District of California against Positive Response Television, Inc. ("PRTV") and its principal executive officers alleging that PRTV has made false and misleading statements in its public filings, press releases and other public statements with respect to its business and financial prospects. The suit was filed on behalf of all persons who purchased

PRTV common stock during the period from January 4, 1995 to April 28, 1995. The suit seeks unspecified compensatory damages and other equitable relief. An amended complaint was dismissed in late July 1995. On or about September 25, 1995, the plaintiffs filed a second amended complaint, which added additional officers as defendants and attempted to set forth new facts to support plaintiffs' entitlement to legal relief. On October 31, 1995, PRTV again moved to dismiss plaintiffs' entire action. The basis of PRTV's new motion was its contention that plaintiffs failed to allege any new facts in support of a claim that has already been dismissed. Oral argument in connection with PRTV's motion was held on December 11, 1995. PRTV's motion to dismiss was denied. Discovery is continuing. Management does not believe that the disposition of this matter will have a material adverse effect on the Company's financial position.

Ab Roller Plus Patent Litigation.

On March 1, 1996, Precise Exercise Equipment ("Precise") filed suit in the United States District Court for the Central District of California against certain parties, including the Company alleging patent infringement, unfair competition and other intellectual property claims. Such claims relate to an alleged infringement of Precise's patent for an exercise device. The suit claims that a product marketed by the Company pursuant to a license granted by a third party violates Precise's patent. Pursuant to the terms of such license, the third party is contractually obligated to indemnify the Company in this suit. The suit seeks an injunction and treble damages. The Company's independent legal counsel has issued an opinion to the Company that the product marketed by the Company does not infringe upon Precise's patent. Management does not believe that the disposition of this matter will have a material adverse effect on the Company's results of operations or financial condition.

5.   Debt

     In June 1996, the Company increased its revolving credit line from $5.0 million to $20.0 million. The revolving credit facility is available until September 30, 1997 at which time its continuation will be considered. Interest on cash advances under the facility will accrue at varying rates based, at the Company's option, on the bank's national commercial rate, or the London Interbank Offering Rate (LIBOR) plus 1.25%. The agreement requires the Company to pay an annual fee of .25% on the unused portion of the facility. At June 30, 1996, there was $9.4 million outstanding under this facility.

     The facility is secured by a lien on substantially all of the Company and its subsidiaries' assets. Such lien on certain nondomestic assets of the Company is subordinate to a lien held by Barclays Bank PLC ("Barclays"). At present, the Company has an overdraft line with Barclays in the amount of (pound).2 million (approximately $.3 million). Under its agreement with the bank, the Company is subject to certain restrictions, including the payment of dividends and must comply with covenants including the maintenance of specific ratios. The Company is in compliance with these restrictions and covenants.

6.   Acquisitions/Subsequent Events

     As previously reported, on May 17, 1996 the Company acquired all of the issued and outstanding capital stock of PRTV, a publicly traded direct marketing company and producer of infomercials, for 1,836,773 shares (of which 211,146 shares have been deposited into an escrow account for possible future delivery to PRTV shareholders) of the Company's common stock valued at $25.9 million. The acquisition was accounted for as a purchase and is included in the Company's financial statements from the date of acquisition. A total of $34.1 million in assets were acquired and included excess of cost over acquired assets of $18.9 million which is being amortized over 20 years.

     Subsequent to June 30, 1996, the Company also acquired two direct response marketing companies, Prestige Marketing Limited and Prestige Marketing International Limited (collectively, "Prestige") and Suzanne Paul Holdings Pty Limited and its operating subsidiaries (collectively, "Suzanne Paul"). The aggregate consideration paid by the Company for Prestige and Suzanne Paul was approximately $4.2 million in cash, $2.8 million in a note payable December 5, 1996 and 787,879 shares of the Company's common stock valued at $14.7 million. Upon consummation of these acquisitions, the Company also funded a dividend of approximately $4.6 million to the shareholders of Suzanne Paul. In addition, the Company may be required to issue up to an aggregate of an additional $5.0 million in the Company's common stock, valued at then present market prices, in 1997 and 1998, contingent upon the levels of net income achieved in those years by Prestige and Suzanne Paul. The acquisition is to be accounted for as a purchase. A total of $32.6 million in assets are to be acquired and include excess of cost over acquired assets of approximately $18.8 million, which is to be amortized over 20 years.

     The purchase price allocations for PRTV, Prestige and Suzanne Paul are based on management's preliminary estimates of the fair value of assets acquired and liabilities assumed. The final allocations may differ from these estimates. Had the purchases of PRTV, Prestige and Suzanne Paul been made at April 1, 1995, pro forma unaudited condensed results from operations for the three months ended June 30, 1996 and 1995 would have been as follows (in thousands, except per share data):

                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                     1996             1995
                                                  ----------        ---------
         Net revenues                              $ 123,815        $  81,141
         Net income                                $   4,773        $     542
         Primary income per share                  $     .18        $     .03
         Fully diluted income per share            $     .18        $     .03



     These pro forma amounts do not give effect to any contingent shares of the Company's common stock which may be issued to the shareholders of Prestige and/or Suzanne Paul. In addition, the pro forma information does not purport to be indicative of the combined results of operations that would have been reported had the transactions taken place on April 1, 1995 or of future results of operations and does not reflect synergies or cost savings that may be realized as a result of the acquisitions, particularly PRTV.

     On August 6, 1996, the Company completed its public offering of an additional 2,000,000 shares of its common stock with net proceeds to the Company of approximately $29.2 million. If these shares had been outstanding for the entire three month periods ended June 30, 1996 and 1995 and the PRTV, Prestige and Suzanne Paul acquisitions had been made at the beginning of these periods, primary income and fully-diluted income per share would have been $.17 for the three month period ended June 30, 1996 and $.03 for the three month period ended June 30, 1995.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     General

     The Company is engaged in the direct marketing of consumer products, primarily through the use of infomercials. The Company continually attempts to diversify and expand its product offerings to generate increased revenues. The Company's diversification efforts are designed to reduce the risk associated with relying on a limited number of successful products for a disproportionate amount of its revenues. Such efforts include the expansion of its presence in the global marketplace, thereby creating new markets for its product, and joining forces with strategic partners to increase its product base. As the Company enters new markets it is able to air shows from its existing library, thus reducing its dependence on new products and new show productions. The Company takes advantage of the product awareness created by its infomercials by extending the sales life of its infomercial products through non-infomercial distribution channels, such as retail arrangements and by entering into agreements with manufacturers of consumer products in which the Company's strategic partners supply new products and retail distribution channels for product sales.

     Results of Operations

     The following table sets forth the operating data of the Company as a percentage of net revenues for the periods indicated below.


                                                     Three Months Ended
                                                          June 30,
                                                     ------------------
                                                     1996           1995
                                                     ----           ----

Statement of Operations Data:
  Net revenues .............................          100.0%           100.0%

Operating costs and expenses:
  Media purchases ..........................            34.3             31.8
  Direct costs .............................            48.7             52.2
  Selling, general and administrative ......            10.2             10.8
  Interest expense .........................              .3               .4
                                                 -----------       ----------
Total operating costs and expenses .........            93.5             95.2
                                                 -----------       ----------

Income before income taxes .................             6.5              4.8
                                                 -----------       ----------

Net income .................................            4.2%             4.0%
                                                 ===========       ==========

Three months ended June 30, 1996 compared to three months ended June 30, 1995

Net Revenues

Net revenues were $109.3 million for the three months ended June 30, 1996 as compared to $65.0 million for the three months ended June 30, 1995, an increase of $44.3 million or 68.0%.

Core market net revenues, which consist of net revenues in the United States, Western Europe and Japan, were $104.3 million for the three months ended June 30, 1996 as compared to $63.3 million for the three months ended June 30, 1995, an increase of $41.0 million or 64.8%. Approximately 52.6% of the Company's core market net revenues for the three months ended June 30, 1996 were generated from sales of the Ab Roller. In addition, sales of the Ab Roller accounted for 72.7% of net revenues in the United States during the current quarter.

Emerging market net revenues, which include net revenues in the non-Japanese countries in the Pacific Rim, Eastern Europe, the Middle East, Canada, Africa and Latin America, were $5.0 million for the three months ended June 30, 1996 as compared to $1.7 million for the earlier period, an increase of $3.3 million or 194.1%. The growth was a direct result of the ongoing expansion of the Company's operations into new marketplaces.

Operating Costs

Total operating costs and expenses were $102.3 million for the three months ended June 30, 1996 as compared to $61.9 million for the three months ended June 30, 1995, an increase of $40.4 million or 65.1%.


Media Purchases

Media purchases were $37.6 million (net of $.3 million in media sales) for the three months ended June 30, 1996 as compared to $20.7 million (net of $3.6 million in media sales) for the three months ended June 30, 1995, an increase of $16.9 million or 81.7%. The increase was directly attributable to the growth in sales. The ratio of media purchases to net revenues increased from 31.8% to 34.3% for the three months ended June 30, 1995 and 1996, respectively. This was primarily due to a higher percentage of the current quarter's net revenues being earned in the United States marketplace where media costs are typically higher.


Direct Costs

Direct costs consist of the cost of materials, freight, infomercial production, commissions and royalties, fulfillment, inbound telemarketing, credit card authorization, and warehousing. Direct costs were $53.2 million for the three months ended June 30, 1996 as compared to $34.0 million for the three months ended June 30, 1995, an increase of $19.2 million or 56.7%. This is reflective of the 68.0% increase in net revenues during the three months ended June 30, 1996 as compared to the same period in the prior year. The ratio of direct costs to net revenues decreased from 52.2% in the earlier period to 48.7% in the current period. The decline in direct costs as a percentage of net revenues reflects the Company's continued efforts to lower its costs and become a more efficient operator.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately 58.3% from $7.0 million for the three months ended June 30, 1995 to $11.1 million for the three months ended June 30, 1996, primarily due to costs associated with the Company's continuing global expansion. Selling, general and administrative expenses as a percentage of net revenues decreased slightly from 10.8% for the three months ended June 30, 1995 to 10.2% for the three months ended June 30, 1996.


Interest Expense

Interest expense was $.3 million for the three months ended June 30, 1996 as compared to $.2 million for the three months ended June 30, 1995.


Income Taxes

The Company's effective tax rate was 35.5% for the three months ended June 30, 1996 as compared to 16.3% for the three months ended June 30, 1995. The lower rate in the prior year was a result of the Company's utilization of net operating losses to offset United States federal income taxes.

Liquidity and Capital Resources

The Company's working capital was $49.0 million at June 30, 1996 compared to $38.7 million at March 31, 1996, an increase of $10.3 million. This was principally due to an increase in accounts receivable and inventory associated with the Company's increased sales volume and with the Company's continued global expansion. Cash flow used in operations was $5.0 million for the three months ending June 30, 1996 as compared to cash provided by operations of $4.3 million in the earlier period. The $4.6 million in net income for the period was offset by the aforementioned increase in working capital accounts.

In late June 1996, the Company borrowed $9.4 million under its $20.0 million revolving credit facility in anticipation of funding its acquisitions of Prestige and Suzanne Paul which were consummated in early July 1996. The credit facility is available for working capital, acquisitions and general corporate purposes as well as for the issuance of letters of credit.

The Company believes that its available cash, cash from operations and available borrowings under its revolving credit facility will be sufficient to meet its normal operating, capital expenditure and debt service requirements for the near term.

The Company intends to pursue acquisition and expansion opportunities as they may arise. During the most recent period, the Company completed its acquisition of PRTV in a stock for stock transaction, which resulted in the issuance of approximately 1,836,773 shares of the Company's common stock, 211,146 of which have been issued into escrow and may be delivered to the former shareholders of PRTV within 18 months, upon the realization of certain assets. In addition, the Company repaid approximately $1.0 million of outstanding debt of PRTV. Subsequent to June 30, 1996, the Company also acquired two direct response marketing companies, Prestige and Suzanne Paul. The aggregate consideration paid by the Company for Prestige and Suzanne Paul was approximately $4.2 million in cash, $2.8 million in a note payable December 5, 1996 and 787,879 shares of the Company's common stock. Upon consummation of these acquisitions, the Company also funded a dividend of approximately $4.6 million to the shareholders of Suzanne Paul. These cash amounts were funded by borrowings described above under the Company's revolving credit facility. In addition, the Company may be required to issue up to an aggregate of an additional $5.0 million in the Company's common stock, valued at then present market prices, in 1997 and 1998, contingent upon the levels of net income achieved in those years by Prestige and Suzanne Paul.

On July 9, 1996 and May 23, 1996, respectively, the Company entered into unrelated letters of intent to acquire Hawthorne Communications, Inc. ("Hawthorne"), a full-service infomercial advertising agency, and Nancy Langston & Associates, Inc. ("Langston"), a media agency. The consideration for these acquisitions will consist of a combination of an aggregate of approximately $1.4 million in cash and an aggregate of up to $6.4 million in common stock (at then prevailing prices) over a period of three years. The Langston acquisition was consummated on August 7, 1996 and the Hawthorne acquisition, which is subject to the completion of satisfactory due diligence and definitive documentation, is expected to be completed during the Company's fiscal quarter ending September 30, 1996.

On August 6, 1996, the Company completed its public offering of an additional 2,000,000 shares of its common stock pursuant to which it received net proceeds of approximately $29.2 million. The Company has or will use the net proceeds to
(i) retire approximately $13.5 million of indebtedness incurred in connection with the acquisitions of PRTV, Prestige and Suzanne Paul; (ii) provide approximately $9.0 million for the acquisition and retention of media access contracts, including acquiring the rights to use, for a one-year period, a twenty-four hour analog satellite transponder to be utilized by the Company to air its infomercials in European markets; and (iii) provide approximately $6.7 million for general corporate purposes, including working capital requirements and expenditures related to potential future acquisitions (including up to an aggregate of $1.4 million in connection with the acquisitions of Hawthorne and Langston). Pending the application of the offering proceeds in the foregoing manner, the Company will invest the proceeds in short-term income producing investments.

Part II.  Other Information


Item 1.  Legal Proceedings

The information contained in Note 3 (Contingent Matters) to the Condensed Consolidated Financial Statements in Part I of this report is incorporated herein by reference. All of the matters referred to in Note 3 (Contingent Matters) have been the subject of disclosure in prior reports on Form 10-Q and/or 10-K.

As a result of prior settlements with the Federal Trade Commission (the "FTC"), the Company has agreed to two consent orders. Prior to the Company's acquisition of PRTV, PRTV and its Chief Executive Officer, Michael S. Levey, also agreed to a consent order with the FTC. Among other things, such consent orders require the Company, PRTV and Mr. Levey to submit compliance reports to the FTC staff. The Company, PRTV and Mr. Levey have submitted compliance reports as well as additional information requested by the FTC staff. In addition, in connection with the acquisition by the Company of PRTV, both the Company and PRTV were required pursuant to such consent orders to, and did, notify the FTC of such acquisition and Michael S. Levey was required to, and did, notify the FTC of his pending affiliation with the Company. In early June 1996, the Company received a request from the FTC for additional information regarding two of the Company's infomercials in order to determine whether the Company is operating in compliance with the consent orders referred to above. Such request also included a request for additional information concerning the Company's acquisition of PRTV. The Company responded to such request. The FTC recently advised the Company that it believed the Company had violated one of the consent orders by allegedly failing to substantiate certain claims made in one of its infomercials which was aired by the Company between 1993 and 1995. This infomercial is not currently being aired. The FTC is continuing its inquiry with respect to this infomercial and the Company is continuing to provide information to the FTC to demonstrate substantiation. There can be no assurance that the Company will be able to demonstrate sufficient substantiation and if the Company is unable to demonstrate such substantiation, the FTC has a variety of enforcement mechanisms available to it, including, but not limited to, monetary penalties. While no assurances can be given, the Company does not believe that any remedies to which it may become subject will have a material adverse effect on the Company's results of operations or financial condition. It is possible that the notifications referred to above will result in additional requests for information from the Company and Mr. Levey and/or additional scrutiny of the Company's operations. In an effort to maintain continued compliance with the terms of its consent order, shortly following its acquisition of PRTV, the Company caused PRTV to cease airing two of its infomercials until the Company could make changes to such infomercials or take such other actions as it deems appropriate to conform such infomercials to the Company's standards, if possible. The Company is also considering changes to other PRTV infomercials. The Company does not believe that such infomercials or the Company's actions regarding them will have a material adverse effect on the Company's financial condition.

As discussed in Note 6 in Part I of this report, the Company consummated its acquisition of PRTV on May 17, 1996. The Company also acquired Prestige and Suzanne Paul in early July 1996, and Langston in early August 1996. As a result of these acquisitions, all liabilities of such entities became the responsibility of the Company.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)      The following exhibits are included herein:

         11.1    Statement Re:  Computation of Per Share Earnings.

         27.1    Financial Data Schedule.

         99 Lease, dated as of March 6, 1996, by and between Stoll Moss Theaters Limited, and Quantum International Limited.

(b) The Company filed the following reports on Form 8-K during the three month period ended June 30, 1996.

         Form 8-K dated May 17, 1996
Item 2. Acquisition or Disposition of Assets - Announcement by the Company of its acquisition of PRTV and the execution of employment agreements with the two key executives of PRTV. It was impractical for the Company to provide the required financial statements and pro forma financial information relating to the acquisition at the time of the filing of such report. The Company undertook to file such information as an amendment to the Form 8-K as soon as practical after the date thereof, but in no event later than sixty (60) days from the date by which the report on Form 8-K was required to be filed. Such amendment was filed on Form 8-K/A on June 14, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                NATIONAL MEDIA CORPORATION
                                Registrant



Date:  August 13, 1996            /s/ Mark P. Hershhorn
                                -------------------------
                                Mark P. Hershhorn
                                President, Chief Executive Officer and Director





Date:  August 13, 1996            /s/ James M. Gallagher
                                --------------------------
                                James M. Gallagher
                                Vice President and Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.

    11.1                    Statement Re:  Computation of Per Share Earnings.

     99 Lease, dated as of March 6, 1996, by and between Stoll Moss Theaters Limited and
                            Quantum International Limited.

    27.1                    Financial Data Schedule.

                                                                    EXHIBIT 11.1

                      STATEMENT RE: COMPUTATION OF EARNINGS



                                                                       (In thousands, except per share data)

                                                                                 Three Months Ended
                                                                                      June 30,

                                                                                1996             1995
                                                                               -----------------------

Primary
     Average shares outstanding ............................................    18,600          14,224
     Conversion of preferred stock .........................................     1,306           2,558
     Net effect of common stock equivalents (2)(3) .........................     5,439           5,331
                                                                               -------         -------
     Total .................................................................    25,345          22,113
                                                                               =======         =======

     Net income ............................................................   $ 4,550         $ 2,602
     Adjustments to net income:
         Reduction of interest expense (net of tax) related to retired debt       --               202
         Increase in interest income (net of tax) from investment of
              excess proceeds in short-term paper ..........................      --               137
                                                                               -------         -------
     Adjusted net income ...................................................   $ 4,550         $ 2,941
                                                                               =======         =======

     Per share earnings:
     Net income ............................................................   $   .18         $   .13
                                                                               =======         =======

Fully Diluted
     Average shares outstanding ............................................    18,600          14,224
     Conversion of preferred stock .........................................     1,306           2,558
     Net effect of common stock equivalents (2)(4) .........................     5,439           5,331
                                                                               -------         -------
     Total .................................................................    25,345          22,113
                                                                               =======         =======

     Net income ............................................................   $ 4,550         $ 2,602
     Adjustments to net income:
         Reduction of interest expense (net of tax)
              related to retired debt ......................................      --               202
         Increase in interest income (net of tax) from
              investment of excess proceeds in short-term paper ............      --                95
                                                                               -------         -------
     Adjusted net income ...................................................   $ 4,550         $ 2,899
                                                                               =======         =======

     Per share earnings:
     Net income (1) ........................................................   $   .18         $   .13
                                                                               =======         =======

(1) This calculation is submitted in accordance with the requirements of Regulation S-K although not required by APB opinion No. 15 because it results in dilution of less than 3%.

(2) Common stock equivalents include the effect of the exercise of stock options and warrants.

(3) Based on common stock equivalents using the if converted method and average market price.

(4) Based on common stock equivalents using the if converted method and the period-end market price, if higher than the average market price.