Form 10-Q
period 1996-09-30
NATIONAL MEDIA CORP
filed 1996-11-14
CIK 70412

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 1996

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _________.


                          Commission file number 1-6715


                           NATIONAL MEDIA CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                 Delaware                              13-2658741
------------------------------------------  ------------------------------------
(State or Jurisdiction of Incorporation or  (I.R.S. Employer Identification No.)
             Organization)


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

Yes    [X]          No     [ ]

There were 23,408,608 issued and outstanding shares of the registrant's common stock, par value $.01 per share, at October 31, 1996. In addition, there were 711,930 shares of treasury stock as of such date.

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES

                                      INDEX

                                                                            Page
                                                                            ----
Facing Sheet ...............................................................  1

Index.......................................................................  2

Part I.  Financial Information

         Item 1.  Financial Statements (unaudited)
                  Condensed Consolidated Balance Sheets at
                    September 30, 1996 and March 31, 1996...................  3

                  Condensed Consolidated Statements of Operations
                    Three months ended September 30, 1996 and 1995..........  4

                  Condensed Consolidated Statements of Operations
                    Six months ended September 30, 1996 and 1995............  5

                  Condensed Consolidated Statements of Cash Flows
                    Six months ended September 30, 1996 and 1995............  6

                  Notes to Condensed Consolidated Financial Statements......  7

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations..........  10


Part II. Other Information

         Item 1.  Legal Proceedings .......................................  16

         Item 4.  Submission of Matters to a Vote of Security Holders......  16

         Item 6.  Exhibits and Reports on Form 8-K.........................  18

Signatures.................................................................  19

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
          (In thousands, except number of shares and per share amounts)

                                                                                       September 30,            March 31,
                                                                                           1996                   1996
                                                                                       -------------        ----------------
                                                                                        (Unaudited)         (See Note Below)
Current assets:
   Cash and cash equivalents.......................................................      $ 29,566               $ 18,405
   Accounts receivable, net .......................................................        40,486                 32,051
   Inventories ....................................................................        32,632                 22,605
   Prepaid media ..................................................................         6,236                  4,271
   Prepaid show production ........................................................         9,115                  5,469
   Deferred costs .................................................................         5,392                  4,102
   Prepaid expenses and other current assets ......................................         4,856                  2,339
   Deferred income taxes ..........................................................         3,124                  3,142
                                                                                         --------               --------
     Total current assets .........................................................       131,407                 92,384

Property and equipment, net .......................................................        10,949                  6,954
Excess of cost over net assets of acquired businesses and other
   intangible assets, net .........................................................        52,757                 14,303
Other assets ......................................................................         9,075                  2,907
                                                                                         --------               --------
   Total assets ...................................................................      $204,188               $116,548
                                                                                         ========               ========
Current liabilities:
   Accounts payable ...............................................................      $ 12,955               $ 20,412
   Accrued expenses ...............................................................        26,182                 26,510
   Deferred revenue ...............................................................           723                  1,771
   Income taxes payable ...........................................................         5,020                  1,344
   Deferred income taxes ..........................................................         2,749                  2,749
   Current portion of long-term debt and capital lease obligations.................         4,077                    876
                                                                                         --------               --------
     Total current liabilities ....................................................        51,706                 53,662

Long-term debt and capital lease obligations ......................................         4,352                  4,054
Deferred income taxes .............................................................           393                    393
Other liabilities .................................................................         1,837                  1,977

Shareholders' equity:
   Preferred stock, $.01 par value; authorized 10,000,000 shares; issued
     122,000 and 136,375 shares Series B convertible preferred stock, respectively              1                      1
   Common stock, $.01 par value; authorized 75,000,000 shares;
     issued 24,114,538 and 18,177,292 shares, respectively ........................           241                    182
   Additional paid-in capital .....................................................       128,141                 48,135
   Retained earnings ..............................................................        26,113                 16,569
   Treasury stock, 711,930 and 686,710 shares, respectively, at cost ..............        (4,273)                (3,791)
   Notes receivable, directors, officers, employees, consultants and others .......             -                   (473)
   Foreign currency translation adjustment ........................................        (4,323)                (4,161)
                                                                                         --------               --------
     Total shareholders' equity ...................................................       145,900                 56,462
                                                                                         --------               --------

     Total liabilities and shareholders' equity ...................................      $204,188               $116,548
                                                                                         ========               ========

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

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                    (In thousands, except per share amounts)

                                                                        Three months ended September 30,
                                                                        --------------------------------
                                                                            1996               1995
                                                                        ------------         -----------
Revenues:
  Product sales ....................................................      $ 89,742           $ 56,173
  Retail royalties .................................................         8,578              1,200
  Sales commissions and other revenues .............................         1,336                235
                                                                          --------           --------
           Net revenues ............................................        99,656             57,608

Operating costs and expenses:
  Media purchases ..................................................        34,060             17,272
  Direct costs .....................................................        45,557             29,664
  Selling, general and administrative ..............................        11,997              6,695
  Interest expense .................................................           408                233
                                                                          --------           --------
           Total operating costs and expenses ......................        92,022             53,864
                                                                          --------           --------
Income before income taxes .........................................         7,634              3,744
Income taxes .......................................................         2,640                599
                                                                          --------           --------
Net income .........................................................      $  4,994           $  3,145
                                                                          ========           ========
Income per common and common equivalent share:
  Primary ..........................................................      $   0.18           $   0.15
                                                                          ========           ========
  Fully-diluted ....................................................      $   0.18           $   0.14
                                                                          ========           ========
Weighted average number of common and common equivalent shares outstanding:
  Primary ..........................................................        28,422             22,429
                                                                          ========           ========

  Fully-diluted ....................................................        28,422             22,429
                                                                          ========           ========

            See notes to condensed consolidated financial statements.

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                    (In thousands, except per share amounts)

                                                                        Three months ended September 30,
                                                                        --------------------------------
                                                                            1996               1995
                                                                        ------------         -----------
Revenues:
   Product sales ...................................................      $192,664           $119,971
   Retail royalties ................................................        13,765              2,358
   Sales commissions and other revenues ............................         2,527                324
                                                                          --------           --------
     Net revenues ..................................................       208,956            122,653

Operating costs and expenses:
   Media purchases .................................................        71,636             37,955
   Direct costs ....................................................        98,798             63,647
   Selling, general and administrative .............................        23,125             13,724
   Interest expense ................................................           713                473
                                                                          --------           --------
     Total operating costs and expenses ............................       194,272            115,799
                                                                          --------           --------
Income before income taxes .........................................        14,684              6,854
Income taxes .......................................................         5,140              1,107
                                                                          --------           --------

Net income .........................................................      $  9,544           $  5,747
                                                                          ========           ========
Income per common and common equivalent share:
   Primary .........................................................      $   0.36           $   0.28
                                                                          ========           ========
   Fully-diluted ...................................................      $   0.36           $   0.27
                                                                          ========           ========
Weighted average number of common and common equivalent shares outstanding:
   Primary .........................................................        26,887             22,272
                                                                          ========           ========
   Fully-diluted ...................................................        26,887             22,297
                                                                          ========           ========

            See notes to condensed consolidated financial statements.

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                 (In thousands)

                                                                        Three months ended September 30,
                                                                        --------------------------------
                                                                            1996               1995
                                                                        ------------         -----------
Cash flows from operating activities:
   Net income.......................................................      $  9,544           $  5,747
   Adjustments to reconcile net income
      to net cash (used in) provided by operating activities:
        Depreciation and amortization ..............................         1,960                773
           Tax benefit from exercise of stock options...............         2,262                546
        Changes in operating assets and liabilities, net of
             effects from acquisitions..............................       (26,458)            (5,634)
        Other ......................................................        (3,819)               544
                                                                          --------           --------
Net cash (used in) provided by operating activities ................       (16,511)             1,976

Cash flows from investing activities:
   Additions to property and equipment .............................        (3,163)            (1,204)
   Investment in EarthLink .........................................        (1,250)                 -
   Cost of companies acquired, net of cash acquired ................          (630)                 -
                                                                          --------           --------
Net cash used in investing activities ..............................        (5,043)            (1,204)

Cash flows from financing activities:
   Proceeds from borrowings ........................................         9,400                  -
   Payments on borrowings ..........................................       (11,241)               (90)
   Exercise of stock options and warrants...........................         5,998              1,370
   Net proceeds from issuance of common stock.......................        28,891                  -
   Payments received on notes receivable ...........................             -              1,520
                                                                          --------           --------
Net cash provided by financing activities ..........................        33,048              2,800

Effect of exchange rate changes on cash and cash equivalents .......          (333)              (882)
                                                                          --------           --------
Net increase in cash and cash equivalents ..........................        11,161              2,690
Cash and cash equivalents at beginning of period ...................        18,405             13,467
                                                                          --------           --------
Cash and cash equivalents at end of period .........................      $ 29,566           $ 16,157
                                                                          ========           ========

            See notes to condensed consolidated financial statements.

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                               September 30, 1996


1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1996.

2.   Per Share Amounts

     Income per share amounts have been computed based upon the weighted average number of common shares and dilutive common equivalent shares (stock options, warrants, and preferred stock) outstanding using the "if converted method".

3.   Contingent Matters

     Lachance and Efron and Cohen Class Actions.

     In July and December 1994, stockholders filed purported class action lawsuits in federal court against the Company and certain of its former officers and directors in connection with an aborted merger transaction with ValueVision International, Inc. The parties have reached an agreement in principle to settle these matters. Similar actions filed in Delaware state court have been formally and finally settled. Such settlements (both federal and Delaware state court) provided for aggregate cash payments by the Company's insurer of approximately $1.1 million and aggregate cash payments by the Company of $375,000, as to which the Company recorded a charge against earnings in the fourth quarter of fiscal 1995. Consummation of these federal court settlements is subject, among other things, to the approval of such court.

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

     Ab Roller Plus Patent Litigation.

     On March 1, 1996, Precise Exercise Equipment ("Precise") filed suit in the United States District Court for the Central District of California against certain parties, including the Company, alleging patent infringement, unfair competition and other intellectual property claims. Such claims relate to an alleged infringement of Precise's initial U.S. patent for an exercise device. The suit claims that a product marketed by the Company pursuant to a license granted by a third party violates Precise's initial U.S. patent. Pursuant to the terms of such license, the third party is contractually obligated to indemnify the Company in this suit. The suit seeks an injunction and treble damages. The Company's independent legal counsel has issued an opinion to the Company that the product marketed by the Company does not infringe upon Precise's initial U.S. patent. The Company just learned that a second U.S. patent will be issued to Precise on November 26, 1996 for its exercise device. Precise has filed a motion to amend its pleadings to include additional claims based on such new patent. At present, in the normal course of business, the Company is only undertaking limited television and print marketing of the Ab Roller Plus product in the United States and is prepared to discontinue any further U.S. marketing of the Ab Roller Plus product upon issuance of the new U.S. patent, if necessary. The Company believes that it has valid defenses against any claims for damages by Precise and that the foregoing will not have any material adverse effect on the Company. However, unanticipated adverse determinations in connection with this matter could have a material adverse effect on the Company's results of operations in a future period.

4.   Debt

     In June 1996, the Company increased its revolving credit line from $5.0 million to $20.0 million. The revolving credit facility is available until September 30, 1997 at which time its continuation will be considered. Interest on cash advances under the facility will accrue at varying rates based, at the Company's option, on the bank's national commercial rate, or the London Interbank Offering Rate (LIBOR) plus 1.25%. The agreement requires the Company to pay an annual fee of .25% on the unused portion of the facility. At September 30, 1996, there were no borrowings outstanding under this facility.

     The facility is secured by a lien on substantially all of the Company's and its subsidiaries' assets. Such lien on certain nondomestic assets of the Company is subordinate to a lien held by Barclays Bank PLC ("Barclays"). At present, the Company has an overdraft line with Barclays in the amount of (pound).2 million (approximately $.3 million). Under its agreement with the bank, the Company is subject to certain restrictions, including the payment of dividends and must comply with covenants including the maintenance of specific ratios. The Company is in compliance with these restrictions and covenants.

5.   Acquisitions

     As previously reported, on May 17, 1996 the Company acquired all of the issued and outstanding capital stock of PRTV, a publicly traded direct marketing company and producer of infomercials, for 1,836,773 shares (of which 211,146 shares have been deposited into an escrow account for possible future delivery to PRTV shareholders) of the Company's common stock valued at $25.9 million. The acquisition was accounted for as a purchase and is included in the Company's financial statements from the date of acquisition. A total of $35.6 million in assets were acquired and included excess of cost over acquired assets of approximately $20.5 million which is being amortized over 20 years.

     On July 2, 1996, the Company also acquired two direct response marketing companies, Prestige Marketing Limited and Prestige Marketing International Limited (collectively, "Prestige") and Suzanne Paul Holdings Pty Limited and its operating subsidiaries (collectively, "Suzanne Paul"). The aggregate consideration paid by the Company for Prestige and Suzanne Paul was approximately $4.2 million in cash, $2.8 million in a note payable due December 5, 1996 and 787,879 shares of the Company's common stock valued at $14.7 million. Upon consummation of these acquisitions, the Company also funded a dividend of approximately $4.6 million to the shareholders of Suzanne Paul. In addition, the Company may be required to issue up to an aggregate of an additional $5.0 million in the Company's common stock, valued at then present market prices, in 1997 and 1998, contingent upon the levels of net income achieved in those years by

     Prestige and Suzanne Paul. The acquisition is being accounted for as a purchase and is included in the Company's financial statements from the date of acquisition. A total of $33.8 million were acquired and included excess cost over acquired assets of approximately $18.8 million, which is being amortized over 20 years.

     The purchase price allocations for PRTV, Prestige and Suzanne Paul are based on management's preliminary estimates of the fair value of assets acquired and liabilities assumed. The final allocations may differ from these estimates. Had the PRTV, Prestige and Suzanne Paul acquisitions been made at April 1, 1995, pro forma unaudited condensed results from operations for the six months ended September 30, 1996 and 1995 would have been as follows (in thousands, except per share data):

                                            Six months Ended September 30,
                                           -------------------------------
                                               1996            1995
                                               ----            ----
         Net revenues                        $223,471        $159,224
         Net income                          $  9,768        $  4,393
         Primary income per share            $    .35        $    .17
         Fully diluted income per share      $    .35        $    .17

     These pro forma amounts do not give effect to any shares of the Company's common stock which may be issued to the shareholders of Prestige and/or Suzanne Paul in 1997 or 1998 as described above. In addition, the pro forma information does not purport to be indicative of the combined results of operations that would have been reported had the transactions taken place on April 1, 1995 or of future results of operations and does not reflect synergies or cost savings that may be realized as a result of the acquisitions, particularly PRTV.

6.   Public Offering

     On August 6, 1996, the Company completed a public offering of an additional 2,000,000 shares of its common stock with net proceeds to the Company of approximately $28.9 million. If these shares had been outstanding for the entire six month periods ended September 30, 1996 and 1995 and the PRTV, Prestige and Suzanne Paul acquisitions had been made at the beginning of these periods, primary income and fully-diluted income per share would have been $.34 for the six month period ended September 30, 1996 and $.16 for the six month period ended September 30, 1995.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company is engaged in the direct marketing of consumer products, primarily through the use of infomercials. The Company continually attempts to diversify and expand its product offerings to generate increased revenues. The Company's diversification efforts are designed to reduce the risk associated with relying on a limited number of successful products for a disproportionate amount of its revenues. Such efforts include the expansion of its presence in the global marketplace, thereby creating new markets for its products, and joining forces with strategic partners to increase its product base. As the Company enters new markets, it is able to air shows from its existing library, thus, reducing its dependence on new products and new show productions. The Company takes advantage of the product awareness created by its infomercials by extending the sales life of its infomercial products through non-infomercial distribution channels, such as retail arrangements and by entering into agreements with manufacturers of consumer products in which the Company's strategic partners supply new products and retail distribution channels for product sales.

Results of Operations

The operating results for PRTV, Prestige and Suzanne Paul are included in the Company's current period results from the date of each respective acquisition.

The following table sets forth the operating data of the Company as a percentage of net revenues for the periods indicated below:

                                                ---------------------------     ------------------------
                                                     Three Months Ended              Six Months Ended
                                                        September 30,                  September 30,
                                                ---------------------------     ------------------------
                                                   1996            1995            1996           1995
                                                -----------     -----------     ---------      ---------
Statement of Operations Data:
Net Revenues                                     100.0%           100.0%           100.0%         100.0%
Operating costs and expenses:
   Media purchases                                34.2%            30.0%            34.3%          30.9%
   Direct costs                                   45.7%            51.5%            47.3%          51.9%
   Selling, general and administrative            12.0%            11.6%            11.1%          11.2%
   Interest expense                                0.4%             0.4%             0.3%           0.4%
                                                 -----            -----            -----          -----
      Total operating costs and expenses          92.3%            93.5%            93.0%          94.4%
Income before income taxes                         7.7%             6.5%             7.0%           5.6%
Income taxes                                       2.7%             1.0%             2.4%           0.9%
                                                 -----            -----            -----          -----
Net income                                         5.0%             5.5%             4.6%           4.7%
                                                 =====            =====            =====          =====

Three months ended September 30, 1996 compared to September 30, 1995
--------------------------------------------------------------------
Net Revenues

Net revenues were $99.7 million for the three months ended September 30, 1996 as compared to $57.6 million for the three months ended September 30, 1995, an increase of $42.1 million or 73.0%. Retail royalties were $8.6 million for the quarter ended September 30, 1996 as compared to $1.2 million for the year earlier period and principally reflect the royalties from sales of the Ab Roller in the retail marketplace. The Company intends to introduce up to 15 new shows in the second half of its fiscal year ending March 31, 1997, five of which are already being aired. The Company believes it has created a pipeline of new shows to support its domestic operations on an ongoing basis and to add to its library of shows. The effect of such pipeline is unlikely to impact the quarter ending December 31, 1996.

Core market revenues, which consist of net revenues in the United States, Western Europe and Japan were $84.9 million for the three months ended September 30, 1996 as compared to $56.6 million for the three months ended September 30, 1995, an increase of $28.3 million or 49.9%. Approximately 32.6% of the Company's core market revenues for the three months ended September 30, 1996 were generated from sales of the Ab Roller. In addition, sales of the Ab Roller accounted for 44.6% of domestic net revenues during the quarter. The Company anticipates that it may cease United States sales of the Ab Roller Plus product (and accrual of any royalties based on United States retail sales of the product) during the quarter ending December 31, 1996 (See Footnote 3 to the financial statements.)

Emerging market revenues, which include the non-Japanese countries in the Pacific Rim, Eastern Europe, the Middle East, Canada, Africa and Latin America, were $14.8 million for the three months ended September 30, 1996 as compared to $1.0 million for the three months ended September 30, 1995, an increase of $13.8 million. The growth was a result of ongoing expansion of the Company's operations into new marketplaces. This included significant growth generated from the Prestige acquisition.

Operating Costs

Total operating costs and expenses were $92.0 million for the three months ended September 30, 1996 as compared to $53.9 million for the three months ended September 30, 1995, an increase of $38.1 million or 70.8%. This corresponds to the 73.0% increase in net revenues during the period.

Media Purchases

Media purchases were $34.1 million (net of $2.1 million in media sales) for the three months ended September 30, 1996 as compared to $17.3 million (net of $4.4 million in media sales) for the three months ended September 30, 1995, an increase of $16.8 million or 97.2%. The increase was attributable to the growth in revenues and higher U.S. media costs. The ratio of media purchases to net revenues increased from 30.0% for the three months ended September 30, 1995 to 34.2% for the three months ended September 30 1996. This was primarily due to a higher percentage of the current quarter's net revenues being earned in the domestic marketplace, where media costs are typically higher, and significant airings of the Ab Roller show to support the product's retail rollout. In addition, the current period was unfavorably impacted by the Summer Olympics which resulted in fewer airings in the international marketplace and viewership being lost domestically.

Direct Costs

Direct costs consist of the cost of materials, freight, infomercial production, commissions and royalties, fulfillment, inbound telemarketing, credit card authorization and warehousing. Direct costs were $45.5 million for the three months ended September 30, 1996 as compared to $29.7 million for the three months ended September 30, 1995, an increase of $15.9 million or 53.6%. This is reflective of the 73.0% increase in net revenues during the three months ended September 30, 1996 as compared to the same period in the prior year. The ratio of direct costs to net revenues decreased from 51.5% in the year earlier period to 45.7% in the current period. The decline in direct costs as a percentage of net revenues reflects the Company's continued efforts to lower its costs and become a more efficient operator, as well as the favorable impact of retail royalties which carry very low direct costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately 79.2% from $6.7 million for the three months ended September 30, 1995 to $12.0 million for the three months ended September 30, 1996, primarily due to costs associated with the Company's continued global expansion. Selling, general and administrative expenses as a percentage of net revenues increased slightly from 11.6% for the three months ended September 30, 1995 to 12.0% for the three months ended September 30, 1996.

Interest Expense

Interest expense was $.4 million for the three months ended September 30, 1996 as compared to $.2 million for the three months ended September 30, 1995. The increase was primarily due to an increase in the average outstanding indebtedness during the current period.

Income Taxes

The Company's effective tax rate was 34.6% for the three months ended September 30, 1996 as compared to 16.0% for the three months ended September 30, 1995. The lower rate in the prior year was a result of the Company's utilization of net operating losses to offset U.S. federal income taxes.

Six months ended September 30, 1996 compared to September 30, 1995
------------------------------------------------------------------
Net Revenues

Net revenues were $209.0 million for the six months ended September 30, 1996 as compared to $122.7 million for the six months ended September 30, 1995, an increase of $86.3 million or 70.4%. Retail royalties were $13.8 million for the six months ended September 30, 1996 versus $2.4 million for the six months ended September 30, 1995.

Core market revenues were $189.2 million for the six months ended September 30, 1996 as compared to $120.0 million for the six months ended September 30, 1995, an increase of $69.2 million or 57.7%. Approximately 44.1% of the Company's core market revenues for the six months ended September 30, 1996 were generated from sales of the Ab Roller. In addition, sales of the Ab Roller accounted for 61.3% of domestic net revenues during the period.

Emerging market revenues were $19.8 million for the six months ended September 30, 1996 as compared to $2.7 million for the six months ended September 30, 1995, an increase of $17.1 million. The growth was a result of ongoing expansion of the Company's operations into new marketplaces via acquisitions and internal growth.

Operating Costs

Total operating costs and expenses were $194.3 million for the six months ended September 30, 1996 as compared to $115.8 million for the six months ended September 30, 1995, an increase of $78.5 million or 67.8%. This corresponds with the 70.4% increase in revenues during the current period.

Media Purchases

Media purchases were $71.6 million (net of $3.5 million in media sales) for the six months ended September 30, 1996 as compared to $38.0 million (net of $7.9 million in media sales) for the six months ended September 30, 1995, an increase of $33.6 million or 88.7%. The increase was attributable to the growth in revenues and higher U.S. media costs. The ratio of media purchases to net revenues increased from 30.9% for the six months ended September 30, 1995 to 34.3% for the six months ended September 30, 1996. This was primarily due to a higher percentage of the current period's net revenues being earned in the domestic marketplace where media costs are typically higher and significant airings of the Ab Roller show to support its rollout in retail. The current six month period was also unfavorably impacted by the Summer Olympics (lower domestic viewership and fewer international airings).

Direct Costs

Direct costs were $98.8 million for the six months ended September 30, 1996 as compared to $63.6 million for the six months ended September 30, 1995, an increase of $35.2 million or 55.2%. This is reflective of the 70.4% increase in net revenues during the six months ended September 30, 1996 as compared to the same period in the prior year. The ratio of direct costs to net revenues decreased from 51.9% in the year earlier period to 47.3% in the current period. The decline in direct costs as a percentage of net revenues reflects the Company's continued efforts to lower its costs and become a more efficient operator, as well as the favorable impact from retail royalties which carry very low direct costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately 68.5% from $13.7 million for the six months ended September 30, 1995 to $23.1 million for the six months ended September 30, 1996, primarily due to costs associated with the Company's continued global expansion. Selling, general and administrative expenses as a percentage of net revenues decreased slightly from 11.2% for the six months ended September 30, 1995 to 11.1% for the six months ended September 30, 1996.

Interest Expense

Interest expense was $.7 million for the six months ended September 30, 1996 as compared to $.4 million for the six months ended September 30, 1995. This was primarily due to an increase in the Company's average outstanding indebtedness during the current period.

Income Taxes

The Company's effective tax rate was 35.0% for the six months ended September 30, 1996 as compared to 16.2% for the six months ended September 30, 1995. The lower rate in the prior year was a result of the Company's utilization of net operating losses to offset U.S. federal income taxes.

Liquidity and Capital Resources

The Company's working capital was $79.7 million at September 30, 1996 as compared to $38.7 million at March 31, 1996, an increase of $41.0 million. This was principally due to increases in accounts receivable and inventory associated with increased sales volume as a result of the Company's continued global expansion and acquisitions, and the reduction of accounts payable and accrued expenses and the proceeds from the public offering. Cash flow used in operations was $16.5 million for the six months ended September 30, 1996 as compared to cash provided by operations of $2.0 million in the six months ended September 30, 1995, principally due to the increase in working capital accounts mentioned above.

In June 1996, the Company increased its revolving credit line from $5.0 million to $20.0 million. This credit facility is available for working capital, acquisitions and general corporate purposes as well as for the issuance of letters of credit. There were no borrowings outstanding under this facility as of September 30, 1996.

The Company believes that its available cash, cash from operations and available borrowings under its revolving credit facility will be sufficient to meet its normal operating, capital expenditure and debt service requirements for the near term.

The Company intends to pursue acquisition and expansion opportunities as they may arise. During the six months ended September 30, 1996, the Company completed its acquisition of PRTV in a stock for stock transaction, which resulted in the issuance of approximately 1,836,773 shares of the Company's common stock, 211,146 of which have been issued into escrow and may be delivered to the former shareholders of PRTV on or before November 1997 upon the realization of certain assets. In addition, the Company repaid approximately $1.0 million of outstanding debt of PRTV. Also, during the six month period, the Company acquired two direct response marketing companies, Prestige and Suzanne Paul. The aggregate consideration paid by the Company for Prestige and Suzanne Paul was approximately $4.2 million in cash, $2.8 million in a note payable due December 5, 1996 and 787,879 shares of the Company's common stock. Upon consummation of these acquisitions, the Company also funded a dividend of approximately $4.6 million to the shareholders of Suzanne Paul. These cash amounts were funded by borrowings under the Company's aforementioned revolving credit facility. In addition, the Company may be required to issue up to an additional $5.0 million in the Company's common stock, valued at then present market prices, in 1997 and 1998, contingent upon the levels of net income achieved in those years by Prestige and Suzanne Paul.

During the current period, the Company and the creator of the Ab Roller Plus contributed equal amounts of cash into an escrow fund designed to establish a sharing of a portion of the product's retail partner's cash risk among the Company, the retail partner and the creator of the product. The amount contributed by the Company is not material to the Company's financial condition and is only availalbe to the retail partner in very limited circumstances.

On August 6, 1996, the Company completed its public offering of an additional 2,000,000 shares of its common stock with net proceeds to the Company of approximately $28.9 million. The Company used the net proceeds to retire approximately $10.7 million of indebtedness incurred in connection with the acquisitions of PRTV, Prestige and Suzanne Paul. The Company has or will use the remaining proceeds to (i) retire the $2.8 million note payable due December 5, 1996 incurred in connection with the Prestige and Suzanne Paul acquisitions and

(ii) provide for the acquisition and retention of media access contracts, including acquiring the rights to use, for a one-year period, a twenty-four hour analog satellite transponder to be utilized by the Company to air its infomercials in European markets. Any remaining proceeds will be used for general corporate purposes, including working capital requirements and expenditures related to potential future acquisitions. Pending the application of the offering proceeds to the above uses, the Company will invest the proceeds in short-term income producing investments.

On August 7, 1996, the Company completed its acquisition of Nancy Langston & Associates, Inc. ("Langston"), a media agency. The Company's previously announced letter of intent to acquire Hawthorne Communications, Inc. expired pursuant to its terms during the current period with no consequences to either party.

Part II.  Other Information

Item 1.   Legal Proceedings

The information contained in Note 3 (Contingent Matters) to the Condensed Consolidated Financial Statements in Part I of this report is incorporated herein by reference. All of the matters referred to in Note 3 (Contingent Matters) have been the subject of disclosure in prior reports on Form 10-Q and/or 10-K.

As a result of prior settlements with the Federal Trade Commission (the "FTC"), the Company has agreed to two consent orders. Prior to the Company's acquisition of PRTV, PRTV and its Chief Executive Officer, Michael S. Levey, also agreed to a consent order with the FTC. Among other things, such consent orders require the Company, PRTV and Mr. Levey to submit compliance reports to the FTC staff. The Company, PRTV and Mr. Levey have submitted compliance reports as well as additional information requested by the FTC staff. In addition, in connection with the acquisition by the Company of PRTV, both the Company and PRTV were required pursuant to such consent orders to, and did, notify the FTC of such acquisition and Michael S. Levey was required to, and did, notify the FTC of his pending affiliation with the Company. In early June 1996, the Company received a request from the FTC for additional information regarding two of the Company's infomercials in order to determine whether the Company is operating in compliance with the consent orders referred to above. Such request also included a request for additional information concerning the Company's acquisition of PRTV. The Company responded to such request. The FTC recently advised the Company that it believed the Company had violated one of the consent orders by allegedly failing to substantiate certain claims made in one of its infomercials which was aired by the Company between 1993 and 1995. This infomercial is not currently being aired. The Company provided information to the FTC to demonstrate substantiation. If the Company's substantiation were deemed to be insufficient by the FTC, the FTC has a variety of enforcement mechanisms available to it, including, but not limited to, monetary penalties. While no assurances can be given, the Company does not believe that any remedies to which it may become subject will have a material adverse effect on the Company's results of operations or financial condition. It is possible that the notifications referred to above will result in additional requests for information from the Company and Mr. Levey and/or additional scrutiny of the Company's operations. In an effort to maintain continued compliance with the terms of its consent order, shortly following its acquisition of PRTV, the Company caused PRTV to cease airing two of its infomercials until the Company could make changes to such infomercials or take such other actions as it deems appropriate to conform such infomercials to the Company's standards, if possible. The airing of one of such infomercials by the Company has been terminated and the other has begun re-airing. The Company does not believe that such infomercials or the Company's actions regarding them will have a material adverse effect on the Company's financial condition.

As discussed in Note 5 in Part I of this report, the Company consummated its acquisition of PRTV on May 17, 1996. The Company also acquired Prestige and Suzanne Paul in early July 1996, and Langston in early August 1996. As a result of these acquisitions, all liabilities of such entities became the responsibility of the Company.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders (the "Annual Meeting") on July 25, 1996. The Annual Meeting was held to elect ten Directors; to consider and approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock; to consider and approve amendments to the Company's 1991 Stock Option Plan and the Company's Management Incentive Plan; and to ratify the appointment of Ernst & Young LLP, independent certified public accountants, as auditors for the fiscal year ending March 31, 1997. All proposals were approved as follows:

                                                                            Against or
                                                           For               Withheld          Abstain
                                                           ---              ----------         -------
1.  Election of Directors
         David J. Carman                                18,072,133             61,836                0
         Constantinos I. Costalas                       18,072,456             61,513                0
         Albert R. Dowden                               17,858,347            275,622                0
         Michael J. Emmi                                18,075,908             58,061                0
         William M. Goldstein, Esquire                  18,072,775             61,194                0
         Frederick S. Hammer                            18,073,108             60,861                0
         Mark P. Hershhorn                              18,074,908             59,061                0
         Ira M. Lubert                                  17,839,408            294,561                0
         Brian McAdams                                  18,075,975             57,994                0
         Jon W. Yoskin II                               17,856,030            277,939                0

2.  Amendment to Company's
       Certificate of Incorporation                     18,629,292            576,952           90,225

3.  Amendments to the Company's
       1991 Stock Option Plan (1)                        9,492,485          4,542,761          126,770

4.  Amendments to the Company's
       Management Incentive Plan(1)                     10,811,165          3,216,125          134,726

5.  Ratification of Ernst & Young LLP,
       independent certified public accountants,
       as auditors for the fiscal year ending
       March 31, 1997                                   19,217,194             24,362           54,913

----------------
1      Broker non-votes as to such proposal equaled 5,134,453.

Item 6.  Exhibits and Reports on Form 8-K

(a)      The following exhibits are included herein:

         10.1 National Media Corporation Lease, 11 Penn Center, Philadelphia, Pennsylvania

         11.1    Statement Re:  Computation of Per Share Earnings.

         27.1    Financial Data Schedule.

(b) The Company filed the following Current Reports on Form 8-K during the three month period ended September 30, 1996.

         Current Report on Form 8-K dated August 13, 1996
           Item 5. Other Events - Announcement by the Company of its acquisition of Nancy Langston & Associates, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                NATIONAL MEDIA CORPORATION
                                Registrant



Date: November 14, 1996         /s/ Mark P. Hershhorn
                                ------------------------------------------------
                                Mark P. Hershhorn
                                President, Chief Executive Officer and Director




Date: November 14, 1996         /s/ James M. Gallagher
                                ------------------------------------------------
                                James M. Gallagher
                                Vice President and Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.

   10.1 National Media Corporation Lease, 11 Penn Center, Philadelphia, Pennsylvania

   11.1        Statement Re:  Computation of Per Share Earnings.

   27.1        Financial Data Schedule.