Form 10-Q
period 1996-12-31
NATIONAL MEDIA CORP
filed 1997-02-14
CIK 70412

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended December 31, 1996

                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                 to              .
                               -------------------------------    -------------


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


                               Eleven Penn Center
                         1835 Market Street, Suite 1100
                             Philadelphia, PA 19103
    ------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's Telephone Number, Including Area Code: (215) 988-4600
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes    |X|          No     |_|


There were 23,439,814 issued and outstanding shares of the registrant's common stock, par value $.01 per share, at January 31, 1997. In addition, there were 707,311 shares of treasury stock as of such date.

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES

                                      INDEX

                                                                        Page

Facing Sheet ..............................................................1

Index......................................................................2

Part I.  Financial Information

         Item 1.  Financial Statements (unaudited)
                  Condensed Consolidated Balance Sheets at
                    December 31, 1996 and March 31, 1996...................3

                  Condensed Consolidated Statements of Operations
                    Three months ended December 31, 1996 and 1995..........4

                  Condensed Consolidated Statements of Operations
                    Nine months ended December 31, 1996 and 1995...........5

                  Condensed Consolidated Statements of Cash Flows
                    Nine months ended December 31, 1996 and 1995...........6

                  Notes to Condensed Consolidated Financial Statements.....7

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.........11


Part II. Other Information

         Item 1.  Legal Proceedings ......................................18

         Item 6.  Exhibits and Reports on Form 8-K........................19

Signatures................................................................20

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
          (In thousands, except number of shares and per share amounts)

                                                                                           December 31,             March 31,
                                                                                               1996                   1996
                                                                                           ------------        ----------------
                                                                                            (Unaudited)        (See Note Below)


Current assets:
   Cash and cash equivalents..............................................................  $    9,970             $  18,405
   Accounts receivable, net ..............................................................      37,250                32,051
   Inventories ...........................................................................      38,001                22,605
   Prepaid media .........................................................................       5,489                 4,271
   Prepaid show production ...............................................................      12,730                 5,469
   Deferred costs ........................................................................       6,176                 4,102
   Prepaid expenses and other current assets .............................................       4,299                 2,339
   Deferred income taxes .................................................................       3,124                 3,142
                                                                                           -----------           -----------
     Total current assets ................................................................     117,039                92,384

Property and equipment, net ..............................................................      12,576                 6,954
Excess of cost over net assets of acquired businesses and other
   intangible assets, net ................................................................      54,044                14,303
Other assets .............................................................................       9,170                 2,907
                                                                                           -----------           -----------
   Total assets ..........................................................................    $192,829              $116,548
                                                                                           ===========           ===========

Current liabilities:
   Accounts payable ......................................................................   $  16,217             $  20,412
   Accrued expenses ......................................................................      24,563                26,510
   Deferred revenue ......................................................................       2,638                 1,771
   Income taxes payable ..................................................................       1,606                 1,344
   Deferred income taxes .................................................................       2,993                 2,749
   Current portion of long-term debt and capital lease obligations........................       1,193                   876
                                                                                           -----------           -----------
     Total current liabilities ...........................................................      49,210                53,662

Long-term debt and capital lease obligations .............................................       3,357                 4,054
Deferred income taxes ....................................................................         393                   393
Other liabilities ........................................................................       1,919                 1,977

Shareholders' equity:
   Preferred stock, $.01 par value; authorized 10,000,000 shares; issued
     122,000 and 136,375 shares Series B convertible preferred stock, respectively........           1                     1
   Common stock, $.01 par value; authorized 75,000,000 shares;
     issued 24,147,125 and 18,177,292 shares, respectively ...............................         242                   182
   Additional paid-in capital ............................................................     126,438                48,135
   Retained earnings .....................................................................      20,129                16,569
   Treasury stock, 707,311 and 686,710 shares, respectively, at cost .....................      (4,244)               (3,791)
   Notes receivable, directors, officers, employees, consultants and others ..............           -                  (473)
   Foreign currency translation adjustment ...............................................      (4,616)               (4,161)
                                                                                           -----------           -----------
     Total shareholders' equity ..........................................................     137,950                56,462
                                                                                           -----------           -----------
     Total liabilities and shareholders' equity ..........................................    $192,829              $116,548
                                                                                           ===========           ===========

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

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                    (In thousands, except per share amounts)


                                                                                   Three months ended December 31,
                                                                                  ----------------------------------
                                                                                      1996                    1995
                                                                                  -----------              ---------
Revenues:
  Product sales ....................................................                 $ 68,979              $  67,192
  Retail royalties .................................................                      354                  1,085
  Sales commissions and other revenues .............................                    1,509                     76
                                                                                  -----------              ---------
           Net revenues ............................................                   70,842                 68,353

Operating costs and expenses:
  Media purchases ..................................................                   28,112                 19,602
  Direct costs .....................................................                   38,934                 34,378
  Selling, general and administrative ..............................                   11,486                  8,318
  Severance expense ................................................                    1,100                      -
  Interest expense .................................................                      414                    246
                                                                                  -----------              ---------
           Total operating costs and expenses ......................                   80,046                 62,544
                                                                                  -----------              ---------
(Loss) income before income taxes ..................................                   (9,204)                 5,809
Income taxes (benefit) .............................................                   (3,220)                   877
                                                                                  -----------              ---------

Net (loss) income ..................................................               $   (5,984)              $  4,932
                                                                                  ===========              =========

(Loss) income per common and common equivalent share:
  Primary ..........................................................               $    (0.24)              $   0.21
                                                                                  ===========              =========

  Fully-diluted ....................................................               $    (0.24)              $   0.20
                                                                                  ===========              =========


Weighted average number of common and common equivalent shares outstanding:
  Primary ..........................................................                   24,679                 23,781
                                                                                  ===========              =========

  Fully-diluted ....................................................                   24,679                 24,414
                                                                                  ===========              =========


           See notes to condensed consolidated financial statements.

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                    (In thousands, except per share amounts)


                                                                                 Nine months ended December 31,
                                                                               ----------------------------------
                                                                                  1996                    1995
                                                                              ------------            -----------
Revenues:
   Product sales .......................................................          $261,643               $187,163
   Retail royalties ....................................................            14,119                  3,443
   Sales commissions and other revenues ................................             4,036                    400
                                                                              ------------            -----------
     Net revenues ......................................................           279,798                191,006

Operating costs and expenses:
   Media purchases .....................................................            99,748                 57,557
   Direct costs ........................................................           137,732                 98,025
   Selling, general and administrative .................................            34,611                 22,042
   Severance expense  ..................................................             1,100                      -
   Interest expense ....................................................             1,127                    719
                                                                              ------------            -----------
     Total operating costs and expenses ................................           274,318                178,343
                                                                              ------------            -----------
Income before income taxes .............................................             5,480                 12,663
Income taxes ...........................................................             1,920                  1,984
                                                                              ------------            -----------

Net income .............................................................        $    3,560              $  10,679
                                                                              ============            ===========

Income per common and common equivalent share:
   Primary .............................................................       $      0.14            $      0.49
                                                                              ============            ===========

   Fully-diluted .......................................................       $      0.14            $      0.45
                                                                              ============            ===========


Weighted average number of common and common equivalent shares outstanding:
   Primary .............................................................            26,128                 22,780
                                                                              ============            ===========

   Fully-diluted .......................................................            26,128                 23,759
                                                                              ============            ===========


           See notes to condensed consolidated financial statements.

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                 (In thousands)


                                                                                     Nine months ended December 31,
                                                                                  -------------------------------------
                                                                                      1996                    1995
                                                                                  -------------          --------------


Cash flows from operating activities:
   Net income............................................................          $    3,560               $ 10,679
   Adjustments to reconcile net income
      to net cash (used in) provided by operating activities:
        Depreciation and amortization ...................................               3,318                  1,396
     Tax benefit from exercise of stock options..........................                   -                  1,010
        Changes in operating assets and liabilities, net of
             effects from acquisitions...................................            (30,948)               (13,533)
        Other ...........................................................             (4,059)                    (7)
                                                                                  -----------           ------------
         Net cash used in operating activities ..........................            (28,129)                  (455)

Cash flows from investing activities:
   Additions to property and equipment ..................................             (5,343)                (2,156)
   Cost of companies acquired, net of cash acquired .....................               (615)                  (897)
   Investment in EarthLink ..............................................             (1,250)                      -
                                                                                  -----------           ------------
         Net cash used in investing activities ..........................             (7,208)                (3,053)

Cash flows from financing activities:
   Proceeds from borrowings .............................................               9,400                      -
   Payments on borrowings ...............................................            (15,294)                  (132)
   Exercise of stock options and warrants................................               6,027                  2,958
   Net proceeds from issuance of common stock............................              28,869                      -
   Payments received on notes receivable ................................                   -                  1,719
                                                                                  -----------           ------------
         Net cash provided by financing activities ......................              29,002                  4,545

Effect of exchange rate changes on cash and cash equivalents ............             (2,100)                  (893)
                                                                                  -----------           ------------
         Net (decrease) increase in cash and cash equivalents ...........             (8,435)                    144
Cash and cash equivalents at beginning of period ........................              18,405                 13,467
                                                                                  -----------           ------------
Cash and cash equivalents at end of period ..............................          $    9,970                $13,611
                                                                                  ===========           ============


           See notes to condensed consolidated financial statements.

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                December 31, 1996

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1996.

2.  Per Share Amounts

Income (loss) per share amounts have been computed based upon the weighted average number of common shares and dilutive common equivalent shares (stock options, warrants and preferred stock) outstanding using the "if converted method".

3.  Contingent Matters

Lachance and Efron and Cohen Class Actions.

In July and December 1994, stockholders filed purported class action lawsuits in federal court against the Company and certain of its former officers and directors in connection with an aborted merger transaction with ValueVision International, Inc. The parties have reached an agreement in principle to settle these matters. Similar actions filed in Delaware state court have been formally and finally settled. Such settlements (both federal and Delaware state court) provided for aggregate cash payments by the Company's insurer of approximately $1.1 million and aggregate cash payments by the Company of $375,000, as to which the Company recorded a charge against earnings in the fourth quarter of fiscal 1995. Consummation of these federal court settlements is subject to the approval of such court.

Positive Response Shareholders' California Class Action.

On May 1, 1995, a purported class action suit was filed in the United States District Court for the Central District of California against Positive Response Television, Inc. ("PRTV") and its principal executive officers alleging that PRTV has made false and misleading statements in its public filings, press releases and other public statements with respect to its business and financial prospects. The suit was filed on behalf of all persons who purchased PRTV common stock during the period from January 4, 1995 to April 28, 1995. The suit seeks unspecified compensatory damages and other equitable relief. An amended complaint was dismissed in late July 1995. On or about September 25, 1995, the plaintiffs filed a second amended complaint, which added additional officers as defendants and attempted to set forth new facts to support plaintiffs' entitlement to legal relief. The Company has reached an agreement in principle to settle this action. Such settlement is contingent upon court approval. If the action is settled upon the terms agreed upon in principle, the settlement will not have a material adverse impact on the Company's results of operation or financial position.

Ab Roller Plus Patent Litigation

On March 1, 1996, Precise Exercise Equipment ("Precise") filed suit in the United States District Court for the Central District of California against certain parties, including the Company, alleging patent infringement, unfair competition and other intellectual property claims. Such claims relate to an alleged infringement of Precise's initial US patent for an exercise device. The suit claims that a product marketed by the Company pursuant to a license granted by a third party violates Precise's initial US patent. Pursuant to the terms of such license, the third party is contractually obligated to indemnify the Company in this suit. The suit seeks an injunction and treble damages. The Company's independent legal counsel has issued an opinion to the Company that the product marketed by the Company does not infringe upon Precise's initial US patent. A second US patent was issued to Precise on November 26, 1996 for its exercise device. Precise amended its pleadings to include additional claims based on such new patent. Upon the issuance of the new patent, the Company terminated active marketing of the Ab Roller Plus product in the US. The Company believes that it has valid defenses against any claims for damages by Precise and that the foregoing will not have any material adverse effect on the Company. However, unanticipated adverse determinations in connection with this matter could have a material adverse effect on the Company's results of operations in a future period.

Edmark Industries Litigation

In February 1996, Edmark Industries ("Edmark"), a supplier of the Super Slicer kitchen product, filed suit in the U.S. District Court for the Southern District of Texas against PRTV and the retail distributor of the product, alleging certain breach of contract, false advertising and copyright infringement claims in connection with the marketing of such product. Pursuant to PRTV's agreement with the retail distributor, PRTV may be required to indemnify such distributor and such distributor's retail customers for costs incurred and for losses sustained in connection with this suit. In November 1996, the Court provided injunctive relief to the plaintiff on the issues of copyright infringement and false advertising. Discovery is ongoing and the case is expected to come to trial in 1997. The Company believes that it has valid defenses against claims for damages by Edmark and is pursuing its defenses vigorously.

4.  Debt

In June 1996, the Company increased its revolving credit line from $5.0 million to $20.0 million. The revolving credit facility is available until December 31, 1997 at which time its continuation will be considered. Interest on cash advances under the facility will accrue at varying rates based, at the Company's option, on the bank's national commercial rate or the London Interbank Offering Rate (LIBOR) plus 1.25%. The agreement requires the Company to pay an annual fee of .25% on the unused portion of the facility. At December 31, 1996, there were approximately $6.0 million of outstanding letters of credit under this facility.

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

5.  Acquisitions

As previously reported, on May 17, 1996 the Company acquired all of the issued and outstanding capital stock of PRTV, a publicly traded direct marketing company and producer of infomercials, for 1,836,773 shares (of which 211,146 shares have been deposited into an escrow account for possible future delivery to PRTV shareholders) of the Company's common stock valued at $25.9 million. The acquisition was accounted for as a purchase and is included in the Company's financial statements from the date of acquisition. A total of $35.6 million in assets were acquired and included excess cost over acquired assets of approximately $21.7 million which is being amortized over 20 years.

As of July 2, 1996, the Company had also acquired two direct response marketing companies, Prestige Marketing Limited and Prestige Marketing International Limited (collectively "Prestige") and Suzanne Paul Holdings Pty Limited and its operating subsidiaries (collectively "Suzanne Paul"). The aggregate consideration paid by the Company for Prestige and Suzanne Paul was approximately $4.2 million in cash, $2.8 million in a note payable due (and subsequently paid on) December 5, 1996 and 787,879 shares of the Company's common stock valued at $14.7 million. Upon consummation of these acquisitions, the Company also funded a dividend of approximately $4.6 million to the shareholders of Suzanne Paul. In addition, the Company may be required to issue up to an aggregate of an additional $5.0 million in the Company's common stock, valued at then present market prices, in 1997 and 1998, contingent upon the levels of net income achieved in those years by Prestige and Suzanne Paul. The acquisition has been accounted for as a purchase and is included in the Company's financial statements from the date of acquisition. A total of $33.8 million in assets were acquired and included excess cost over acquired assets of approximately $18.8 million, which is to be amortized over 20 years.

The purchase price allocations for PRTV, Prestige and Suzanne Paul are based on management's preliminary estimates of the fair value of assets acquired and liabilities assumed. Had the PRTV, Prestige and Suzanne Paul acquisitions been made at April 1, 1995, pro forma unaudited condensed results from operations for the nine months ended December 31, 1996 and 1995 would have been as follows (in thousands, except per share data):

                                           Nine Months Ended December 31,
                                           ------------------------------
                                               1996                1995

    Net revenues                            $294,313            $249,606
    Net income                              $  3,783            $  8,233
    Primary income per share                $   0.14            $   0.31
    Fully diluted income per share          $   0.14            $   0.29


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

6.  Public Offering

On August 6, 1996, the Company completed a public offering of an additional 2.0 million shares of its common stock with net proceeds to the Company of approximately $28.9 million. If these shares had been outstanding for the entire nine month periods ended December 31, 1996 and 1995 and the PRTV, Prestige and Suzanne Paul acquisitions had been made at the beginning of these periods, primary income per share and fully diluted income per share would have been $0.14 for the nine month period ended December 31, 1996 while for the nine months ended December 31, 1995, primary and fully-diluted income per share would have been $0.29 and $0.26, respectively.

              CAUTIONARY STATEMENT FOR FORWARD - LOOKING STATEMENTS

This report contains "forward-looking" statements. The Company is including this statement for the express purpose of availing itself of the protections of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all of such forward-looking statements. Examples of forward-looking statements include, but are not limited to (a) projections of revenues, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, capital structure and other financial items, (b) statements of plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulating authorities, (c) statements of future economic performance and (d) statements of assumptions underlying other statements and statements about the Company or its business.

The Company's ability to predict projected results or to predict the effect of certain events on the Company's operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this report to carefully consider certain factors, including competition for customers and media access; market conditions regarding buyers and sellers of media; the potential effect of litigation involving the Company; the risks of doing business in the U.S. and in the international marketplace; the uncertainty of developing or obtaining rights to new products that will be accepted by the market; the limited market life of the Company's products; the effects of government regulations; issues relating to entering new markets, the difficulty inherent in identifying successful products, locating efficient suppliers of such products, bringing new products to market in a timely fashion and other factors discussed herein, because such factors in some cases have affected and in the future (together with other factors) could affect, the ability of the Company to achieve its anticipated results and may cause actual results to differ materially from those expressed herein.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company is engaged in the direct marketing of consumer products, primarily through the use of infomercials. The Company continually attempts to diversify and expand its product offerings to generate increased revenues. The Company's diversification efforts are designed to reduce the risk associated with relying on a limited number of successful products for a disproportionate amount of its revenues. Such efforts include the expansion of its presence in the global marketplace, thereby creating new markets for its products and joining forces with strategic partners to increase its product base. As the Company enters new markets, it is able to air shows from its existing library, thus reducing its dependence on new products and new show productions. The Company takes advantage of the product awareness created by its infomercials by extending the sales life of its infomercial products through non-infomercial distribution channels, such as retail arrangements and by entering into agreements with manufacturers of consumer products in which the Company's strategic partners supply new products and retail distribution channels for product sales.

Results of Operations

The operating results for Positive Response Television, Inc. ("PRTV"), Prestige Marketing Limited and Prestige Marketing International Limited (collectively, "Prestige") and Suzanne Paul Holdings Pty Limited and its operating subsidiaries (collectively, "Suzanne Paul") are included in the Company's current period results from the date of each respective acquisition.

The following table sets forth the operating data of the Company as a percentage of net revenues for the periods indicated below:

                                                    Three Months Ended              Nine Months Ended
                                                        December 31                     December 31
                                                 ------------------------          ---------------------
                                                  1996             1995             1996           1995
                                                  ----             ----             ----           ----

Statement of Operations Data:
  Net revenues                                    100.0%           100.0%           100.0%          100.0%

   Operating costs and expenses:
      Media purchases                              39.7%            28.7%            35.7%           30.1%
      Direct costs                                 55.0%            50.3%            49.2%           51.3%
      Selling, general and  administrative         16.2%            12.2%            12.4%           11.5%
      Severance expense                             1.6%            -                 0.4%           -
      Interest expense                              0.6%             0.4%             0.4%            0.4%
                                                --------         --------         --------        --------
        Total operating costs
            and expenses                          113.1%            91.6%            98.1%           93.3%

(Loss) income before income taxes                 -13.1%             8.4%             1.9%            6.7%
Income Taxes                                       -4.5%             1.3%             0.7%            1.0%
                                                --------         --------         --------        --------

Net (loss) income                                  -8.6%             7.1%             1.2%            5.7%
                                                ========         ========         ========        ========


Three months ended December 31, 1996 compared to December 31, 1995

Net Revenues

Net revenues were $70.8 million for the three months ended December 31, 1996, as compared to $68.4 million for the three months ended December 31, 1995, an increase of $2.4 million or 3.6%. The Company aired five new shows in the quarter ended December 31, 1996. These shows did not have a significant impact on the revenues for the current year quarter due to the timing of their airings and the buildup of backlog created by manufacturing/sourcing difficulties for the related products. As of December 31, 1996, the Company's North American operation had a backorder volume in excess of $10.0 million due in part to these new shows. The Company believes it has created a pipeline of new shows to support its domestic operations on an ongoing basis and to add to its library of shows. The Company's Japanese business was off due to increased competition from traditional programming and other infomercial competitors and the fact that additional Japanese airtime was not obtained in the quantity or speed anticipated.

Core market revenues, which consist of net revenues in the United States, Western Europe and Japan were $52.6 million for the three months ended December 31, 1996, as compared to $65.2 million for the three months ended December 31, 1995, a decrease of $12.6 million or 19.3%. This decrease was primarily due to the timing of, and other matters related to, new shows for the U.S. marketplace, as discussed above, the decline of the Ab Roller Plus product and the less than anticipated Japanese results.

Emerging market revenues, which include the non-Japanese countries in the Pacific Rim, Eastern Europe, the Middle East, Canada, Africa and Latin America, were $18.2 million for the three months ended December 31, 1996 as compared to $3.1 million for the three months ended

December 31, 1995, an increase of $15.1 million. The growth was a result of ongoing expansion of the Company's operations into new marketplaces. This included significant growth generated from the Prestige/Suzanne Paul acquisitions.

Operating Costs

Total operating costs and expenses were $80.0 million for the three months ended December 31, 1996 as compared to $62.5 million for the three months ended December 31, 1995, an increase of $17.5 million or 28.0%. This was principally due to higher media costs in the U.S. market.

Media Purchases

Media purchases were $28.1 million (net of $7.3 million in media sales) for the three months ended December 31, 1996 as compared to $19.6 million (net of $3.6 million in media sales) for the three months ended December 31, 1995, an increase of $8.5 million or 43.4%. The ratio of media purchases to net revenues increased from 28.7% for the three months ended December 31, 1995 to 39.7% for the three months ended December 31, 1996. These increases were primarily due to the following factors: As a result of the PRTV and Nancy Langston acquisitions completed earlier in the fiscal year, the Company added significant blocks of infomercial media time that could not be resold or used profitably during the 1996 pre-holiday period. New shows were not brought to market quickly enough to fill excess media time, nor was the Company able to scale up product manufacturing for new shows quickly enough to ship products against orders generated in the third quarter. Media costs rose considerably in the third fiscal quarter over the comparable quarter from a year ago, a problem experienced industry-wide during the period.

Direct Costs

Direct costs consist of the cost of materials, freight, infomercial production, commissions and royalties, fulfillment, inbound telemarketing, credit card authorization and warehousing. Direct costs were $38.9 million for the three months ended December 31, 1996 as compared to $34.4 million for the three months ended December 31, 1995, an increase of $4.5 million or 13.3%. The ratio of direct costs to net revenues increased from 50.3% in the year earlier period to 55.0% in the current period. The increase in direct costs as a percentage of net revenues resulted from the underabsorbtion of certain fixed costs by lower U.S. revenues, product mix changes in the Company's core market and a higher percentage of revenues being generated in the international marketplace where direct costs are typically higher.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately 38.1% from $8.3 million for the three months ended December 31, 1995 to $11.5 million for the three months ended December 31, 1996, primarily due to costs associated with the Company's continued global expansion. Selling, general and administrative expenses as a percentage of net revenues increased from 12.2% for the three months ended December 31, 1995 to 16.2% for the three months ended December 31, 1996, primarily due to lower core market revenues.

Severance Expense

During the current quarter, the Company recorded a $1.1 million charge against earnings relating to severance expense associated with the restructuring of management.

Interest Expense

Interest expense was $0.4 million for the three months ended December 31, 1996, as compared to $0.2 million for the three months ended December 31, 1995. The increase was primarily due to an increase in the average outstanding indebtedness during the current period.

Income Taxes

The Company's effective tax benefit was 35.0% for the three months ended December 31, 1996, as compared to 15.1% for the three months ended December 31, 1995. The lower rate in the prior year was as a result of the Company's utilization of net operating loss carryforwards to offset U.S. federal and state income taxes. The Company's current year rate is also unfavorably impacted by non-deductible goodwill amortization related to the acquisitions of PRTV, Prestige and Suzanne Paul.

Net Loss

For the three months ended December 31, 1996 the Company experienced a net loss of $6.0 million. As outlined above, the factors contributing to this situation were decreasing core market revenues, increasing media costs and severance expenses.

Nine months ended December 31, 1996 compared to December 31, 1995

Net Revenues

Net revenues were $279.8 million for the nine months ended December 31, 1996, as compared to $191.0 million for the nine months ended December 31, 1995, an increase of $88.8 million or 46.5%. Retail royalties were $14.1 million for the nine months ended December 31, 1996 versus $3.4 million for the nine months ended December 31, 1995 and principally reflected the royalties generated from sales of the Ab Roller Plus into the retail marketplace.

Core market revenues were $241.8 million for the nine months ended December 31, 1996, as compared to $185.2 million for the nine months ended December 31, 1995, an increase of $56.6 million or 30.6%. Approximately 32.4% of the Company's core market revenues for the nine months ended December 31, 1996 were generated from sales of the Ab Roller Plus. In addition, sales of the Ab Roller Plus accounted for 44.4% of domestic net revenues during the period.

Emerging market revenues were $38.0 million for the nine months ended December 31, 1996, as compared to $5.8 million for the nine months ended December 31, 1995, an increase of $32.2 million. The growth was a result of ongoing expansion of the Company's operations into new marketplaces via acquisition and internal growth.

Operating Costs

Total operating costs and expenses were $274.3 million for the nine months ended December 31, 1996, as compared to $178.3 million for the nine months ended December 31, 1995, an increase of $96.0 million or 53.8%. This increase corresponds with the 46.5% increase in revenues during the nine month period.

Media Purchases

Media purchases were $99.7 million (net of $10.8 million in media sales) for the nine months ended December 31, 1996, as compared to $57.6 million (net of $11.6 million in media sales) for the nine months ended December 31, 1995, an increase of $42.1 million or 73.3%. The increase was attributable to the growth in revenues and higher U.S. media costs. The ratio of media purchases to net revenues increased from 30.1% for the nine months ended December 31, 1995 to 35.7% for the nine months ended December 31, 1996. This was primarily due to higher U.S. media costs especially during the quarter ended December 31, 1996 (see above "Three months ended December 31, 1996 compared to December 31, 1995 - Media Purchases"), a higher percentage of the current period's net revenues being earned in the domestic marketplace where media costs are typically higher and significant airings of the Ab Roller Plus show to support its rollout in retail. The current nine month period was also unfavorably impacted by U.S. elections and the summer Olympics (lower domestic viewership and fewer international airings.)

Direct Costs

Direct costs were $137.7 million for the nine months ended December 31, 1996, as compared to $98.0 million for the nine months ended December 31, 1995, an increase of $39.7 million or 40.5%. This is reflective of the 46.5% increase in net revenues during the nine months ended December 31, 1996, as compared to the same period in the prior year. The ratio of direct costs to net revenues decreased from 51.3% in the year earlier period to 49.2% in the current period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately 57.0% from $22.0 million for the nine months ended December 31, 1995 to $34.6 million for the nine months ended December 31, 1996, primarily due to costs associated with the Company's continued global expansion through both acquisition and internal growth. Selling, general and administrative expenses as a percentage of net revenues increased from 11.5% for the nine months ended December 31, 1995 to 12.4% for the nine months ended December 31, 1996

Severance Expense

During the current nine month period, the Company recorded a $1.1 million charge against earnings relating to severance expense associated with the restructuring of management.

Interest Expense

Interest expense was $1.1 million for the nine months ended December 31, 1996, as compared to $0.7 million for the nine months ended December 31, 1995. This was primarily due to an increase in the Company's average outstanding indebtedness during the current period.

Income Taxes

The Company's effective tax rate was 35.0% for the nine months ended December 31, 1996, as compared to 15.7% for the nine months ended December 31, 1995. The lower rate in the prior year was as a result of the Company's utilization of net operating loss carryforwards to offset U.S. federal and state income taxes. The Company's current year rate is also unfavorably impacted by non-deductible goodwill amortization relating to the acquisitions of PRTV, Prestige and Suzanne Paul.

Liquidity and Capital Resources

The Company's working capital was $67.8 million at December 31, 1996 as compared to $38.7 million at March 31, 1996, an increase of $29.1 million. This was principally due to increases in accounts receivable and inventory associated with the Company's increased sales volume as a result of the Company's continued global expansion, the effect of acquisitions and the reduction of accounts payable and accrued expenses. Cash flow used in operations was $28.1 million for the nine months ended December 31, 1996 as compared to cash used in operations of $0.5 million in the nine months ended December 31, 1995. The increase was principally due to the increase in working capital accounts mentioned above as well as the net loss generated during the three months ended December 31, 1996.

In June 1996, the Company increased its revolving credit line from $5.0 million to $20.0 million. This facility is available for working capital, acquisitions and general corporate purposes as well as for the issuance of letters of credit. As of December 31, 1996 there were approximately $6.0 million of outstanding letters of credit and no actual borrowings under this facility. At present, the Company has approximately $8.5 million of borrowings outstanding under the facility.

The Company believes that its available cash, cash from operations and available borrowings under its revolving credit facility will be sufficient to meet its normal operating, capital expenditure and debt service requirements for the near term.

The Company intends to pursue acquisition and expansion opportunities as they may arise. During the nine months ended December 31, 1996, the Company completed its acquisition of PRTV in a stock for stock transaction, which resulted in the issuance of 1,836,773 shares of the Company's common stock, 211,146 of which have been issued into escrow and may be delivered to the former shareholders of PRTV on or before November 1997 upon the realization of certain assets. In addition, the Company repaid approximately $1.0 million of outstanding debt of PRTV. Also during this nine month period, the Company acquired two direct response marketing companies, Prestige and Suzanne Paul. The aggregate consideration paid by the Company for Prestige and Suzanne Paul was approximately $4.2 million in cash, $2.8 million in note payable due (and subsequently paid on) December 5, 1996 and 787,879 shares of the Company's common stock. Upon consummation of these acquisitions, the Company also funded a dividend of approximately $4.6 million to the shareholders of Suzanne Paul. These cash amounts were funded by borrowings under the Company's aforementioned revolving credit facility. In addition, the Company may be required to issue up to an aggregate of an additional $5.0 million in the Company's common stock, valued at then present market prices, in 1997 and 1998, contingent upon the levels of net income achieved in those years by Prestige and Suzanne Paul.

During the current nine month period, the Company and the creator of the Ab Roller Plus contributed equal amounts of cash into an escrow fund designed to establish a sharing of a portion of the product's retail partner's cash risk among the Company, the retail partner and the creator of the product. The amount contributed by the Company is not material to the Company's financial condition and is only available to the retail partner in very limited circumstances.

On August 6, 1996, the Company completed a public offering of an additional 2.0 million shares of its common stock with net proceeds to the Company of approximately $28.9 million. The Company used the net proceeds to retire approximately $13.5 million of indebtedness incurred with the acquisitions of PRTV, Prestige and Suzanne Paul and Nancy Langston, as well as a $1.0 million paydown of long-term debt. The Company used the remaining proceeds to provide for the acquisition and retention of media access contracts and for general corporate purposes, including working capital requirements and expenditures related to acquisitions.

Part II.   Other Information

Item 1.   Legal Proceedings

The information contained in Note 3 (Contingent Matters) to the Condensed Consolidated Financial Statements in Part I of this report is incorporated herein by reference. All of the matters referred to in Note 3 (Contingent Matters) have been the subject of disclosure in prior reports on Form 10-Q and/or 10-K.

As a result of prior settlements with the Federal Trade Commission (the "FTC"), the Company has agreed to two consent orders. Prior to the Company's acquisition of PRTV, PRTV and its Chief Executive Officer, Michael S. Levey, also agreed to a consent order with the FTC. Among other things, such consent orders require the Company, PRTV and Mr. Levey to submit compliance reports to the FTC staff. The Company, PRTV and Mr. Levey have submitted compliance reports as well as additional information requested by the FTC staff. In addition, in connection with the acquisition by the Company of PRTV, both the Company and PRTV were required pursuant to such consent orders to, and did, notify the FTC of such acquisition and Michael S. Levey was required to, and did, notify the FTC of his pending affiliation with the Company. In early June 1996, the Company received a request from the FTC for additional information regarding two of the Company's infomercials in order to determine whether the Company is operating in compliance with the consent orders referred to above. Such request also included a request for additional information concerning the Company's acquisition of PRTV. The Company responded to such request. The FTC recently advised the Company that it believed the Company had violated one of the consent orders by allegedly failing to substantiate certain claims made in one of its infomercials which was aired by the Company between 1993 and 1995. This infomercial is not currently being aired. The Company provided information to the FTC to demonstrate substantiation. If the Company's substantiation were deemed to be insufficient by the FTC, the FTC has a variety of enforcement mechanisms available to it, including, but not limited to, monetary penalties. While no assurances can be given, the Company does not believe that any remedies to which it may become subject will have a material adverse effect on the Company's results of operations or financial condition. It is possible that the notifications referred to above will result in additional requests for information from the Company and Mr. Levey and/or additional scrutiny of the Company's operations. In an effort to maintain continued compliance with the terms of the consent order, shortly following its acquisition of PRTV, the Company caused PRTV to cease airing two of its infomercials until the Company could make changes to such infomercials or take such other actions as it deems appropriate to conform such infomercials to the Company's standards, if possible. The airing of one of such infomercials by the Company has been terminated and the other has begun re-airing. The Company does not believe that such infomercials or the Company's actions regarding them will have a material adverse effect on the Company's financial condition.

As discussed in Note 5 in Part I of this report, the Company consummated its acquisition of PRTV on May 17, 1996. The Company also acquired Prestige and Suzanne Paul in early July 1996. As a result of these acquisitions, all liabilities of such entities became the responsibility of the Company.

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


Item 6.  Exhibits and Reports on Form 8-K

(a)      The following exhibits are included herein:

         10.1 Agreement, dated October 21, 1996, by and between the Company and David Carman.

         10.2 Agreement, dated October 21, 1996, by and between Quantum International Limited and David Carman.

         10.3 Consulting Agreement, dated as of December 19, 1996, by and between Brian McAdams and the Company.

         11.1    Statement Re:  Computation of Per Share Earnings.

         27.1    Financial Data Schedule.

(b) The Company did not file any Current Reports on Form 8-K during the three month period ended December 31, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 NATIONAL MEDIA CORPORATION
                                 Registrant



Date: February 14, 1997          /s/ Mark P. Hershhorn
                                 ----------------------
                                 Mark P. Hershhorn
                                 President, Chief Executive Officer and Director





Date: February 14, 1997          /s/ James M. Gallagher
                                 -----------------------
                                 James M. Gallagher
                                 Vice President and Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.
-----------

   10.1 Agreement, dated October 21, 1996, by and between the Company and David Carman.

   10.2 Agreement, dated October 21, 1996, by and between Quantum International Limited and David Carman.

   10.3 Consulting Agreement, dated as of December 19, 1996, by and between Brian McAdams and the Company.

   11.1     Statement Re:  Computation of Per Share Earnings.

   27.1     Financial Data Schedule.