Form 10-K
period 1997-03-31
NATIONAL MEDIA CORP
filed 1997-07-15
CIK 70412

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                             ---------------------

                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

For the fiscal year ended March 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED].

For the transition period from                   to
                               -----------------    -----------------------

                         Commission file number 1-6715

                           NATIONAL MEDIA CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                   Delaware                          13-2658741
          (State of Other Jurisdiction           (I.R.S. Employer
        of Incorporation or Organization)        Identification No.)

Eleven Penn Center, Suite 1100, 1835 Market Street, Philadelphia, PA     19103
            (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code: 215-988-4600

Securities registered pursuant to Section 12(b) of the Act:
          Title of each class:        Name of each exchange on which registered:
Common Stock, par value $.01 per share         New York Stock Exchange
                                            Philadelphia Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of May 30, 1997 was approximately $177,134,940.

     There were approximately 24,965,534 issued and outstanding shares of the Registrant's common stock, par value $.01 per share, at May 30, 1997. In addition, there were 707,311 shares of treasury stock as of such date.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement for its 1997 annual meeting of stockholders are incorporated by reference into Parts III and IV of this Annual Report on Form 10-K.

*Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers and directors of the Registrant, without conceding that all such persons are "affiliates" of the Registrant for purposes of the federal securities laws, but including the shares beneficially owned by others listed on the "Security Ownership of Certain Beneficial Owners" table included in Registrant's proxy statement. Based upon a market value per share of $7.375, which was the closing price of the Company's Common Stock on the New York Stock Exchange on May 30, 1997.

================================================================================

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

  This Report contains "forward-looking" statements regarding potential future events and developments affecting the business of the Company. Such statements relate to, among other things, (i) competition for customers for its products and services; (ii) the uncertainty of developing or obtaining rights to new products that will be accepted by the market and the timing of the introduction of new products into the market; (iii) the limited market life of the Company's products; and (iv) other statements about the Company or the direct response industry.

       The Company's ability to predict results or the effect of any pending events on the Company's operating results is inherently subject to various risks and uncertainties, including competition for products, customers and media access; the risks of doing business abroad; the uncertainty of developing or obtaining rights to new products that will be accepted by the market; the limited market life of the Company's products; and the effects of government regulations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                     PART I

  Item 1.   Business

  National Media is a global leader in the use of direct response transactional television programming, known as infomercials, to market consumer products. National Media is the world's largest publicly held infomercial company, making infomercial programming available to more than 370 million households in 70 countries worldwide.

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

  The development of the international infomercial industry began in Western Europe following the initial industry development in the United States. Quantum Marketing International, which was acquired by the Company in 1991, was one of the pioneers in the international infomercial industry's development, commencing operations in 1990. The industry expanded throughout Europe and then into non-European markets through the early 1990s and continues to expand into other worldwide markets today. Whereas domestically, distribution of products through infomercials is viewed as an alternative to retail, mail order and other means of distribution, in many international markets distribution through traditional channels is not readily accessible to many consumers. As a result of these factors, the Company believes that it has an opportunity to be the primary distributor of innovative consumer products in the international marketplace.

  Strategy

  National Media's goal is to be recognized as a worldwide leader in direct marketing. Through direct response transactional television programming and integrated consumer marketing techniques, the Company is pursuing a business strategy focusing on: (i) increasing the effective utilization and leveraging of its global presence, (ii) continuing to develop and market innovative consumer products to enhance its library of infomercial programs and (iii) engineering the most efficient business model for the conduct of its worldwide direct response business.

  Leveraging Global Presence.   The Company is continuing its efforts to expand
  its position as a worldwide leader in infomercial programming. Through its existing media access and order fulfillment operations, the Company has the ability to deliver infomercial programming and products to over 370 million households worldwide. The Company intends to continue to explore new ways to effectively utilize and leverage this worldwide distribution, reach and capability, possibly, by offering such capability to other consumer distributors; by entering into alliances with companies that need or desire to reach the worldwide households that the Company's programming reaches; and by taking advantage of the product/brand awareness created by its programming in other methods of consumer distribution, etc. In addition, the Company intends to more aggressively utilize its assets such as its customer lists in order to realize the true value thereof.

  Develop and Market Innovative Products to Enhance Library of Infomercial Programs. The Company continually seeks out innovative consumer products which it can market and distribute profitably. The Company has an in-house product development/marketing department responsible for researching, developing and analyzing products and product ideas. The Company augments its product development activities through relationships with third parties.

  The Company believes that its large library of infomercial programs, together with its extensive international operations and experience in product sourcing, telemarketing, order fulfillment and customer service, gives it a significant competitive advantage over others desiring to enter its existing or new markets. While the Company incurs certain initial and ongoing costs in connection with adapting a product and infomercial for specific markets, the primary expenses are incurred when the product/infomercial is first developed for its initial target market. Thus, as the Company decides to introduce a product into additional markets, it can do so quickly, efficiently and relatively inexpensively.

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

  Engineering the Most Efficient Business Model for the Company. The Company continues to explore methods to better control each step in the development and life cycle of a product/infomercial and develop its expertise in, and refine its systems with regards to, product sourcing, in-bound telemarketing, order fulfillment and customer service. National Media believes that its current competitive advantages of international media partnerships, multi-country coverage and fully-integrated program production, product sourcing and order fulfillment, as well as the development of new long-term media and marketing partners, provide it with a strong base from which it can lower its costs and engineer a business model which is the most efficient for a worldwide direct response business.

  Product Development

  The Company's product development/marketing department researches and develops new products that may be suited for direct response television marketing and subsequent marketing through non-infomercial distribution channels. The Company's product development staff develops new product ideas from a variety of sources, including inventors, suppliers, trade shows, industry conferences, strategic alliances with manufacturing and consumer product companies and the Company's ongoing review of new developments within its targeted product categories. As a result of the Company's prominence in the infomercial industry, it also receives unsolicited new product proposals from independent third parties. During the evaluation phase of product development, the Company evaluates the suitability of the product for television demonstration and explanation as well as the anticipated perceived value of the product to consumers, determines whether an adequate and timely supply of the product can be obtained and analyzes whether the estimated profitability of the product satisfies the Company's criteria.

  In order to develop or acquire the rights to distribute or market new products, the Company sometimes works with consumer product companies. A clear advantage of these relationships is that the Company's partner typically will provide research and development support, thereby reducing the Company's financial risk as well as its working capital requirements.

  The Company has continued to devote attention to the development of products specifically targeted at markets outside of North America. In fiscal 1997, the Company introduced 14 new products for non-domestic infomercial markets. The Company reviews its infomercial library on an ongoing basis to select those products which it believes will be successful in Europe and/or Asia and/or its other international markets. When a product which was initially sold domestically is selected for international distribution, the infomercial is dubbed and product literature is created in the appropriate foreign languages. In addition, a review of the product's and the infomercial's compliance with local laws is completed. The Company then begins airing the infomercial internationally. As competition in the international marketplace has increased, the Company has begun introducing domestically originated products internationally on a much more rapid basis. While the majority of the programs aired internationally have historically come from the Company's United States operating companies, the Company also airs shows and distributes products of other independent domestic infomercial companies. The Company brought approximately 47 new products to market globally during fiscal 1997.

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

  Infomercial Development and Test Marketing

  Once the Company decides to bring a product to market, it arranges for the production of a 30-minute infomercial that will provide in-depth demonstrations and explanations of the product. The Company attempts to present a product in an entertaining and informative manner utilizing a variety of program formats, including live talk shows and live paid studio
  audience programs.   The Company's infomercials are currently produced in-
  house or by independent production companies with experience in the Company's product categories in the United States and other countries. The cost of producing an infomercial generally ranges from $175,000 to $350,000. In addition, producers, hosts and spokespersons generally receive fees based upon sales of the product.

  Following completion of the production of an infomercial, the program is then tested in the United States in specific time slots on both national cable networks and targeted broadcast stations. If a show achieves acceptable results in the market tests, it is generally aired on a rapidly increasing schedule on cable networks and broadcast channels. During this initial phase, the Company may modify the creative presentation of the infomercial and/or the retail pricing, depending upon viewer response. After the initial marketing phase, the Company may adjust the frequency of a program's airings to achieve a schedule of programs that it believes maximizes the profitability of all of the Company's products being marketed through infomercial programming at a given time. While in the past, the Company generally aired each successful infomercial domestically for 4 to 10 months or more, after which the potential existed for additional international airings which may have ranged from 12 to 24 months, or longer in some instances, the Company has begun introducing products internationally soon after, or simultaneously with, its domestic introduction of the products.

  The Company believes that it has the largest library of infomercials and associated products in the world. The Company's library includes over 100 infomercials and products. The Company believes that this library is a significant asset when it negotiates to gain access to media time, particularly in new markets.

  Media Access

  An important part of the Company's ability to successfully market products is its access to media time. The Company's infomercial programming is presently available to more than 370 million households in 70 countries worldwide, including Argentina, Australia, Austria, Belarus, the Benelux countries, Brazil, China, Denmark, Ecuador, most Eastern European countries, Finland, France, Germany, Greece, Ireland, Italy, Japan, Mexico, most Middle Eastern countries, New Zealand, Norway, Peru, Portugal, Russia, Spain, most South American countries, Sweden, Switzerland, Taiwan, Turkey, Ukraine and the United Kingdom.

  In peak periods, the Company utilizes upwards of 1000 hours of cable and broadcast television time per week in the United States and upwards of 650 hours per week internationally, most of which is satellite and terrestrial broadcast time, to air its infomercials. For the most part, cable broadcast technology is not as prevalent internationally as it is in North America. Historically, approximately one-half of the Company's cable air time in the United States and a majority of the Company's satellite and terrestrial air time internationally has been purchased under long-term contracts that provide for specific time slots over the life of the respective contracts. More recently, the Company effectuated a reduction in the United States market to the point where approximately one-quarter of its time is pursuant to longer term contracts.

  Domestic. Domestically, the Company purchases most of its cable television time directly from cable networks and their respective media representatives, and presently has commitments for cable television time slots for periods ranging from one month to two years. Such commitments for cable television access are generally longer in duration than broadcast television time, which is often purchased on an "as available" basis. These cable networks presently include: CNBC, Discovery, E!, The Family Channel, FX, Home Team Sports, The Learning Channel, Lifetime Television, The Nashville Network, The New Inspirational Network, Product Information Network, SCIFI, TV Food Network and USA Network. The Company believes that at least one of the above networks is carried by every local cable system carrier throughout the United States.

  In addition to domestic air time purchased on cable networks, the Company also purchases broadcast television time from network affiliates and independent stations. Broadcast television time segments are purchased primarily in 30-minute spots. The Company also purchases 60 and 120-second spots where economically feasible and adapts portions of its infomercials for airings in such spots. The time segments on broadcast television are purchased primarily on a quarterly basis based on the availability of programming time. In the event that the Company determines that such time slots are not advantageous to the Company, the Company is able to terminate such agreements quickly. The Company intends to continue to pursue opportunities in new television markets through other cable channels, cable operators and with additional broadcast television stations in existing television markets. The Company believes that there is currently more than an adequate supply of broadcast television time available from these sources in the United States to satisfy the Company's needs. In fiscal 1997 in the United States, approximately 52% (in dollar terms) of the media time purchased by the Company came from cable television and approximately 48% came from network affiliates and independent television. The Company's infomercials generally are aired in the United States between the hours of 3:00 a.m. and 2:00 p.m., Eastern time, seven days a week.

  Larger multiple system operators in the United States now sell air time which was previously left unutilized, or "dark." The Company believes that this may create an opportunity to lower its cost of air time as well as obtain additional air time in desired markets. The Company generally has the right to sell any media time it may have the right to use. During fiscal 1997, the Company maintained a broker relationship with several companies to which it sold air time. In addition to generating revenues, this ability to resell excess time can reduce some of the risk associated with large purchases of media time.

  As discussed above, the Company purchases a significant amount of its media time from cable television and satellite networks. These cable television and satellite networks assemble programming for transmission to multiple and local cable system operators. These operators may not be required to carry all the network's programming. The Company currently does not pay and is not paid for the "privilege" of being broadcast by these operators. It is possible that, if demand for air time grows, and because of cable legislation in the United States, these operators will begin to charge the Company to continue broadcasting the Company's infomercials or limit the amount of air time available to the Company. The Company is dependent on having access to media time to televise its infomercials on cable networks, satellite networks, network affiliates and local stations.

  International. Internationally, the Company's infomercials are aired on one or more of three technologies in its market territories: (i) satellite transmission direct to homes with satellite reception dishes, (ii) cable operators who retransmit satellite broadcasts to cable-ready homes and (iii) terrestrial broadcast television. The Company's satellite air time is obtained through long-term agreements with companies that own or lease satellite transponder time. When negotiating to gain access to media time in a new market, the Company believes that its existing library of infomercials which are available for immediate introduction into such new market, together with its general industry experience, gives it a competitive advantage. Since 1991, the Company has entered into a number of long-term, exclusive contracts with pan-European satellite channels such as Eurosport, Flextech (Starstream) and The NBC Super Channel. During the term of these contracts, the Company is generally entitled to broadcast programming continuously for a specified period of time and is guaranteed a specified amount of satellite television hours per month. Under some of these arrangements, the Company has rights of first refusal for any additional infomercial air time that becomes available. In Japan, the Company purchases its media time exclusively through its partner, Mitsui & Co., Ltd. As a result of these media relationships, the Company's transactional television programming can be seen in the Middle East, Asia and in virtually every country in Europe, and its products are available for purchase in approximately 70 countries. The Company's long-term media
  contracts in Europe expire at various dates through 2010.   The Company
  expects that it will face increases in costs associated with the renewal of certain of its media contracts, which increases may or may not have a material adverse effect on the Company. The Company intends to strategically pursue additional markets.

  Sourcing and Manufacturing

  The Company uses sources in the United States and several countries in Europe and Asia to manufacture products sold through its infomercials. The Company monitors the availability of supplies of products and adjusts the air time of an infomercial for a product which cannot be adequately supplied. Additionally, the Company uses the services of a technical/engineering firm in Hong Kong to coordinate and direct the Company's manufacturing sources in Asia and to monitor the quality of the products manufactured in such countries.
  The same product manufacturing sources may be utilized irrespective of whether an infomercial is being aired in the United States or internationally.

  In general, before the Company takes any sizeable inventory position in a product, the Company test markets the product. The Company then purchases additional inventory for roll-out of the product. Sometimes, due to issues of timing and payment relating to sourcing, the Company does take an inventory position in a product before testing is completed.

  In-Bound Telemarketing

  The Company strives to create a problem-free fulfillment process for its customers. This process consists of in-bound telemarketing, order fulfillment and customer services. The first step in this process is the order-taking function known as in-bound telemarketing. Customers may order products marketed through infomercials during or after the infomercial by calling a telephone number (toll-free in the United States), which is shown periodically on the television screen during the broadcast. Both domestically and, in most cases, internationally, the Company currently subcontracts its telemarketing function to one of various third parties that provide this service for a fee-based principally on the number of telephone calls answered. In Australia and New Zealand, the Company operates its own in-bound telemarketing. In all instances domestically and in most instances internationally, in-bound telemarketers electronically transmit orders to the Company's order fulfillment centers where the product is packaged and shipped. In certain cases, at the time of purchase, the in-bound telemarketers also promote, cross-sell and upsell complementary and/or additional products relating to the product for which the inquiry is received. Such sales efforts are orchestrated by the Company's marketing personnel who script the sales approaches of the telemarketing personnel.

  The majority of customer payments in the United States are made by credit cards over the telephone with the remainder paid by check. In Europe and Asia, products are generally delivered to consumers on a "cash on delivery"
  basis.   In other areas of the world, payment by check at the time of delivery is not uncommon.

  Order Fulfillment

  The Company's North American order fulfillment center is located in Phoenix, Arizona. Activities at this facility include receiving merchandise from manufacturers, inspecting merchandise for damages or defects, storing and assembling product for later delivery, packaging and shipping of products and processing of customer returns. The Company's Phoenix fulfillment center, an approximately 188,000 square foot facility, processes substantially all orders for the Company's products sold in North America. The Company primarily uses bulk shippers to deliver products to customers in the United States. In certain instances, the manufacturer of the product ships orders directly to the customer. Each customer is charged a shipping and handling fee, which varies among products.

  Throughout most of Europe and Asia, the Company operates the warehousing, order fulfillment, distribution and customer service functions of its business through independent agents, each of which is responsible for a particular territory. In New Zealand and Australia, the Company performs these functions internally. European products are shipped by the Company or the manufacturer to independent warehouses in Rotterdam, The Netherlands and Middlesex, England. Products are then shipped to independent fulfillment centers throughout Europe that process the Company's European sales orders. In Asia, products are primarily shipped to warehouses in Japan controlled by the Company's partner, Mitsui & Co., Ltd., from which the orders are fulfilled and shipped. Outside Europe and Asia, the Company generally contracts with independent licensees who buy the Company's products outright and then sell them to consumers, both through infomercials and through other local distribution channels, under conditions and standards prescribed and monitored by the Company. In many international countries, the Company's products are delivered to purchasers through the postal system on a "cash on delivery" basis. In some countries, consumers who order products in response to an infomercial pick up their product at a central warehouse facility.

  Customer Service

  An important aspect of the Company's marketing strategy is to maintain and improve the quality of customer service. Domestically, the Company operates toll-free customer service telephone numbers and maintains its own customer service department in Phoenix, Arizona to respond to customer inquiries, provide product information to customers and process product returns. Outside of the United States and Canada, customer service is generally provided on a contract basis through third parties whose operations are monitored by the Company. The Company's New Zealand and Australian subsidiaries perform these functions internally.

  The Company generally offers an unconditional 30-day money back return policy to purchasers of any of its products. In addition, products are generally covered by warranties offered by the manufacturer for defective products. The terms of such warranties vary depending upon the product and the manufacturer. The average return rate of the Company's products for each of fiscal 1997, 1996 and 1995 was 10.3%, 9.2% and 14.3%, respectively. International sales carry a higher average return rate due to the "cash on delivery" terms of a significant portion of this business. In countries where the Company depends upon the postal system for deliveries on a "cash on delivery" basis, official return rates include instances where there is no answer at the attempted delivery site and where a person at the delivery site does not have the cash on hand at the time of delivery. The Company believes that its return experience is within the customary range for direct marketing businesses.

  Non-Infomercial Marketing

  Based on the success of certain of its products in traditional retail markets and the evolution of its business, the Company believes that its transactional television programming is effective in building consumer awareness of its products, as well as positioning the Company to act as the media marketing partner for manufacturers of consumer products. The Company attempts to capitalize on its ability to create product awareness and its ability to act as a media marketing partner to extend the sales life of its products by shifting products from traditional infomercial programming to non-infomercial marketing channels such as retail distribution, catalogs, direct mail, direct response print ads, television home shopping programs, credit card statement inserts and other channels resulting from the development of strategic partnerships. The Company believes that established manufacturers are increasingly regarding infomercials as a desirable vehicle to showcase their products to create and build brand awareness and generate follow-up product sales through traditional retail outlets.

  Prior to fiscal 1992, a limited amount of the Company's sales had been through non-infomercial distribution channels that did not include retail distribution. In fiscal 1992, the Company began selling products through traditional retail channels, such as mass merchandisers, specialty retailers and wholesale clubs. During fiscal 1994, the Company began entering into agreements with partners who handle the retail marketing and pay a royalty to the Company based on retail sales in consideration of the television advertising for the product funded by the Company. In fiscal 1997, 1996 and 1995, non-infomercial distribution channels accounted for 6.6%, 3.3% and 6.2%, respectively, of the Company's net revenues. The increase in fiscal 1997 over fiscal 1996 was primarily due to the increase in royalties related to the sale of the Ab Roller Plus product in the retail marketplace.

  The Company intends to pursue further expansion of its retail operations in order to capitalize on the consumer brand-awareness created by the Company's infomercials and reinforced by the "As Seen On TV" in-store signage. The Company believes that the product exposure created by the Company's transactional television programming enables the Company and its partners to utilize traditional retail distribution channels without incurring any of the additional advertisement costs that other consumer product companies may incur. In this manner, the Company believes that it will be able to market products to consumers who view its programming, but do not traditionally purchase products through direct response marketing. In New Zealand, Australia and parts of Asia, the Company operates small retail locations of its own.

  Products

  The Company markets consumer products in a variety of categories. In fiscal 1997, the Company offered a total of over 150 products to consumers in one or more geographic markets worldwide, of which, on a revenue basis, approximately 80% were products sold through the Company's infomercials and approximately 20% were products sold through infomercials produced by other companies and aired by the Company. Of the products sold through the Company's infomercials in fiscal 1997, approximately 62 were products first introduced by the Company in fiscal 1997 and approximately 91 were products that were originally offered in previous years. Through its international programming, the Company has brought to the international marketplace many of its products that had been successfully marketed in the United States, including Ab Roller Plus, Auri car polish, Perfect Smile, the Fitness Strider, the Flying Lure fishing lure, Bruce Jenner's Super Step Stair Climber and the Minimax Exercise System, Tony Little's Target Training System video tapes and Regal Ware Royal Diamond Cookware.

  The Company's five most successful products in each of fiscal 1997, 1996 and 1995 accounted for approximately 41.2%, 46.0% and 54.0%, respectively, of the Company's net revenues for such periods. The Company continues to be dependent, in significant part, upon its ability to develop or obtain rights to new products to supplement and replace existing products as they mature through their product life cycles. The Company's expansion into international markets reduces somewhat its dependency on new shows by lengthening the potential duration of the life cycle of programs that comprise the Company's infomercial library. Historically, the majority of the Company's products generate their most significant domestic revenues in the first 6 months following initial airing of the product's infomercial. Internationally, however, products typically generate revenues more evenly over a longer period due, in part, to the introduction of such products into new markets each year. To illustrate an infomercial's life cycle, the Company derived fiscal 1997 net infomercial revenue as follows: approximately 22% from products introduced during fiscal 1997, approximately 66% from products introduced during fiscal 1996 and 1995 and approximately 12% from products introduced prior to fiscal 1995.

  Backlog

  The timing of orders is largely influenced by the degree of consumer response to product offerings, inventory levels, marketing strategies, seasonality and overall economic conditions. Backlog orders for the Company at April 30, 1997 and 1996 were approximately $12.0 million and $13.7 million, respectively. Average monthly backlog orders for fiscal 1997 were approximately $11.6 million as compared to $8.5 million in fiscal 1996. The consumer is notified upon placement of an order that normal shipping time is four to six weeks. Orders in excess of anticipated production capacity are included in backlog figures. However, product shortages, cancellations, returns and allowances may reduce the amount of sales realized from the fulfillment of backlog orders.

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

  Management Information Systems

  The Company's computer system features programs which allow the Company to manage its media time purchases and program scheduling, the flow of product order information among its telemarketers, its order fulfillment center, its credit card clearing house and the flow of shipping, billing and payment information. The Company believes that its management information systems are in need of improvement and it is currently in the process of doing so, including discussions regarding the outsourcing of this function. In order to facilitate growth and to integrate fully its international operations, the Company is enhancing its computer systems related to all phases of its operations. The Company expended approximately $3.1 million for this project in fiscal 1997. The Company is considering proposals submitted by several national service providers to outsource its management information systems function.

  Government Regulation

  Various aspects of the Company's business are subject to regulation and ongoing review by a variety of federal, state, and local agencies, including the FTC, the United States Post Office, the CPSC, the FCC, FDA, various States' Attorneys General and other state and local consumer protection and health agencies. The statutes, rules and regulations applicable to the Company's operations, and to various products marketed by it, are numerous, complex and subject to change.

  As a result of prior settlements with the FTC, the Company has agreed to two consent orders. Prior to the Company's May 1996 acquisition of Positive Response Television, Inc. ("PRTV"), PRTV and its Chief Executive Officer, Michael S. Levey, also agreed to a consent order with the FTC. Among other things, such consent orders require the Company, PRTV and Mr. Levey to submit compliance reports to the FTC staff. The Company, PRTV and Mr. Levey have submitted compliance reports as well as additional information requested by the FTC staff. In addition, in connection with the acquisition by the Company of PRTV, both the Company and PRTV were required pursuant to such consent orders to, and did, notify the FTC of such acquisition and Michael S. Levey was required to, and did, notify the FTC of his pending affiliation with the Company. In June 1996, the Company received a request from the FTC for additional information regarding two of the Company's infomercials in order to determine whether the Company is operating in compliance with the consent orders referred to above. Such request also included a request for additional information concerning the acquisition of PRTV. The Company responded to such request. The FTC later advised the Company that it believed the Company had violated one of the consent orders by allegedly failing to substantiate certain claims made in one of its infomercials which was aired by the Company between 1993 and 1995. The Company provided information to the FTC to demonstrate substantiation. If the Company's substantiation is deemed to be insufficient by the FTC, the FTC has a variety of enforcement mechanisms available to it, including, but not limited to, monetary penalties. While no assurances can be given, the Company does not believe that any remedies to which it may become subject will have a material adverse effect on the Company's results of operations or financial condition.

  The Company's international business is subject to the laws and regulations of England, the European Union, Japan and other countries in which the Company sells its products, including, but not limited to, the various consumer and health protection laws and regulations in the countries in which the programming is broadcast, where applicable. If any significant actions were brought against the Company or any of its subsidiaries in connection with a breach of such laws or regulations, including the imposition of fines or other penalties, or against one of the entities through which the Company obtains a significant portion of its media access, the Company could be materially adversely affected. There can be no assurance that changes in the laws and regulations of any territory which forms a significant portion of the Company's market will not adversely affect the Company's business or results of operations.

  The Company collects and remits sales tax in the states in which it has a physical presence. Certain states in which the Company's only activity is direct marketing have attempted to require direct marketers, such as the Company, to collect and remit sales tax on sales to customers residing in such states. A 1995 United

  States Supreme Court decision held that Congress can legislate such a change. Thus far, Congress has taken no action to that effect. The Company is prepared to collect sales taxes for other states, if laws are passed requiring such collection. The Company does not believe that a change in the tax laws requiring the collecting of sales tax will have a material adverse effect on the Company's financial condition or results of operations.

  Employees

  As of March 31, 1997, the Company had approximately 450 full-time employees. The Company also utilizes contract laborers at its order fulfillment center in Phoenix, Arizona. None of the Company's employees are covered by collective bargaining agreements and management considers relations with its employees to be good.

  Trademarks

  The Company has a number of registered trademarks and other common law trademark rights for certain of its products and marketing programs. It is the Company's policy that it will seek to fully protect and vigorously defend its trademark rights in its products and programs.


  Item 2.  Properties

  The Company currently leases approximately 25,200 square feet of office space pursuant to an eleven-year lease for its principal executive offices in Philadelphia, Pennsylvania. The lease, which commenced in December 1996, provides for annual rent payments of $479,000 in years one through five, and $568,000 in years 6 through 11. Pursuant to the terms of such lease, the Company's rent is abated until November 1, 1997.

  On May 1, 1997, the Company began leasing approximately 23,000 square feet in Los Angeles, California for its new production facility and offices. The lease is for 126 months and requires payments at varying rates from $520,000 in year one to $662,000 in the final year.

  The Company leases approximately 188,000 square feet in Phoenix, Arizona for warehousing, order fulfillment and customer service operations. The Company currently has approximately 30,000 square feet of office space available for subletting or expansion. The annual lease payments for this lease range from approximately $565,000 for fiscal year 1998 to $1.1 million for fiscal years 2010 through 2014.

  The Company leases approximately 10,800 square feet of office space in London, England. The lease expires in February 2001. The lease requires annual rent payment of (Pounds)254,905 ($404,662 as of March 31, 1997) for fiscal year 1998 and (Pounds)269,436 ($427,730 as of March 31, 1997) thereafter.
  Additionally, pursuant to the terms of such lease, the Company must pay a basic service charge for services provided by the landlord. For the fiscal year ended March 31, 1997, the Company paid a basic service charge of (Pounds)67,449 ($107,075 as of March 31, 1997).

  As a result of the purchase of Prestige Marketing, the Company now leases an office building, warehouse, and showroom facility in Auckland, New Zealand. The lease, which commenced on April 1, 1996, runs for ten years and currently requires annual payments of NZ$296,000 per year ($205,000 as of March 31, 1997). In addition, Suzanne Paul Ltd. has entered into a three year lease, beginning in August 1997, for its primary offices and warehouse in New South Wales, Australia. The lease requires annual payments of AUS$571,000 ($450,500 as of March 31, 1997). This amount includes AUS$78,000 ($61,500 as of March 31, 1997) per year for general area charges and maintenance.

  Item 3.   Legal Proceedings

  NATIONAL MEDIA LITIGATION

  Shareholders' Federal Class Actions

       In fiscal year 1996, the Company settled a class action complaint involving allegations concerning disclosure by the Company of its ongoing relationship with PRTV, an independent infomercial producer at the time, and Ronic, S.A., a supplier of the Company. The settlement resulted in cash payments by the Company's insurer of $2,175,000 and the issuance of 106,000 shares of Company common stock to the class. The Company recorded a charge in fiscal year 1995 of $725,000 in connection with this matter.

  Terminated Tender Offer and Merger Agreement with ValueVision International, Inc.

       In April 1994, the company filed suit in federal court against ValueVision International, Inc. ("ValueVision") alleging that ValueVision had wrongfully terminated its amended tender offer. In May 1994, ValueVision answered the Company's complaint and set forth various counterclaims. In April 1995, parties to this litigation entered into a settlement agreement. In connection with the settlement agreement, the Company and ValueVision executed a Telemarketing, Production and Post-Production Agreement (the "Telemarketing Agreement") and a Joint Venture Agreement. The Telemarketing Agreement obligated ValueVision to provide to the Company over a three-year period inbound telephone call-taking services at rates more favorable than those then being paid by the Company. The Telemarketing Agreement also obligated ValueVision to provide to the Company certain production and post-production services.

       As additional consideration for the services to be provided by ValueVision under the Telemarketing Agreement, the Company granted to ValueVision ten (10) year warrants (the "Warrants") to purchase up to 500,000 shares of the Company's common stock at a price of $8.865 per share (subject to adjustment pursuant to the antidilution provision of the Warrants). This price was based on a premium over the average 20-day market value prior to the date of settlement. The Warrants were scheduled to vest with respect to an equal number of shares on each of the thirteen-month, 2-year and 3-year anniversaries of the effective date (November 24, 1995), provided that ValueVision satisfied certain conditions. In November 1996, the parties entered into an amendment to the Telemarketing Agreement pursuant to which ValueVision was no longer obligated to provide in-bound Telemarketing Services and is required to pay $1.3 million for the right to have the Warrants vest.

       As part of the settlement, the Company and ValueVision also entered into a Joint Venture Agreement. Pursuant to the Joint Venture Agreement, the Company is required, subject to certain exceptions, to negotiate in good faith with ValueVision to form a joint venture to pursue home shopping opportunities outside the United States and Canada before pursuing such opportunities by itself or with certain third parties. ValueVision granted the Company similar rights with respect to infomercial opportunities ValueVision may have outside of the United States and Canada.

       In connection with the matters discussed above, the Company (1) reimbursed its former Chairman, John Turchi, $50,000 for certain legal costs,
  (2) paid substantially all amounts due to the former Chairman under the Consulting Agreement described in Note 9 to the Company's consolidated financial statements, and (3) paid $220,000 in connection with the exercise of the Company's early termination option for its then principal offices which were located in a building owned by a company controlled by Mr. Turchi.

       The issuance of the Warrants to ValueVision required the prior consent of the holders of the promissory notes issued pursuant to the Note and Warrant Purchase Agreement as discussed in Note 5 to the Company's consolidated financial statements. As an inducement to the noteholders to permit the issuance of the Warrants, the Company issued to the noteholders warrants (the "Waiver Warrants") to purchase

  500,000 shares of the Company's common stock at a price of $10.00 per share. These warrants expired unexercised on November 28, 1996.

  Shareholders' Class Actions

       In 1994, class action lawsuits were filed in Federal Court and Delaware Chancery Court against the Company and certain of its present and former officers and directors in connection with an aborted merger transaction with ValueVision. The Company and other parties to the litigation entered into agreements to settle these actions. These agreements provided for cash payments of approximately $1,500,000 to the class, 75% of which were paid by the Company's insurer. The consummation of the settlements received Federal court approval during fiscal year 1996.

  Ab Roller Plus Patent Litigation

       On March 1, 1996, Precise Exercise Equipment ("Precise") filed suit in the United States District Court for the Central District of California against certain parties, including the Company, alleging patent infringement, unfair competition and other intellectual property claims. Such claims relate to an alleged infringement of Precise's initial US patent for an exercise device. The suit claims that a product marketed by the Company pursuant to a license granted by a third party violates Precise's initial US patent. Pursuant to the terms of such license, the third party is contractually obligated to indemnify the Company in this suit. The suit seeks an injunction and treble damages. The Company's independent legal counsel issued an opinion to the Company that the product marketed by the Company does not infringe Precise's initial US patent. A second US patent was issued to Precise on November 26, 1996 for its exercise device. Precise amended its pleading to include additional claims based on such new patent. Upon the issuance of the new patent, the Company terminated active marketing of the Ab Roller Plus product in the US.

       The Company has recently been involved in active negotiations with the other parties to the action to settle this matter prior to trial. It is not yet certain whether such negotations will result in a mutually agreeable settlement. The Company believes that it has made adequate provision for this matter.

  Fitness Flyer Litigation

       In February 1997, the Company filed suit in a Los Angeles, California state court against Guthy Renker Corporation ("Guthy Renker") in connection with a joint venture between Guthy Renker and the Company concerning the marketing of a fitness product. Guthy Renker also filed actions against the Company in California Federal and state court concerning the same circumstances. In early March 1997, the parties reached a settlement of these actions pursuant to which the Company retained its rights to market a competing product that it had developed and gave up the right to sell the original fitness product.

  WWOR Litigation

       In March 1997, WWOR-TV filed a breach of contract action in the United States District Court for New Jersey against one of the Company's operating subsidiaries alleging that the subsidiary wrongfully terminated a contract for the purchase of media time, seeking in excess of $1,000,000 in compensatory damages. The Company is contesting the action and believes it has meritorious defenses to the plaintiff's claims for damages.

  PRTV LITIGATION

  PRTV Shareholders' California Class Action

       On May 1, 1995, prior to the acquisition of PRTV by the Company, a purported class action suit was filed in the United States District Court for the Central District of California against PRTV and its principal executive officers alleging that PRTV made false and misleading statements in its public filings, press releases and other public statements with respect to its business and financial prospects. The suit was filed on behalf of all persons who purchased PRTV common stock during the period from January 4, 1995 to April 28, 1995. The suit sought unspecified compensatory damages and other equitable relief. On or about September 25, 1995, the plaintiffs filed a second amended complaint which added additional officers as defendants and attempted to set forth new facts to support plaintiff's entitlement to legal relief. The Company reached an agreement in principle to settle this action in fiscal year 1997 which provides for the payment of $550,000 to the class, 66% of which is to be paid by PRTV's insurance carrier. The Company recorded a charge of $187,000 during fiscal year 1997 in connection with this matter. Such settlement is contingent upon court approval.

  Edmark Industries Litigation

       In February 1996, prior to the acquisition of PRTV by the Company, Edmark Industries ("Edmark"), a supplier of the Super Slicer kitchen product, filed suit in the U.S. District Court for the Southern District of Texas against PRTV and the retail distributor of the product, alleging certain breach of contract, false advertising and copyright infringement claims in connection with the marketing of such product. Pursuant to PRTV's agreement with the retail distributor, PRTV defended such distributor and such distributor's retail customers in connection with this suit. In November 1996, the Court provided injunctive relief to the plaintiff on the issues of copyright infringement and false advertising. The action was settled in April 1997 upon the payment by the Company, on behalf of PRTV, of $200,000, in cash, at closing, a $200,000 note payable on June 30, 1997, the issuance of a note requiring the payment of $50,000 per month for 24 months beginning July 31, 1997, with interest at 8%, and certain other nonmaterial matters. The Company recorded a charge of $2,656,000 during the fourth quarter of fiscal year 1997 in connection with this matter.

  Suntiger

       In late March 1997, Suntiger, Inc. ("Suntiger"), a distributor of sunglasses, filed suit against PRTV and certain other parties alleging patent infringement. PRTV is indemnified by third parties in connection with this action.

  Blublocker Litigation

       In September 1995, prior to the acquisition of PRTV by the Company, suit was filed by Blublocker Corp., a distributor of sunglasses, against PRTV, alleging unfair competition and false advertising relating to a PRTV product campaign. In April 1997, the suit was settled by the parties with PRTV agreeing to pay $400,000 to Blublocker Corp. The Company recorded this charge in the fourth quarter of fiscal year 1997.

  Other Matters

       The Company, in the normal course of business, is a party to litigation relating to trademark and copyright infringement, product liability, contract-related disputes, and other actions. It is the Company's policy to vigorously defend all such claims and enforce its rights in these areas. The Company does not believe any of these actions either individually or in the aggregate, will have a material adverse effect on the Company's results of operations or financial condition.

  Item 4.   Submission of Matters to a Vote of Security Holders

       No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended March 31, 1997.

                                    PART II

  Item 5. Market Price of and Dividends on the Registrant's Common Stock and Related Stockholder Matters

       The Company's common stock is listed on the New York Stock Exchange and the Philadelphia Stock Exchange under the symbol "NM".

       The following table sets forth the quarterly high and low last sales prices as reported on the New York Stock Exchange and dividends declared for the last two fiscal years. The Company's common stock has been traded on the New York Stock Exchange since September 14, 1990.

                                     Fiscal                        Fiscal
                                      1997                          1996
                        -------------------------------  ----------------------------
                                               Cash                          Cash
                                             Dividends                     Dividends
 Quarter Ended             High       Low    Declared     High       Low    Declared
-------------------------------------------------------------------------------------
June 30...............     20 5/8      16      ----       9 7/8      7 1/8    ----
September 30..........     18        14 5/8    ----      14 1/2      9 3/8    ----
December 31...........     15 3/8     5 3/4    ----        21       13 3/4    ----
March 31..............     10 1/8     6 1/2    ----      21 1/2       15      ----
-------------------------------------------------------------------------------------

       The number of record holders of the Company's common stock on May 30, 1997 was approximately 860. The Company is currently restricted in its ability to pay dividends under the terms of its principal debt financing as more fully described in Note 5 to the consolidated financial statements.

  Item 6.  Selected Consolidated Financial Data

                                                             Fiscal Year Ended March 31,
                                               --------------------------------------------------
                                                      (In thousands, except per share amounts)
                                               1997       1996      1995       1994       1993
                                               ----       ----      ----       ----       ----
Operating Data:
Net revenues..............................    $358,179   $292,607  $176,167   $172,602   $141,997
(Loss) income before income taxes.........     (43,794)    20,104      (372)    (8,699)     6,335
Net (loss) income.........................     (45,691)    16,579      (672)    (8,699)     6,259
                                              --------   --------  --------   --------   --------
Net (loss) income per common share:
 Primary..................................       (2.07)       .74      (.05)      (.72)       .48
 Fully-diluted............................       (2.07)       .71      (.05)      (.72)       .48
Cash dividends............................         ---        ---       ---        ---        ---
                                              --------   --------  --------   --------   --------
Weighted average number of shares
 Primary..................................      22,072     23,176    14,024     12,078     13,046
 Fully-diluted............................      22,072     23,288    14,024     12,078     13,046
                                              --------   --------  --------   --------   --------
Balance Sheet Information:
Working capital...........................     $19,768    $38,722   $22,081     $1,377     $7,995
Total assets..............................     165,632    116,548    64,143     47,475     46,771
Short-term debt/(1)/......................      17,901        876       184      4,770      2,917
Long-term debt/(2)/.......................         959      4,054     3,613        448      1,090
Shareholders' equity......................      88,560     56,462    26,625     10,571     17,630
                                              --------   --------  --------   --------   --------

  (1)  Net of loan discount of $768 as of March 31, 1997.

  (2) Net of loan discount of $1,251 and $1,650 as of March 31, 1996 and March 31, 1995, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

As more fully described elsewhere herein, the Company is engaged in the direct marketing of consumer products, primarily through the use of infomercials, in both domestic and international markets. Domestically, the Company has historically been dependent on a limited number of successful products to generate a significant portion of its net revenue. The Company's strategies for future periods are being designed to reduce the risk associated with relying on a limited number of successful products for a disproportionate amount of its revenues and tailoring the Company's domestic operations to more efficiently deal with the cyclical nature of the Company's domestic business. These include the more effective utilization and leveraging of its global presence, the continued development and marketing of innovative products to enhance its library of infomercial programs, and engineering the most efficient business model for the Company's future operations. International expansion has resulted in an increasing amount of the Company's revenues being generated from the international infomercial marketplace. As the Company enters new markets overseas, it is able to air the shows from its existing library, prolonging the life of products and related productions, thus reducing its dependence on new products and new show productions. The Company takes advantage of product awareness created by its infomercials and also extends the sales life of its products through non-infomercial distribution channels. These include retail arrangements and agreements with the Company's strategic partners who supply new products and retail distribution channels.

Results of Operations

     The operating results for certain of the Company's operating subsidiaries, namely PRTV, Prestige Marketing Limited and Prestige Marketing International Limited (collectively, "Prestige") and Suzanne Paul Holdings Pty Limited and its subsidiaries (collectively, "Suzanne Paul") are included in the Company's current period results from the date of each respective acquisition during fiscal 1997.

     The following table sets forth operating data of the Company as a percentage of net revenues for the periods indicated below.

                                            ------------------------------------
                                                    Years Ended March 31,

                                                1997         1996        1995
                                                ----         ----        ----
Net Revenues                                   100.0%       100.0%      100.0%
Operating costs and expenses:
Media purchases                                 36.6         29.6        29.5
Direct costs                                    55.0         51.7        55.4
Selling, general and administrative             19.5         11.5        13.4
Severance expense for former executive
 officers                                        0.7          ---         1.5
Interest expense                                 0.4          0.3         0.4
                                                 ---          ---         ---
Total operating costs and expenses             112.2         93.1       100.2
(Loss) income before income taxes              (12.2)         6.9        (0.2)
                                               ------         ---        -----
Net (loss) income                              (12.8)%        5.7%       (0.4)%
                                               ======         ===        =====

Comparison of Fiscal 1997 with Fiscal 1996

Net Revenues

Net revenues were $358.2 million in fiscal 1997 as compared to $292.6 million in fiscal 1996, an increase of $65.6 million or 22.4%. This increase was primarily a result of an increase in net revenues generated from the acquisitions in July 1996 of Prestige and Suzanne Paul which operate in New Zealand and Australia (approximately $39.7 million) and an increase in core market net revenues.

Core market revenues, which consist of net revenues in the United States, Western Europe and Japan were $295.4 million in fiscal 1997 as compared to $280.8 million in fiscal 1996, an increase of $14.6 million or 5.2%. The increase was primarily a result of an increase in domestic net revenues which more than offset a decline in Japanese net revenues. Sales of the Ab Roller Plus product represented approximately 30.8% of core market revenues in fiscal 1997. Domestic net revenues in fiscal 1997 were $188.5 million as compared to $141.6 million in fiscal 1996, an increase of $46.9 million or 33.1%. This increase was primarily a result of 1) the acquisition in May 1996 of PRTV, which generated $35.7 million in net revenues and 2) retail royalties which were $16.3 million in fiscal 1997 versus $5.6 million in fiscal 1996. These royalties were principally generated from sales of the Ab Roller Plus product into the retail marketplace. The Ab Roller Plus product represented approximately 41.9% of domestic net revenues in fiscal 1997. Domestically, the Company aired new infomercials during the latter part of fiscal 1997 which did not perform as anticipated, especially in the fourth quarter, which had a negative impact on revenue generation. Additionally, domestic net revenues were unfavorably impacted by an increase in the average infomercial return rate as a percentage of gross revenues from 6.4% in fiscal 1996 to 9.9% in fiscal 1997 which resulted primarily from sales of higher-priced products in the current year which historically have higher return rates. The Company's Japanese revenues declined due to increased competition from traditional programming and other infomercial competitors; the fact that Japanese airtime was not obtained in the quantity or speed anticipated; and the effect of currency fluctuations. Japanese revenues in fiscal 1997 decreased approximately 30.3% as compared to fiscal 1996. This included a 19.9% decline on a local currency basis. Japanese revenues were $11.6 million in the fourth quarter of fiscal 1997 as compared to $22.2 million in the fourth quarter of fiscal 1996, a decrease of 47.9%. On a local currency basis, Japanese fiscal 1997 fourth quarter revenues decreased by 40.4%. This trend continued in the first quarter of fiscal 1998. European revenues remained relatively constant from fiscal 1996 to fiscal 1997.

Emerging market revenues, which consist of net revenues in non-Japanese countries in the Pacific Rim (including New Zealand and Australia), Eastern Europe, the Middle East, Canada, Africa and Latin America, were $62.7 million in fiscal 1997 as compared to $11.8 million in fiscal 1996, an increase of $50.9 million or 430%. Approximately $39.7 million of the increase was generated from the Prestige and Suzanne Paul acquisitions. The remaining increase was principally a result of ongoing expansion of the Company's operations into new marketplaces.

Operating Costs

Total operating costs and expenses were $402.0 million in fiscal 1997 as compared to $272.5 million in fiscal 1996, an increase of $129.5 million or 47.5%.

Media Purchases. Media purchases were $131.1 million (net of $22.0 million in media sales) in fiscal 1997 as compared to $86.5 million (net of $13.8 million in media sales) in fiscal 1996, an increase of $44.6 million or 51.6%, principally as a result of growth in revenues, higher U.S. media costs and the acquisitions completed in fiscal 1997. The ratio of media purchases to net revenues increased substantially from 29.6% in fiscal 1996 to 36.6% in fiscal 1997. This was primarily due to higher U.S. media costs; a higher percentage of the current year's net revenues being earned in the domestic marketplace where media costs are typically higher; the acquisitions of PRTV and Nancy Langston & Associates, Inc. ("Nancy Langston") which added significant blocks of media time which could not be sold or used profitably during the 1996 pre-holiday period; the inability of the Company to deliver effective new shows on a timely basis and higher

European media costs, primarily associated with the Eurosport satellite contract. In addition to the impact of the Eurosport contract, the Company's European operations were also negatively affected by a change in product mix to products with a lower average selling price, higher production costs and currency fluctuations. Fourth quarter domestic media management was negatively impacted by: a decline in the success rate of current year infomercials; loss of Fitness Flyer and Fitness Strider product airings due to litigation which was taking place during key fitness product sales months of January and February; increased domestic cancellation and return rates due to the aforementioned litigation and manufacturing/sourcing difficulties related to certain products; the lack of successful new shows; and the effect of the Company airing lead generation type shows, which typically have a higher advertising to sales ratio.

Direct Costs. Direct costs consist of the cost of materials, freight, infomercial production, commissions and royalties, order fulfillment, in-bound telemarketing, credit card authorization, warehousing and profit participation payments. Direct costs were $197.0 million in fiscal 1997 as compared to $151.2 million in fiscal 1996, an increase of $45.8 million or 30.3%. This increase was primarily a result of increased revenues and higher domestic direct costs in the second half of fiscal 1997. As a percentage of net revenues, direct costs were 55.0% in fiscal 1997 and 51.7% in fiscal 1996. Domestically, direct costs as a percentage of net revenues increased by 3.6 percentage points primarily due to an increased provision for obsolete stock and a substantial increase in production expense during fiscal 1997. This was a result of a decline in the effectiveness of the Company's new shows which generated lower than expected revenues and profit margins, especially in the fourth quarter of fiscal 1997. Of the 19 new or revised shows aired during the fourth quarter and late third quarter of fiscal 1997, 16 did not perform up to expectations. In addition, the lower domestic sales volume and higher backlog in the second half of fiscal 1997 resulted in an increase in domestic fulfillment costs. Telemarketing expenses also increased in the second half of fiscal 1997 as a result of new show formats being tested such as lead generation shows which require longer and more complicated telemarketing scripts and, therefore, higher telemarketing costs per inquiry. On an annual basis, these increases were partially offset by the favorable impact of retail royalties earned in fiscal 1997. These retail royalties carry very low cost of sales. Internationally, direct costs as a percentage of net revenues increased approximately 3.3 percentage points, primarily due to higher product costs in Europe and Asia resulting from a change in product mix; increased provisions for obsolete stock, especially in the fourth quarter of fiscal 1997; and increased production expense resulting from an increase in the number of countries for which show customization was required. The increased provision for obsolete stock, especially in the Asian markets, was a result of the decline in revenues experienced in the latter portion of fiscal 1997. Lower sales volume levels and higher inventory levels in Japan, particularly in the fourth quarter had a negative impact on certain minimum fulfillment and warehousing costs.

Selling, General and Administrative. Selling, general and administrative expenses were $69.8 million in fiscal 1997 as compared to $33.8 million in fiscal 1996, an increase of $36.0 million or 106.7%, primarily due to increases in compensation expense, legal fees and legal settlements, bad debt expense and amortization of goodwill. Compensation expense increased primarily to support the Company's continued global expansion. Current year acquisitions accounted for approximately 52.0% of the current year compensation expense increase. Legal expenses were $4.0 million and legal settlements were $9.3 million in fiscal 1997 as compared to $1.8 million and $0.1 million in fiscal 1996, respectively. The fourth quarter of fiscal 1997 included $2.6 million of legal fees and $9.3 million of legal settlements or reserves for legal settlements. This included significant amounts of PRTV legal fees and legal settlements related to matters prior to the Company's acquisition of PRTV. The fourth quarter also included legal fees incurred in connection with the Fitness Flyer litigation. Bad debt expense was $5.7 million in fiscal 1997 as compared to $1.2 million in fiscal 1996 and included approximately $3.8 million in the fourth quarter of fiscal year 1997, including a substantial portion related to the write-off of two specific customer accounts. Amortization of goodwill increased primarily due to the current year acquisitions of PRTV, Prestige, Suzanne Paul and Nancy Langston.

Selling, general and administrative expenses as a percentage of net revenues increased from 11.5% in fiscal 1996 to 19.5% in fiscal 1997. Selling, general and administrative expenses as a percentage of net revenues were 44.9% in the fourth quarter of fiscal 1997 as compared to 11.5% in the fourth quarter of fiscal 1996. This increase was primarily a result of the aforementioned fourth quarter items and the 22.9% decrease in fourth quarter net revenues from fiscal 1997 to fiscal 1996.

Severance Expense. In fiscal year 1997, the Company recorded severance expense related to discontinuance of employment of five executive officers. Total severance charges related to these officers are $2,500,000 and include salary, insurance, and other benefits.

Interest Expense. Interest expense was approximately $1.5 million in fiscal 1997 as compared to $1.0 million in fiscal 1996, an increase of $527,000. This increase was primarily due to an increase in the Company's average outstanding indebtedness from approximately $4.2 million in fiscal 1996 to approximately $10.0 million in fiscal 1997.

Income Taxes

The Company recorded income tax expense of approximately $1.9 million for fiscal 1997 resulting from tax liabilities relating to its profitable Asian and South Pacific operations. Income tax benefits have been recorded in fiscal 1997 on domestic losses and fully reserved until realized. These benefits will be recorded when realized, reducing the effective tax rate on future domestic earnings. Income tax benefits have been recorded on European losses without being reserved. This compares to approximately $3.5 million of income tax expense recorded for fiscal 1996, a 17.5% effective tax rate.

Net Loss

The Company had a net loss of $45.7 million in fiscal 1997 as compared to net income of $16.6 million in fiscal 1996. This variance was primarily a result of losses incurred by its PRTV subsidiary and charges related to the following: excess and/or obsolete inventory; write-downs of production costs; legal fees; legal settlements; severance; and increased media costs.

Comparison of Fiscal 1996 with Fiscal 1995

Net Revenues

Net revenues were $292.6 million in fiscal 1996 as compared to $176.2 million in fiscal 1995, an increase of $116.4 million or 66.1%.

Domestic Net Revenues. Domestic net revenues were $141.6 million in fiscal 1996 as compared to $95.8 million in fiscal 1995, an increase of $45.8 million or 47.8%. Domestic infomercial and non-infomercial net revenues increased by $45.3 million and $500,000, respectively. The Company introduced 15 new infomercials in fiscal 1996 as compared to 6 in fiscal 1995. The increase in net revenues resulted from sales from certain of such new infomercials, principally sales of the Company's Ab-Roller Plus product, and the continued sales from infomercials originated in prior years. The increase in the absolute number of new shows in fiscal 1996 was the result of the revitalization of the Company's marketing department and the increase in working capital. Fiscal 1995 new infomercial production was adversely affected by the aborted ValueVision tender offer, as described in note 11 to the Company's consolidated financial statements. Returns as a percentage of gross revenues decreased from 11.8% in fiscal 1995 to 6.4% in fiscal 1996. The decrease in returns as a percentage of gross revenue was primarily due to a change in the Company's sales mix toward lower priced products, which historically have experienced a lower return rate. Approximately 36.9%, 17.9% and 15.0% of the Company's fiscal 1996 domestic net revenues were generated from sales of its Ab-Roller Plus, E-Force and Regal Ware Royal Diamond Cookware products, respectively. The Ab-Roller Plus generated approximately 76.1% of fourth quarter fiscal 1996 domestic net revenues.

Foreign Net Revenues. Foreign net revenues were $151.0 million in fiscal 1996 as compared to $80.4 million in fiscal 1995, an increase of $70.6 million or 87.8%. The increase in net revenues from foreign sales was due to the Company's continuing expansion in the Asian market and the continued expansion of the Company's foreign operations from over 40 countries at the end of fiscal 1995 to over 60 countries in Europe and Asia at the end of fiscal 1996. European net revenues increased 11.7% from $50.5 million in fiscal 1995 to $56.4 million in fiscal 1996. Asian net revenues were $94.6 million in fiscal 1996 as compared to $29.9 million in fiscal 1995. On a local currency basis, Asian net revenues for the year increased 247.0% over the prior year. The increase was principally the result of a full year of operations in Japan, the acquisition of additional air time in Japan and the Company's entrance into new countries such as Malaysia, New Zealand, Australia and the Philippines in fiscal 1996. The Company is able to leverage its existing infomercial library so that foreign net revenues are not dependent on any one or a few products. In fiscal 1996, the Company generated no sales from the airing of its Ab Roller Plus infomercial in the international market.

Operating Costs

Total operating costs and expenses were $272.5 million in fiscal 1996 as compared to $176.5 million in fiscal 1995, an increase of $96.0 million or 54.4%. This corresponded with the 66.1% increase in net revenues over the prior year.

Media Purchases. Media purchases were $86.5 million (net of $13.8 million in media sales) in fiscal 1996 as compared to $52.0 million (net of $13.5 million in media sales) in fiscal 1995, an increase of $34.5 million or 66.3%, principally as a result of the 66.1% increase in net revenue over the prior year. The ratio of media purchases to net revenues remained relatively stable at 29.6% in fiscal 1996 as compared to 29.5% in fiscal 1995. A slight decrease in the ratio of international media purchases to net revenues was offset by a slight increase in the ratio domestically.

Direct Costs. Direct costs were $151.2 million in fiscal 1996 as compared to $97.6 million in fiscal 1995, an increase of $53.6 million or 54.9%. This increase was primarily a result of the 66.1% increase in net revenues during the year. As a percentage of net revenues, direct costs were 51.7% in fiscal 1996 and 55.4% in fiscal 1995. Domestically, direct costs as a percentage of net revenues decreased by 3.8 percentage points primarily due to a reduction in order fulfillment and commission costs. Internationally, direct costs as a percentage of net revenues decreased approximately 3.7 percentage points, primarily due to reduced product and freight costs. The Company experienced a significant reduction of freight costs in the Asian markets in fiscal 1996. These costs are typically higher upon initial entrance into a market. The Company entered the Japanese market in July 1994.

Selling, General and Administrative. Selling, general and administrative expenses were $33.8 million in fiscal 1996 as compared to $20.8 million in fiscal 1995, an increase of $13.0 million or 62.5%, primarily due to costs associated with domestic and international expansion. Selling, general and administrative expenses as a percentage of net revenues decreased slightly from 11.8% in fiscal 1995 to 11.5% in fiscal 1996.

Interest Expense. Interest expense was approximately $1.0 million in fiscal 1996 as compared to $689,000 in fiscal 1995, an increase of $326,000. This increase was primarily due to an increase in the Company's average outstanding debt balance and a full year of amortization of the loan discount ($399,000) associated with the Company's $5.0 million term loan obtained in October 1994.

Income Taxes

The Company had an effective tax rate of 17.5% for fiscal 1996. The primary reason for this rate was the benefit obtained by the Company from the utilization of net operating loss carryforwards. As a result of the utilization of all of the Company's available net operating loss carryforwards for financial reporting purposes in fiscal 1996, the Company's effective tax rate is expected to increase in fiscal 1997.

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

Liquidity and Capital Resources

The Company's working capital was $19.8 million at March 31, 1997 compared to working capital of $38.7 million at March 31, 1996, a decrease of $18.9 million. The Company met its current year cash needs primarily through its cash flow from financing activities and existing cash balances. Operating activities for the fiscal year ended March 31, 1997 resulted in a use of cash of $45.6 million. The Company's cash flow from operations in fiscal 1997 was adversely affected by the loss incurred by PRTV; the significant increase in production expenditures during the year (approximately $21 million in fiscal 1997 as compared to $9 million in fiscal 1996); higher cost of media (advertising to sales ratio was 36.6% in fiscal 1997 as compared to 29.6% in fiscal 1996); and increased selling, general and administrative expenses.

Consolidated inventories increased $8.3 million, or 36.8%, primarily as a result of the Prestige, Suzanne Paul and PRTV acquisitions which contributed $5.1 million and $0.8 million, respectively. Excluding acquisitions, international inventories increased by $4.2 million as a result of continued expansion into new markets and distribution channels (retail) and as a result of lower than anticipated revenue levels, especially in the Asian marketplace. Domestic inventories decreased $1.8 million, primarily as a result of a decrease in sales volume and increased inventory reserves in fiscal 1997 as compared to fiscal 1996. Consolidated accounts receivable increased by $8.1 million, or 25.4%, primarily as a result of the Prestige, Suzanne Paul and PRTV acquisitions, which contributed $11.5 million and $2.9 million, respectively. Excluding acquisitions, international accounts receivable decreased by $3.2 million, or 21.7%, principally due to the 45.3% decrease in Asian revenues in the month of March 1997 as compared to the month of March 1996. Domestic accounts receivable, excluding acquisitions, declined $3.2 million, or 18.2%, due principally to the 54.8% decrease in revenues in the month of March 1997 as compared to the month of March 1996. This was partially offset by an increase in the installment receivable balance due to a higher percentage of multi-pay products being aired in the latter part of fiscal 1997 as compared to fiscal 1996.

The Company's international revenues are subject to foreign exchange risk. To the extent that the Company incurs local currency expenses that are based on locally denominated sales volume (order fulfillment and media costs), this exposure is reduced significantly. The Company monitors exchange rate movements and will protect short term cash flows through the use of options and/or forward contracts when appropriate. The Company has a $50.0 million foreign exchange line for such purposes. In the long term, the Company has the ability to change prices in a timely manner in order to react to major currency fluctuations; thus reducing the risk associated with local currency movements. Currently, the Company's two major foreign currencies are the German deutsch mark and the Japanese yen, each of which has been subject to significant recent fluctuations.

During fiscal 1997, the Company completed its acquisition of PRTV in a stock for stock transaction, which resulted in the issuance of 1,836,773 shares of the Company's common stock, 211,146 of which have been issued into escrow and may be delivered to the former shareholders of PRTV on or before November 1997 upon the realization of certain assets. In addition, the Company repaid approximately $1.0 million of outstanding debt of PRTV. Also, the Company acquired two direct response marketing companies, Prestige and Suzanne Paul. The aggregate consideration paid by the Company for Prestige and Suzanne Paul was approximately $4.2 million in cash, $2.8 million in a note payable due (and subsequently paid on) December 5, 1996 and 787,879 shares of the Company's common stock. Upon consummation of these acquisitions, the Company also funded a dividend of approximately $4.6 million to the former shareholders of Suzanne Paul. These cash amounts were funded by borrowings under the Company's revolving credit facility. Included in the Prestige and Suzanne Paul acquisition agreements were provisions concerning the future payment of additional purchase price, up to an aggregate of an additional $5.0 million in the Company's common stock, valued at then present market prices, in 1997 and 1998, contingent upon the levels of net income achieved in those years by Prestige and Suzanne Paul. The Company is currently in negotiations with the principals of these entities regarding an amendment to the acquisition agreements which would accelerate the $5.0 million contingent purchase price amount and revise certain other provisions of the agreements.

On August 6, 1996, the Company completed a public offering of an additional 2.0 million shares of its common stock with net proceeds to the Company of approximately $28.9 million. The Company used the net proceeds to retire approximately $13.5 million of indebtedness incurred with the acquisitions of PRTV, Prestige and Suzanne Paul and Nancy Langston, as well as a $1.0 million paydown of long-term debt. The Company used the remaining proceeds to provide for the acquisition and retention of media access contracts and for general corporate purposes, including working capital requirements and expenditures related to the acquisitions.

During the fourth quarter of fiscal 1997, the Company's cash flow was negatively impacted by the buildup of a backlog created by manufacturing/sourcing difficulties for certain products, its inability to air one of its infomercials due to then pending litigation and the unavailability of inventory, the increase of product offerings with multi-pay arrangements, increasing domestic cancellation and return rates and the decline in Asian net revenues.

The Company is currently pursuing a business strategy which concentrates on targeted expansion and cost reduction and has taken the following steps to rebuild its business including:

          - Restructuring PRTV to focus more on effectively utilizing Mike Levey's on-air talents. Operations have now been reduced and refocused with a potential annualized saving in excess of $3.0 million.

          - Curtailing long-term or unprofitable media contracts which will result in a savings of at least $4.0 million on an annualized basis.

          - Pursuing internet and alternative delivery systems, as well as continuity products, in order to further limit the cyclical nature of the business.

          -   Reengineering the corporate structure and reducing the workforce.

          - Considering outsourcing management of the Company's information technology systems.

          - Pursuing a strategy to reduce the cost and increase the efficiency of order fulfillment.

On March 31, 1997, the Company had a total of $13.0 million in outstanding bank debt and $1.1 million in outstanding letters of credit under its $20.0 million revolving line of credit (the "Line"). The Line has an expiration date of September 30, 1997. At June 27, 1997, the Line was being fully utilized. Interest accrues on the Line at the bank's national commercial rate and is payable monthly. On a quarterly basis, the Company must be in compliance with various financial covenants including tangible net worth and working capital minimums, various financial ratios and capital expenditure limits. At March 31, 1997, the Company was, and at present is, in technical default of various financial covenants for which the bank has not granted a waiver. The Company also has an outstanding term loan with the bank in an approximate amount of $3.2 million, net of an $768,000 discount. The term loan is payable in annual installments of $1.0 million due December 1, 1997 and 1998 with the remaining balance due September 30, 1999. The term loan also includes the covenants listed above. As a result of the covenant defaults, the long-term portion of the term loan has been classified as current at

March 31, 1997. The Line and term loan are secured by a lien on substantially all the assets of the Company and its subsidiaries. Such lien on certain non-domestic assets of the Company is subordinate to a lien held by Barclays Bank PLC. At present, the Company has an overdraft line of approximately $1.0 million with Barclays of which approximately $550,000 is outstanding in early July 1997.

The Company's cash position continues to tighten as a result of the losses being incurred in early fiscal 1998, the continued downturn in both Japanese and domestic revenues, the inability of the Company to obtain additional borrowings and payment of recently negotiated legal settlements. The Company expects to report losses for the first quarter of fiscal 1998 and expects to incur losses in the second quarter of fiscal 1998. The Company's inability to refinance its existing debt or obtain additional debt or equity financing may have a further material adverse effect on the Company's operating results and financial condition.

The Company continues to negotiate with its principal lenders regarding an extension of the Line, as well as exploring additional sources of financing with other financial institutions; however, there can be no assurance that the Line will be extended or a replacement lender located. In addition, the Company has retained Lehman Brothers, as a financial advisor, to assist it in continuing discussions regarding potential strategic partnerships and other matters with several interested parties.

The Company faced significant difficulty during the latter half of its 1997 fiscal year and while these difficulties are expected to continue throughout the first half of fiscal 1998, management of the Company believes that cash flow from operations in fiscal 1998 will benefit from the aforementioned strategy. Management will continue to identify and implement additional cost reduction measures. The Company's ability to continue as a going concern is dependent on its ability to implement the plans and actions described above, to return the Company to profitability, and to improve its liquidity and/or obtain additional capital through new debt financings or equity investments. No assurance can be given that any of these actions will be successful. In addition, issuance of additional equity would have a dilutive effect upon existing shareholders.

Quarterly Results of Operations (Unaudited)

                                                            Fiscal 1997 Quarters Ended
                                           ----------------------------------------------------------
            1997 Fiscal Year                    June 30     September 30  December 31     March 31
            ----------------                    -------     ------------  -----------     --------

Dollars in thousands, except per share
data
Net revenues...............................     $109,300       $99,656      $70,842       $ 78,381
Operating costs and expenses
   Media purchases.........................       37,576        34,060       28,112         31,388
   Direct costs............................       53,241        45,557       38,934         59,240
   Selling, general and administrative.....       11,128        11,997       11,486         35,212
   Severance Expense.......................                                   1,100          1,400
Interest expense...........................          305           408          414            415
                                                 -------       -------      -------       --------
   Total operating costs and expenses......      102,250        92,022       80,046        127,655
                                                 -------       -------      -------       --------
(Loss) income before income taxes..........        7,050         7,634       (9,204)       (49,274)
                                                 -------       -------      -------       --------
Net (loss) income..........................     $  4,550       $ 4,994      $(5,984)      $(49,251)
                                                 =======       =======      =======       ========
Net (loss) income per share
 Primary...................................     $    .18       $   .18      $  (.24)      $  (2.08)
 Fully-diluted.............................     $    .18       $   .18      $  (.24)      $  (2.08)


                                                            Fiscal 1996 Quarters Ended
                                           ----------------------------------------------------------
            1996 Fiscal Year                    June 30     September 30  December 31     March 31
            ----------------                    -------     ------------  -----------     --------

Dollars in thousands, except per share
data
Net revenues...............................      $65,045       $57,608      $68,353       $101,601
Operating costs and expenses
   Media purchases.........................       20,683        17,272       19,602         28,961
   Direct costs............................       33,983        29,664       34,378         53,173
   Selling, general and administrative.....        7,029         6,695        8,318         11,730
Interest expense...........................          240           233          246            296
                                                 -------       -------      -------       --------
   Total operating costs and expenses......       61,935        53,864       62,544         94,160
                                                 -------       -------      -------       --------
Income before income taxes.................        3,110         3,744        5,809          7,441
                                                 -------       -------      -------       --------
Net income.................................      $ 2,602       $ 3,145      $ 4,932       $  5,900
                                                 =======       =======      =======       ========
Net income per share
 Primary...................................      $   .13       $   .15      $   .21       $    .24
 Fully-diluted.............................      $   .13       $   .14      $   .20       $    .24

Item 8.      Financial Statements and Supplementary Data

       The response to this Item is submitted in a separate section of this report.

Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure

       None


                                   PART III

The information called for by Items 10, 11, 12 and 13 is hereby incorporated by reference from the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)    Financial Statements and Schedules

       The following is a list of the consolidated financial statements of the Company and its subsidiaries and supplementary data submitted in a separate section of this report.

     -  Report of Independent Auditors.
     -  Consolidated Balance Sheets - March 31, 1997 and 1996.
     - Consolidated Statements of Operations - Years ended March 31, 1997, 1996, and 1995.
     - Consolidated Statements of Shareholders' Equity - Years ended March 31, 1997, 1996, and 1995.
     - Consolidated Statements of Cash Flows - Years ended March 31, 1997, 1996, and 1995.
     -  Notes to Consolidated Financial Statements

     The following is a list of the schedules filed as part of this Form 10-K.

     Schedule VIII - Valuation and Qualifying Accounts

       All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)    Reports on Form 8-K filed in the fourth quarter of 1997:

       Form 8-K dated February 19, 1997
       --------------------------------

              Item 5. Other Events - Announcement by the Company of the commencement of legal action against Guthy-Renker Corporation ("Guthy-Renker") alleging that Guthy-Renker had failed to supply "Fitness Flyer" exercise units to the Company in accordance with the terms of an agreement entered into by the companies.

(c)     Index to Exhibits

Exhibit No.
-----------
10.1            Agreement, dated April 24, 1997, between Mark P. Hershhorn and the Company.

11.1            Statement re: Computation of Per Share Earnings

21.1            Subsidiaries of the Company

23.1            Consent of Independent Auditors

27.1            Financial Data Schedule


--------------------------

                           ANNUAL REPORT ON FORM 10-K

                   ITEM 8, ITEM 14(a)(1) and (2), (c) and (d)

            CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   LIST OF CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES
                                CERTAIN EXHIBITS
                         FINANCIAL STATEMENT SCHEDULES
                           YEAR ENDED MARCH 31, 1997
                           NATIONAL MEDIA CORPORATION
                                PHILADELPHIA, PA

                          National Media Corporation

                       Consolidated Financial Statements

                      Years ended March 31, 1997 and 1996



                                   Contents


Report of Independent Auditors............................................  31

Audited Consolidated Financial Statements

Consolidated Balance Sheets...............................................  32
Consolidated Statements of Operations.....................................  34
Consolidated Statements of Shareholders' Equity...........................  35
Consolidated Statements of Cash Flows.....................................  37
Notes to Consolidated Financial Statements................................  39

                        Report of Independent Auditors


Board of Directors
National Media Corporation


We have audited the accompanying consolidated balance sheets of National Media Corporation as of March 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1997. Our audits also included the financial statement schedule included in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Media Corporation at March 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $45,691,000 and experienced negative cash flows from operations for the year ended March 31, 1997 and is party to significant pending litigation. In addition, the Company has not complied with certain covenants of its loan agreements. These conditions have impaired the Company's liquidity and may cause it to be unable to meet its obligations as they become due. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans regarding these conditions are discussed in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible outcome of these uncertainties.


                                                   Ernst & Young LLP


Philadelphia,  Pennsylvania
July 14, 1997

                          National Media Corporation

                          Consolidated Balance Sheets

                    (In thousands, except number of shares
                            and per share amounts)


                                                              March 31
                                                           1997       1996
                                                       ----------------------
Assets
Current assets:
  Cash and cash equivalents                               $  4,058   $ 18,405
  Accounts receivable, net                                  40,179     32,051
  Inventories, net                                          30,919     22,605
  Prepaid media                                              3,563      4,271
  Prepaid show production                                    6,765      5,469
  Deferred costs                                             3,318      4,102
  Prepaid expenses and other current assets                  2,505      2,339
  Deferred income taxes                                      2,591      3,142
                                                       ----------------------
Total current assets                                        93,898     92,384



Property and equipment, net                                 14,182      6,954





Excess of cost over net assets of acquired
  businesses and other intangible assets,
  less accumulated amortization of
  $9,472 and $2,548                                         50,732     15,078



Other assets                                                 6,820      2,132




                                                       ----------------------
Total assets                                              $165,632   $116,548
                                                       ======================


                                                                 March 31
                                                             1997        1996
                                                        -----------------------
Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                         $ 21,810    $ 20,412
  Accrued expenses                                           30,830      26,510
  Deferred revenue                                              686       1,771
  Income taxes payable                                          552       1,344
  Deferred income taxes                                       2,351       2,749
  Current portion of long-term debt and
    capital lease obligations                                17,901         876
                                                        -----------------------
Total current liabilities                                    74,130      53,662

Long-term debt and capital lease obligations                    959       4,054

Deferred income taxes                                           240         393

Other liabilities                                             1,743       1,977

Shareholders' equity:
  Preferred stock, $.01 par value; authorized
    10,000,000 shares; issued and outstanding
    95,000 and 136,375 shares Series B convertible
    preferred stock (liquidation preference of $3,800)            1           1
  Common stock, $.01 par value; authorized
    75,000,000 shares; issued and outstanding
    24,752,792 and 18,177,292 shares                            248         182
  Additional paid-in capital                                127,764      48,135
  Retained earnings                                         (29,122)     16,569
                                                        -----------------------
                                                             98,891      64,887

  Treasury stock, 707,311 and 686,710 common shares,
    at cost                                                  (4,244)     (3,791)
  Notes receivable, directors, officers, employees,
    consultants, and others                                       -        (473)
  Foreign currency translation adjustment                    (6,087)     (4,161)
                                                        -----------------------
Total shareholders' equity                                   88,560      56,462
                                                        -----------------------
Total liabilities and shareholders' equity                 $165,632    $116,548
                                                        =======================

See accompanying notes.

                           National Media Corporation

                     Consolidated Statements of Operations

                     (In thousands, except number of shares
                            and per share amounts)

                                                    Year ended March 31
                                              1997          1996         1995
                                        ------------------------------------------
Revenues:
  Product sales                           $   337,508   $   285,676  $   168,689
  Retail royalties                             16,337         5,597        5,303
  Sales commissions and other revenues          4,334         1,334        2,175
                                        ------------------------------------------
Net revenues                                  358,179       292,607      176,167

Operating costs and expenses:
  Media purchases                             131,136        86,518       51,961
  Direct costs                                196,972       151,198       97,605
  Selling, general, and administrative         69,823        33,772       23,634
  Severance expense for former
   Executive Officers                           2,500             -        2,650
  Interest expense                              1,542         1,015          689
                                        ------------------------------------------
Total operating costs and expenses            401,973       272,503      176,539
                                        ------------------------------------------
(Loss) income before income taxes             (43,794)       20,104         (372)

Income taxes                                    1,897         3,525          300
                                        ------------------------------------------
Net (loss) income                         $   (45,691)  $    16,579  $      (672)
                                        ==========================================

Net (loss) income per common and common
  equivalent share:
     Primary                              $     (2.07)  $       .74  $      (.05)
                                        ==========================================
     Fully-diluted                        $     (2.07)  $       .71  $      (.05)
                                        ==========================================

Weighted average number of common and
  common equivalent shares outstanding:
     Primary                               22,071,700    23,175,900   14,023,800
                                        ==========================================
     Fully-diluted                         22,071,700    23,287,600   14,023,800
                                        ==========================================

See accompanying notes.

                           National Media Corporation

                Consolidated Statements of Shareholders' Equity

                    (In thousands, except number of shares)

                                               Year ended March 31
                                            1997       1996      1995
                                        --------------------------------
Preferred stock:
   Beginning balance                      $      1   $     3   $     -
   Conversion to common stock
       (41,375 and 119,421 shares)               -        (2)        -
   Issuance of investment units                  -         -         3
                                        --------------------------------
Ending balance                                   1         1         3

Common stock:
   Beginning balance                           182       149       144
   Conversion of preferred stock
       (413,750 and 1,194,210 shares)            4        12         -
   Exercise of stock options
       (1,215,099; 1,219,099; and
       41,500 shares)                           12        12         -
   Exercise of warrants (162,552 and
       198,985 shares)                           2         2         -
   Issuance of shares for
       acquisitions (2,651,239 and
       554,456 shares)                          27         6         -
   Issuance of shares in secondary
       offering (2,000,000 shares)              20         -         -
   Issuance of shares for 1996
       management bonus (102,860 shares)         1         -         -
   Issuance of shares to settle
       litigation (0; 106,000; and 500,000
       shares)                                   -         1         5
   Stock grant (30,000; 25,000; and 0
       shares)                                   -         -         -
                                        --------------------------------
Ending balance                                 248       182       149

Additional paid-in capital:
   Beginning balance                        48,135    31,877    19,026
   Conversion of preferred stock                (4)      (11)        -
   Exercise of stock options                 7,016     5,123       242
   Exercise of warrants                        790     1,033         -
   Issuance of shares for
       acquisitions                         41,191     6,994         -
   Issuance of shares in secondary
       offering, net of costs               28,734         -         -
   Issuance of shares for 1996
       management bonus                      1,707         -         -
   Issuance of shares to settle
       litigation                                -       724     1,726
   Stock grant                                 542       344         -
   Tax (cost) benefit from exercise of
       stock options                          (347)    2,051         -
   Issuance of warrants in
       connection with term loan                 -         -     1,800
   Issuance of investment units                  -         -     9,083
                                        --------------------------------
Ending balance                             127,764    48,135    31,877

                           National Media Corporation

                    (In thousands, except number of shares)


                                                Year ended March 31
                                            1997       1996       1995
                                        ----------------------------------
Retained earnings:
   Beginning balance                      $ 16,569   $    (10)  $    662
   Net (loss) income                       (45,691)    16,579       (672)
                                        ----------------------------------
Ending balance                             (29,122)    16,569        (10)

Treasury stock:
   Beginning balance                        (3,791)    (3,791)    (3,791)
   Issuance of shares for 401(k)
    match (4,619 shares)                        29          -          -
   Repurchase of treasury shares
    (25,220 shares)                           (482)         -          -
                                        ----------------------------------
Ending balance                              (4,244)    (3,791)    (3,791)

Notes receivable:
   Beginning balance                          (473)    (1,868)    (4,504)
   Collection of notes receivable              473      2,483      2,636
   Exercise of stock options                     -     (1,088)         -
                                        ----------------------------------
Ending balance                                   -       (473)    (1,868)

Foreign currency translation adjustment:
   Beginning balance                        (4,161)       265       (966)
   Translation adjustment for the year      (1,926)    (4,426)     1,231
                                        ----------------------------------
Ending balance                              (6,087)    (4,161)       265
                                        ----------------------------------
Total shareholders' equity                $ 88,560   $ 56,462   $ 26,625
                                        ==================================

See accompanying notes.

                          National Media Corporation

                     Consolidated Statements of Cash Flows

                                (In thousands)

                                                Year ended March 31
                                             1997       1996       1995
                                        ----------------------------------
Cash flows from operating activities
Net (loss) income                         $ (45,691)  $ 16,579  $   (672)
Adjustments to reconcile net (loss)
  income to net cash (used in) provided
  by operating activities:
     Depreciation and amortization            9,966      2,099     1,650
     Amortization of loan discount              484        399       150
     Provision for deferred rent expense        328        384       402
     Tax benefit from exercise of
       stock options                           (347)     2,051         -
     Decrease (increase) in:
       Accounts receivable, net               1,721    (18,242)    1,139
       Inventories                           (3,057)    (8,591)   (3,987)
       Prepaid cable and advertising costs    1,374     (3,936)     (370)
       Deferred costs                         4,233     (2,282)      402
       Other current assets                     855     (1,060)     (395)
     Increase (decrease) in:
       Accounts payable                      (2,358)     8,569      (415)
       Accrued expenses                      (6,007)     9,505     4,713
       Deferred revenue                      (1,583)     1,236    (1,456)
       Income taxes payable                  (3,405)     1,044       300
       Notes payable                          1,400          -         -
       Other                                 (3,480)    (2,225)      440
                                        ----------------------------------
Net cash (used in) provided by
 operating activities                       (45,567)     5,530     1,901

Cash flows from investing activities
Additions to property and equipment          (8,439)    (3,923)     (832)
Investment in common stock                   (1,250)         -         -
Cost of companies acquired, net of cash
  acquired                                   (1,236)      (897)        -
                                        ----------------------------------
Net cash used in investing activities       (10,925)    (4,820)     (832)

Cash flows from financing activities
Proceeds from revolving line of credit       22,400          -     5,000
Principal payments on revolving line of
 credit, long-term debt, and capital
 lease obligations                          (15,493)      (166)   (4,771)
Net proceeds from issuance of common
 stock                                       28,754          -         -
Exercise of stock options and warrants        7,820      5,085       242
Payments received on notes receivable           473      2,483       492
Net proceeds from issuance of
 investment units                                 -          -     9,415
                                        ----------------------------------
Net cash provided by financing
 activities                                  43,954      7,402    10,378

                           National Media Corporation



                                               Year ended March 31
                                            1997       1996       1995
                                        ---------------------------------
Effect of exchange rate changes on cash
   and cash equivalents                   $ (1,809)   $(3,174)   $   425
                                        ---------------------------------
Net (decrease) increase in cash and
   cash equivalents                        (14,347)     4,938     11,872
Cash and cash equivalents at beginning
   of year                                  18,405     13,467      1,595
                                        ---------------------------------
Cash and cash equivalents at end of year  $  4,058    $18,405    $13,467
                                        =================================


Supplemental disclosures of cash flow
   information
Cash paid during the year for:
   Interest                               $    774    $   528    $   546
                                        =================================
   Taxes on income                        $  5,105    $   430    $  -
                                        =================================


Supplemental schedule of noncash
   investing and financing activities

Common stock issued for acquisitions      $ 41,218    $ 7,000    $  -
                                        =================================
Note payable and other liabilities used
   to finance acquisitions                $  3,190    $ 1,496    $  -
                                        =================================
Common stock issued upon exercise of
   stock options for notes receivable     $   -       $ 1,088    $  -
                                        =================================
Common stock issued for 1996 management
   bonus, 401(k) match, and directors'
   stock grant                            $  2,279    $  -       $  -
                                        =================================
Issuance of stock to settle litigation    $   -       $   725    $ 1,700
                                        =================================
Settlement of severance expense with
 note receivable                          $   -       $  -       $ 1,700
                                        =================================

See accompanying notes.

                          National Media Corporation

                  Notes to Consolidated Financial Statements

                                March 31, 1997

1. Basis of Presentation, Description of Business and Summary of Significant Accounting Policies

a. Basis of Presentation

The Company incurred a net loss of $45,691,000 and experienced negative cash flows during the year ended March 31, 1997 primarily as a result of reduced sales volume in its key market areas and due to losses generated by its PRTV operations. In addition, the Company's revolving credit facility will expire on September 30, 1997 and negotiations with the principal lender are ongoing. The Company is technically in default of several loan covenants. Waivers for these violations have not been granted. There can be no assurance that the credit facility will be extended, however, management believes that another lender would provide financing if the current lender does not extend the facility, although no such lender has committed to do so.

As described in Note 2, the Company purchased PRTV on May 17, 1996. Significant operating losses were contributed by PRTV, primarily due to several legal matters including the Edmark matter described in Note 11, and writedowns of show production costs, inventory and receivables.

The Company is currently evaluating its strategic options, including implementation of plans to reduce operating expenses, identifying a strategic partner or sale of the business. Additionally, the negotiations with the Company's primary lender are ongoing and management believes short-term financing will be obtained. The Company is currently pursuing a business strategy which concentrates on targeted expansion and cost reduction and has taken the following steps to rebuild its business including:

          - Restructuring PRTV to focus more on effectively utilizing the creative resources of PRTV and its president. PRTV has been restructured and its operations and work force reduced.

          -   Curtailing long-term or unprofitable media contracts.

          - Pursuing internet and alternative delivery systems, as well as continuity products, in order to further limit the cyclical nature of the business.

          -   Reengineering the corporate structure and reducing the workforce.

          - Considering outsourcing management of the Company's information technology systems.

          - Pursuing a strategy to reduce the cost and increase the efficiency of order fulfillment.

The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's ability to continue as a going concern is dependent upon its ability to successfully implement the plans and actions described above and return to profitability and improve its liquidity. Due to the uncertainties described above, there can be no assurance that the Company will achieve its goals nor is there any assurance that the Company will be able to extend or replace its existing credit facility, or return its PRTV and non-PRTV operations to profitability. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. Management of the Company believes that its plans to deal with the issues described above will be successful and that sufficient cash flow will be generated to meet its obligations as they become due, however, no such assurance can be given. Accordingly, the financial statements do not include any adjustments relating to the recoverability of recorded assets, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

b. Description of Business

National Media Corporation (the "Company") is principally engaged in the direct marketing of consumer products through television media. The Company currently brings infomercial programming to 70 countries.

c. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of National Media Corporation and its wholly-owned subsidiaries which include Quantum North America, Inc., Positive Response Television, Inc. ("PRTV"), DirectAmerica Corporation, Quantum International Limited, Quantum Far East Ltd., Quantum International Japan Company Ltd., Prestige Marketing Limited, Suzanne Paul Pty Limited and Nancy Langston & Associates, Inc. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes to consolidated financial statements. Estimates are routinely made for inventory obsolescence, goodwill, sales returns and allowances, allowances for bad debt, show production amortization and contingencies. Actual results could differ from those estimates.

Revenue Recognition and Reserve for Returned Merchandise

Product sales and retail royalty revenue are recognized when the product is shipped. Generally, it is the Company's policy to refund unconditionally the total price of merchandise returned within 30 days of the customer's receipt of the merchandise. The Company provides an allowance, based upon experience, for returned merchandise.

Cash and Cash Equivalents

For the purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                          National Media Corporation

1. Description of Business and Summary of Significant Accounting Policies (continued)

Accounts Receivable

The allowance for doubtful accounts was $6,907,000 and $2,127,000 at March 31, 1997 and 1996, respectively.

Inventories

Inventories consist principally of products purchased for resale, and are stated at the lower of cost (determined by the first-in, first-out method) or market. The reserve for obsolete inventory was $11,739,000 and $1,558,000 at March 31, 1997 and 1996, respectively.

Property and Equipment and Depreciation and Amortization

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method based on the estimated useful lives of the assets or lease terms, generally 3 to 7 years.

Excess of Cost Over Net Assets Acquired and Other Intangible Assets

Excess of cost over net assets of acquired businesses ("goodwill") is being amortized by the straight-line method over 10 to 40 years. Other intangible assets are being amortized by the straight-line method over 2 to 5 years. Amortization expense for excess of cost over net assets acquired and other intangible assets was $6,924,000, $629,000, and $336,000 for the years ended March 31, 1997, 1996, and 1995, respectively, and is included in selling, general, and administrative expenses. The recoverability of goodwill is evaluated annually by an analysis of operating results for each operating unit, significant events or changes in the business environment, synergies with other operating units, and, if necessary, independant appraisals.

                          National Media Corporation

1. Description of Business and Summary of Significant Accounting Policies (continued)

Show Production Costs

Costs related to the production of the Company's direct response televised advertising programs are capitalized and amortized over the estimated useful life of the production, generally from 12 to 24 months. The estimated useful life of each production is regularly evaluated and adjusted as sales response becomes available. Show production expense was $21,406,000, $8,630,000, and $6,077,000 for the years ended March 31, 1997, 1996, and 1995, respectively. Production expense for 1997, 1996, and 1995 included $10,811,000, $1,900,000, and $1,100,000, respectively, for amounts written down related to unsuccessful shows for which sales response did not meet initial expectations.

Deferred Revenue and Costs

Deferred revenue consists of funds received by the Company for items ordered, but not shipped and product sales subject to a free trial period. The related costs are deferred and expensed as orders are shipped. The Company also defers direct costs on product orders for which the funds are not yet received and expenses these costs as orders are shipped.

Income Taxes

The Company uses the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Per Share Amounts

Income (loss) per share amounts have been computed based upon the weighted average number of common shares and dilutive common equivalent shares (stock options, warrants, and preferred stock) outstanding using the "if converted method." For 1996, net income used to compute primary earnings per share equals net income, plus after-tax interest expense incurred on outstanding long-term debt and after-tax interest income earned on the assumed investment of excess proceeds from the conversion of all outstanding warrants and stock options after repurchase using the treasury stock method

                          National Media Corporation

1. Description of Business and Summary of Significant Accounting Policies (continued)

Per Share Amounts (continued)

of 20% of the Company's outstanding common stock. For 1997 and 1995, the effect of the exercise of stock options and warrants and the conversion of convertible preferred stock was not assumed in the calculation of loss per share because the effect was anti-dilutive.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (FAS 128), Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options, warrants, and convertible securities will be excluded. The impact of FAS 128 will initially be computed for the first quarter of fiscal year 1998.

Foreign Currency Translation

Results of operations for the Company's foreign subsidiaries are translated using the average exchange rates during the period, while assets and liabilities are translated into U.S. dollars using the rate at the balance sheet date. Resulting translation adjustments are recorded as a component of shareholders' equity.

Stock Option Plans

The Company accounts for stock options in accordance with Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees, and its related interpretations. No compensation expense is recognized for options granted under the Company's option plans which have an exercise price equal to the market price on the date of the grant. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123), as of the fiscal year ended March 31, 1997 (see Note 7).

                          National Media Corporation

1. Description of Business and Summary of Significant Accounting Policies (continued)

Reclassifications

Certain prior-year amounts have been reclassified to conform to current presentation.

2. Acquisitions

Fiscal 1997 Acquisitions

On May 17, 1996, the Company acquired all of the issued and outstanding capital stock of PRTV, a publicly traded direct marketing company and producer of infomercials, for 1,836,773 shares (of which 211,146 shares have been deposited into an escrow account for possible future delivery to PRTV shareholders) of the Company's common stock valued at $25.9 million. The acquisition was accounted for as a purchase and is included in the Company's financial statements from the date of acquisition. A total of $39.1 million in assets were acquired and included excess of cost over acquired assets of approximately $18.6 million, and is being amortized over 20 years.

On July 2, 1996, the Company also acquired two direct response marketing companies, Prestige Marketing Limited and Prestige Marketing International Limited (collectively, "Prestige") and Suzanne Paul Holdings Pty Limited and its operating subsidiaries (collectively, "Suzanne Paul"). The aggregate consideration paid by the Company for Prestige and Suzanne Paul was approximately $4.2 million in cash, $2.8 million in a note payable due and paid on December 5, 1996, and 787,879 shares of the Company's common stock valued at $14.7 million. Upon consummation of these acquisitions, the Company also funded a dividend of approximately $4.6 million to the former shareholders of Suzanne Paul. In addition, the Company may be required to issue up to an aggregate of an additional $5.0 million in the Company's common stock, valued at the then present market prices, in 1997 and 1998, contingent upon the levels of net income achieved in those years by Prestige and Suzanne Paul. The Company is currently in negotiations with the principals of these entities regarding an amendment to the acquisition agreements which would accelerate the $5.0 million contingent purchase price amount and revise certain other provisions of the agreements. The acquisition is being accounted for as a purchase and is included in the Company's financial statements from the date of acquisition. A total of $33.8 million in assets were acquired and included excess cost over acquired assets of approximately $18.7 million, which is being amortized over 20 years.

                          National Media Corporation

2. Acquisitions (continued)

Fiscal 1997 Acquisitions (continued)

On August 7, 1996, the Company acquired all of the issued and outstanding capital stock of Nancy Langston & Associates, Inc. ("Langston"), a media agency. The aggregate consideration paid by the Company was 26,587 shares of the Company's common stock valued at $500,000, and a $390,000 promissory note payable in equal installments over 2 years which began on September 1, 1996. A total of $904,600 in assets were acquired and included excess costs over acquired assets of approximately $880,000, which is being amortized over 10 years.

Fiscal 1996 Acquisitions

On October 25, 1995, the Company acquired all of the issued and outstanding capital stock of DirectAmerica Corporation and California Production Group, Inc. (collectively, "DirectAmerica") for 554,456 shares of the Company's common stock valued at $7 million. The acquisition was accounted for as a purchase and is included in the Company's financial statements from the date of acquisition. A total of $8.5 million in assets were acquired and included excess cost over acquired assets of $7.8 million, which is being amortized over 20 years.

On October 16, 1995, the Company acquired the assets related to the "Flying Lure" product from United Brands International Corp. and Langer Technologies, Inc. The purchase price of $1.9 million included $1 million cash payment and a two-year promissory note bearing interest at 9.0% in the principal amount of $900,000. In addition, the Company agreed to pay $596,000 over three years for a covenant not to compete. The Company may be required to make additional payments of up to $6 million if worldwide sales of "Flying Lure" products exceed certain targeted levels. Any such additional amounts will be recognized as additional cost of the "Flying Lure" assets. Total assets acquired, principally the brand name and product rights, noncompete and product development talent, were approximately $2.5 million. These amounts are included in excess cost over net assets of acquired businesses and other intangible assets and are being amortized over 20 years.

                          National Media Corporation

2. Acquisitions (continued)

Pro Forma Information

The purchase price allocations for PRTV, Prestige, Suzanne Paul, and Langston are based on management's estimates of the fair value of assets acquired and liabilities assumed. The final allocations may differ from these estimates. Had the DirectAmerica, PRTV, Prestige, Suzanne Paul, and Langston acquisitions been made at April 1, 1995, pro forma unaudited condensed results from operations for the year ended March 31, 1997 and 1996 would have been as follows (in thousands, except per share data):

                                         Year ended March 31
                                            1997       1996
                                       -----------------------
Net revenues                             $ 372,694   $ 374,889
Net (loss) income                        $ (45,468)  $  16,024
Primary (loss) income per share          $   (2.14)  $     .64
Fully diluted (loss) income per share    $   (2.14)  $     .61

The pro forma information does not purport to be indicative of the combined results of operations that would have been reported had the transactions taken place on April 1, 1995 or of future results of operations.

3. Accrued Expenses

Accrued expenses include the following (in thousands):

                                                         March 31
                                                      1997     1996
                                                   ------------------
Allowance for product refunds and returns            $ 4,771  $ 5,089
Accrual for legal settlements                          7,512      573
Accrual for management bonus                               -    4,212

                          National Media Corporation

4. Property and Equipment

Property and equipment consists of the following (in thousands):

                                                           March 31
                                                        1997       1996
                                                    -----------------------
Furniture, fixtures, and office equipment             $ 20,745   $ 11,877
Leasehold improvements                                   1,931      1,074
Equipment under capital leases                             923        442
                                                    -----------------------
                                                        23,599     13,393
Less accumulated depreciation and amortization          (9,417)    (6,439)
                                                    -----------------------
Total                                                 $ 14,182   $  6,954
                                                    =======================

Depreciation and amortization expense for property and equipment, including equipment under capital lease, was $3,042,000, $1,470,000, and $1,314,000 for the years ended March 31, 1997, 1996, and 1995, respectively.

5. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following (in thousands):

                                                      March 31
                                                  1997       1996
                                              ---------------------
Credit facility                                 $ 13,000    $   -
Term loan, net of discount                         3,232      3,749
Notes payable                                      2,326        900
Obligations under capital leases                     302        281
                                              ----------------------
                                                  18,860      4,930
Less current portion                              17,901        876
                                              ----------------------
Long-term portion                               $    959    $ 4,054
                                              ======================

The Company believes the carrying value of long-term debt and capital lease obligations approximates fair value.

In October 1994, the Company obtained a $5,000,000 five-year secured term loan from an independent investor pursuant to a Note and Warrant Purchase Agreement. The Company issued to the investor a warrant (the "Loan Warrants") to purchase 2,250,000 shares (subject to adjustment) of common stock. The Loan Warrants are exercisable at a

                          National Media Corporation

5. Long-Term Debt and Capital Lease Obligations (continued)

price of $4.80 per share of common stock at any time from and after September 30, 1995 until September 30, 2004. Based on an independent analysis, the Company valued the Loan Warrants at $1,800,000. The corresponding loan discount is being amortized over the life of the loan (60 months) and the amortization is included in interest expense. On April 20, 1995, the term loan was purchased by a bank. All material terms of the loan remained unchanged. The term loan bears interest on the unpaid principal amount at prime plus .5%, and is payable monthly. The term loan is payable in annual installments of $1,000,000 which commenced December 1, 1996 with the remaining balance due September 30, 1999.

In November 1995, the Company obtained a $5,000,000 revolving line of credit (the "Line") from a bank pursuant to a Loan and Security Agreement. The Line, which was increased to $20,000,000 in June 1996, is available until September 30, 1997 at which time its continuation will be considered. On a quarterly basis, the Company must be in compliance with various financial covenants including tangible net worth and working capital minimums, various financial ratios, and capital expenditure limits. At March 31, 1997, the Company was in default of certain of these financial covenants for which the bank has not granted a waiver. As a result, the long-term portion of the term loan has been classified as current at March 31, 1997. At June 27, 1997, the Line was fully utilized. Interest on cash advances under the Line was accrued at varying rates throughout the year based, at the Company's option, on the bank's national commercial rate or the London Interbank Offering Rate (LIBOR) plus 1.25%. Currently, interest on cash advances under the line is only available at the bank's national commercial rate. The agreement requires the Company to pay an annual fee of .25% on the unused portion of the Line and maintain an average quarterly compensating balance of $2,500,000 subject to a .25% deficiency fee. There were borrowings of $13,000,000 outstanding under this facility, and $1,092,000 of the Line was used for the issuance of letters of credit as of March 31, 1997.

The term loan and the Line are secured by a lien on all of the inventory, receivables, trademarks, tradenames, service marks, copyrights and all other assets of the Company and its subsidiaries. Such lien on certain nondomestic assets of the Company is subordinate to a lien held by Barclays Bank PLC. At present, the Company has an overdraft line with Barclays in the amount of approximately $1,000,000. Under its agreements with Barclays, the Company is subject to certain restrictions in respect to the repayment of intercompany loans.

                          National Media Corporation

5. Long-Term Debt and Capital Lease Obligations (continued)

Long-term debt maturities and payments due under capital lease obligations are as follows (in thousands):

                        Year ending             Long-Term    Capital Lease
                         March 31                 Debt        Obligations
                  ---------------------------------------------------------


                      1998                       $ 18,496      $   171
                      1999                            680          139
                      2000                            150            -
                                              -----------------------------
                                                   19,326          310
                      Less: Interest portion            -            8
                            Loan discount             768            -
                                              -----------------------------
                            Total                $ 18,558      $   302
                                              =============================

6. Capital Transactions

Stock Purchase Rights

On January 13, 1994, the Company distributed one preferred share purchase right on each outstanding share of its common stock. The rights will become exercisable only if, without the Company's consent or waiver, a person or group acquires 15% or more of the Company's outstanding common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the Company's outstanding common stock. Each right will entitle shareholders to buy one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $40. In addition, upon the occurrence of certain events, the holders of rights will thereafter have the right to receive, upon exercise at the then-current exercise price, common stock (or, in certain circumstances, cash, property, or other securities of the Company) having a value equal to two times the exercise price of the right. In the event that the Company is acquired in a merger or other business combination, or 50% or more of the Company's assets or earning power is sold, proper provision will be made so that each holder of a right will thereafter have the right to receive, upon exercise at the then-current exercise price of the right, common stock of the acquiring or surviving company having a value equal to two times the exercise price of the right. Any rights that are, or were, under certain circumstances, beneficially owned by such a 15% owner will immediately become null and void.

                          National Media Corporation

6. Capital Transactions (continued)

Stock Purchase Rights (continued)

The holders of rights, as such, have no rights as stockholders of the Company. The Company has the ability to redeem the rights at $.001 per right until the occurrence of certain specified events.

Series B Convertible Preferred Stock

In October 1994, the Company authorized the issuance of a series of preferred stock designated "Series B Convertible Preferred Stock," par value $.01 per share, consisting of 400,000 shares, of which a total of 255,796 shares were issued in connection with the private placements, as described below. At March 31, 1997, there were 95,000 shares outstanding.

Each share of preferred stock is valued at $40.00 per share for conversion purposes and is presently convertible at the option of the holder into shares of common stock at a price of $4.00 per share of common stock (subject to adjustment). The holders of shares of preferred stock shall be entitled to receive dividends declared on the common stock as if the shares of preferred stock had been converted into shares of common stock. Except as to the election of directors, each share of preferred stock has voting rights equivalent to the total number of shares of common stock into which the share of the preferred stock is convertible. The holders of the preferred stock, voting as a class, originally had the right to elect two directors; the holders of the common stock, voting as a class, had the right to elect the remaining directors. The preferred stockholders' right to elect two directors has since terminated.

At March 31, 1997, there were 9,542,500 shares of common stock reserved for conversion of preferred stock, for exercise of stock options and warrants, for issuance under the 1995 Management Incentive Plan, and for matching contributions under the Company's 401(k) plan. The Company would receive proceeds of approximately $68,923,000 upon exercise of all options and warrants currently outstanding. In addition, based on the stock price of $6.50 per share at June 30, 1997, the Company would receive proceeds of approximately $25,634,000 upon exercise of all currently outstanding options and warrants with an exercise price below the market price of the stock.

                          National Media Corporation

6. Capital Transactions (continued)

Equity Investment

During the year ended March 31, 1995, the Company raised a total of $9,415,000 (net of $872,000 of offering costs) through the sale, in privately negotiated transactions, of a total of 255,796 investment units ("Units"). Each Unit consisted of one share of preferred stock, par value $.01 per share, of the Company and a warrant (the "Warrants") to purchase twelve (12) shares (subject to adjustment) of common stock, par value $.01 per share, of the Company. Each share of preferred stock is valued at $40 per share for conversion purposes, is convertible into common stock at a price of $4.00 per common share (subject to adjustment) and carries no preferred dividend right. The Warrants are exercisable at a price of $4.80 per share of common stock, except for those applicable to 3,546 Units which are exercisable at a price of $5.74 per share of common stock. At March 31, 1997, 229,750 warrants to acquire 2,757,000 shares of the Company's common stock were outstanding and exercisable, and expire between October 5, 2004 and December 19, 2004.

Certain executive officers and directors of the Company participated in the aforementioned private placement acquiring 17,921 Units. The purchase price of these Units was at the same prices as offered to other investors.

Public Offering

On August 6, 1996, the Company completed a public offering of an additional 2,000,000 shares of its common stock with net proceeds to the Company of approximately $28.9 million. If these shares had been outstanding for the entire years ended March 31, 1997 and 1996 and the DirectAmerica, PRTV, Prestige, Suzanne Paul, and Langston acquisitions had been made at the beginning of these periods, primary loss and fully-diluted loss per share would have been $(1.96) for the year ended March 31, 1997. For the year ended March 31, 1996, primary income per share would have been $.62, and fully-diluted income per share would have been $.60.

                          National Media Corporation

7. Stock Options

The Company has various stock option plans, which are described below. The Company applies the provisions of APB Opinion 25, and related interpretations in accounting for its plans. Accordingly, no compensation has been recognized in the financial statements for the options issued under such plans as all options are granted at an exercise price equal to or related to the market price of the Company's Common Stock at the date of grant. Had compensation cost for the Company's stock-option plans been determined using fair values at the grant dates for awards under those plans as defined by SFAS No. 123, the Company's net
(loss) income and net (loss) income per share would have changed to the pro forma amounts shown below:

                                         Year ended March 31,
 (in thousands, except per share data)      1997       1996
                                       ----------------------

Pro forma net (loss) income               $(56,323)   $15,929

Pro forma (loss) income per share:
 Primary                                  $  (2.55)   $   .71
 Fully-diluted                            $  (2.55)   $   .68



Option valuation models use highly subjective assumptions to determine fair value of traded options with no vesting or trading restrictions. Because options granted under the Company's Stock Option Plans have vesting requirements and cannot be traded, and because changes in the assumptions can materially affect the fair value estimate, in management's opinion, the existing valuation models do not necessarily provide a reliable measure of the fair value of its employee stock options.

For purposes of determining the pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for both fiscal 1997 and fiscal 1996: dividend yield of 0%; expected volatility of 51.8%; risk-free interest rates of 6.10%; and expected lives of 5 years. In accordance with the transition provisions of SFAS No. 123, the pro forma disclosures presented above reflect the statement's application only to

                          National Media Corporation

7. Stock Options (continued)

option grants and stock awards dated on or after April 1, 1995. Therefore, because option grants and awards generally vest over several years and additional awards are expected to be made in the future, the pro forma results should not be considered to be representative of the effects on reported results for future years.

Under the above-mentioned stock option plans, as amended, a maximum of 8,065,000 shares of common stock may be issued upon exercise of incentive or nonincentive stock options, special options, or stock appreciation rights granted pursuant to such plans. All employees of the Company, as well as directors, officers, and third parties providing services to the Company are eligible to participate in the Plans.

Pursuant to employment agreements with various officers of the Company who entered into employment agreements after August 31, 1991, as well as certain other agreements, the Board of Directors has authorized the grant of options to purchase up to 1,532,000 shares of common stock at exercise prices equal to the market price at the time of grant. In each case, the grant of option was an inducement to the execution of an employment or other agreement.

Options granted vest over a period ranging from the date of grant up to a maximum of five years. Options may be exercised up to a maximum of 10 years from date of grant. The weighted-average remaining contractual life of all outstanding options at March 31, 1997 is 8 years (8.5 years for options with an exercise price less that $10.00, and 7.5 years for options with an exercise price greater that $10.00).

In fiscal 1997, 1,129,000 stock options originally issued to Company employees at an exercise price of $16.375 were canceled and 564,500 stock options with an exercise price of $8.325 were issued.

Subsequent to year end the Company employed certain executive officers whose contracts, which are currently under negotiation, contain provisions for the issuance of up to 850,000 non-Plan options.

                          National Media Corporation

7. Stock Options (continued)




                                           Shares Under   Weighted
                                              Option      Average
                                          -------------------------

Outstanding at April 1, 1994                 2,079,840     $ 5.28
Granted                                      1,165,590       5.58
Exercised                                      (41,500)      5.84
Expired and canceled                          (295,834)      5.47
                                          -------------------------
Outstanding at March 31, 1995                2,908,096       5.06
Granted                                        350,000      12.99
Exercised                                   (1,219,099)      4.22
Expired and canceled                          (116,665)      5.82
                                          -------------------------
Outstanding at March 31, 1996                1,922,332       6.90
Granted                                      3,921,250      15.18
Exercised                                   (1,215,099)      5.78
Expired and canceled                        (1,543,979)     16.40
                                          -------------------------
Outstanding at March 31, 1997                3,084,504     $13.11
                                          =========================

Exercisable at March 31, 1997                1,213,591     $12.19
                                          =========================
Non-exercisable at March 31, 1997            1,870,913     $13.70
                                          =========================

Shares available for future grant at
  March 31, 1997                               620,530
                                          ==============
Shares available for future grant at
  March 31, 1996                                26,681
                                          ==============

Of the outstanding options, 1,037,833 have exercise prices ranging from $4.25 to $10.00 with a weighted average price of $7.26, and 2,046,671 have exercise prices ranging from $10.01 to $20.00 with a weighted average price of $16.07. The weighted average fair value of options granted during fiscal year 1997 and 1996 was $7.59 and $7.68, respectively.

                          National Media Corporation

8. Income Taxes

The components of income tax expense are as follows (in thousands):

                                         Federal    State    Foreign     Total
                                       ----------------------------------------

1997
----
Current                                  $   -     $   -      $1,897    $ 1,897
Deferred                                  1,201        -      (1,201)         0
                                       ----------------------------------------
Provision for income taxes               $1,201    $   -      $  696    $ 1,897
                                       ========================================

1996
----

Current (1)                              $ 9,722    $1,174    $1,258    $12,154
Deferred                                  (4,825)     (761)    1,324     (4,262)
Benefit of net operating loss
 carryforward                             (4,367)        -         -     (4,367)
                                       ----------------------------------------
Provision for income taxes               $   530    $  413    $2,582    $ 3,525
                                       ========================================

1995
----

Current                                  $   -      $  100    $  200    $   300
Deferred                                    (495)        -       495          -
                                       ----------------------------------------
Provision for income taxes               $  (495)   $  100    $  695    $   300
                                       ========================================

(1) In 1996, current income taxes payable were reduced by approximately $2,100,000 due to the exercise of employee stock options that are deductible for income tax purposes but do not affect net income.

Pretax income (loss) was taxed under the following jurisdictions (in thousands):

                     1997       1996      1995
                --------------------------------


United States     $(44,794)   $15,525   $(1,530)
Foreign              1,000      4,579     1,158
                --------------------------------
Total             $(43,794)   $20,104   $  (372)
                ================================

                          National Media Corporation

8. Income Taxes (continued)

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                               March 31
                                            1997       1996
                                        --------------------


Deferred tax assets:
 Net operating loss carryforwards         $ 14,371   $ 4,883
 Alternative minimum tax credit
   carryforward                                835       724
 Investment tax credit carryforward             66        66
 Accrued vacation and severance pay            901       207
 Inventory and accounts receivable
   reserves                                  7,162     2,416
 Reserve for legal settlements               2,811       572
 Other                                         730       559
                                        --------------------
Total deferred tax assets                   26,876     9,427

Valuation allowance                        (23,171)   (5,321)
                                        --------------------
Deferred tax assets                          3,705     4,106


Deferred tax liabilities:
 Prepaid media and other costs                 769     1,282
 Tax over book depreciation                    240       393
 Deferred production costs                     703       731
 Deferred sales                              1,898     1,700
 Other                                          95         -
                                        --------------------
Total deferred tax liabilities               3,705     4,106
                                        --------------------
Net deferred tax asset                    $      -   $     -
                                        ====================

The increase in the valuation allowance relates to the increase in U.S. net operating loss carryforwards and other deferred tax assets from March 31, 1996 to March 31, 1997.

                          National Media Corporation

8. Income Taxes (continued)

A reconciliation of the Company's provision for income taxes to the provision for income taxes at the U.S. federal statutory rate of 35% is as follows (in thousands):

                                                 Year ended March 31
                                             1997        1996        1995
                                        ------------------------------------

Tax (benefit) expense at statutory rate    $(15,328)   $ 7,036      $(126)
Tax effect of:
 U.S. net operating loss not benefited       14,449          -        126
 Utilization of net operating loss
  carryforward                                    -     (4,367)         -
 Foreign income taxes in excess of
  U.S. federal statutory rate                    97        980        200
 State and local income taxes                     -        268        100
 Nondeductible items                          2,679        301          -
 Other                                            -       (693)         -
                                        ------------------------------------
Income tax expense                         $  1,897    $ 3,525      $ 300
                                        ====================================

At March 31, 1997, the Company has the following loss and credit carryforwards for tax purposes (in thousands):



                                             Amount           Expiration
                                        ------------------------------------
U.S. net operating loss                    $  32,123         2009 to 2012
Foreign net operating loss                     3,182          unlimited
Alternative minimum tax credit                   835          unlimited
Investment tax credit                             66         1998 to 2001

A portion of the U.S. net operating loss carryforward is related to the exercise of employee stock options. If that portion of the loss carryforward related to the exercise of stock options is realized, the resulting tax benefit will be recorded directly to shareholders' equity. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to the entire U.S. net operating loss carryforward because utilization of net operating loss carryforwards cannot be reasonably assumed.

                          National Media Corporation

8. Income Taxes (continued)

Due to certain collateral requirements in the Company's credit facilities (as discussed in Note 5), the majority of earnings from its foreign subsidiaries have been deemed distributed for tax purposes. All appropriate U.S. federal and state income taxes have been provided thereon. Foreign withholding taxes on actual distributions of these earnings would be immaterial.

9. Severance to Former Executive Officers

In September 1994, the then-Chairman of the Board and Chief Executive Officer of the Company resigned. In connection with his resignation, he and the Company executed a letter agreement. The Company recorded severance expense of $2,650,000 in fiscal year 1995, pursuant to the terms of the letter agreement and the terms of his employment agreement. In connection with the former Chairman's resignation as a member of the Company's Board of Directors and the Company's settlement of the ValueVision litigation as discussed in Note 11, the Company and the former Chairman entered into further agreements in part amending the earlier agreements. Pursuant to such agreements, the Company (i) paid the former Chairman $50,000 per month through March 31, 1995, (ii) forgave two notes made by the former Chairman, in the principal amount of $1,646,189, (iii) accelerated the vesting of 750,000 options to acquire shares of the Company's common stock in accordance with the terms of his employment agreement, and (iv) retained the former Chairman as a consultant for a term of 36 months at a cost of $300,000. He was eligible to participate in the 1991 Option Plan until 90 days after the termination of his services as a consultant. Subsequently, as part of the ValueVision settlement described in Note 11, substantially all amounts due under the consulting agreement were paid.


In fiscal year 1997, the Company recorded severance expense related to discontinuance of employment of five executive officers. Total severance charges related to these officers are $2,500,000 and include salary, insurance, and other benefits.

                          National Media Corporation

10. Commitments and Contingencies

The Company rents warehouses, retail stores, and office space under various operating leases which expire through December 2013 including leases with related parties as described in Note 13. Future minimum lease payments (exclusive of real estate taxes and other operating expenditures) as of March 31, 1997 under noncancelable operating leases with initial or remaining terms of one year or more are as follows for the years ended March 31 (in thousands):

                          1998           $ 3,033
                          1999             3,566
                          2000             3,345
                          2001             2,831
                          2002             2,148
                          Thereafter      19,034
                                      ----------
                                         $33,957
                                      ==========

Rent expense under various operating leases aggregated $4,233,000, $2,335,000, and $2,119,100 in 1997, 1996, and 1995, respectively. Subleased building space rental income aggregated $106,300, $85,300, and $140,500 for 1997, 1996, and
1995, respectively.

During fiscal year 1997, the Company expended $131,136,000 on media purchases, a portion of which were made under long-term agreements. The largest domestic agreement runs through December 1998 and requires a fixed monthly payment of approximately $1.8 million per month. In addition, the Company has long-term agreements with certain Pan-European satellite channels to purchase a specific number of television hours per week at a minimum guaranteed amount. These contracts expire at various dates over the next 3 years. In addition, the Company has a contract to lease a transponder which continues through the year 2010. Total commitments under these media contracts are: $33,662,000 in 1998; $27,153,000 in 1999; $3,407,000 in 2000; $2,987,000 in 2001 and 2002; and
$23,895,000 thereafter.

                          National Media Corporation

11. Litigation and Regulatory Matters

National Media Litigation

Shareholders' Federal Class Actions

In fiscal year 1996, the Company settled a class action complaint involving allegations concerning disclosure by the Company of its ongoing relationship with PRTV, an independent infomercial producer at the time, and Ronic, S.A., a supplier of the Company. The settlement resulted in cash payments by the Company's insurer of $2,175,000 and the issuance of 106,000 shares of the Company's common stock to the class. The Company recorded a charge in fiscal year 1995 of $725,000 in connection with this matter.

Terminated Tender Offer and Merger Agreement with ValueVision
International, Inc.

In April 1994, the Company filed suit in federal court against ValueVision International, Inc. ("ValueVision") alleging that ValueVision had wrongfully terminated its amended tender offer. In May 1994, ValueVision answered the Company's complaint and set forth various counterclaims. In April 1995, parties to this litigation entered into a settlement agreement. In connection with the settlement agreement, the Company and ValueVision executed a Telemarketing, Production and Post-Production Agreement (the "Telemarketing Agreement") and a Joint Venture Agreement. The Telemarketing Agreement obligated ValueVision to provide to the Company over a three-year period in-bound telephone call-taking services at rates more favorable than those currently being paid by the Company. The Telemarketing Agreement also obligated ValueVision to provide to the Company certain production and post-production services.

As additional consideration for the services to be provided by ValueVision under the Telemarketing Agreement, the Company granted to ValueVision ten (10) year warrants (the "Warrants") to purchase up to 500,000 shares of the Company's common stock at a price of $8.865 per share (subject to adjustment pursuant to the antidilution provision of the Warrants). This price was based on a premium over the average 20-day market value prior to the date of settlement. The Warrants were scheduled to vest with respect to an equal number of shares on each of the thirteen-month, 2-year and 3-year anniversaries of the effective date (November 24, 1995), provided that ValueVision satisfied certain

                          National Media Corporation

11. Litigation and Regulatory Matters (continued)

Terminated Tender Offer and Merger Agreement with ValueVision
International, Inc. (continued)

conditions. The Warrants will expire on the tenth anniversary of the effective date. During fiscal year 1997, the parties entered into an amendment to the Telemarketing Agreement pursuant to which ValueVision was no longer obligated to provide in-bound Telemarketing Services and is required to pay $1.3 million for the Warrants.

As part of the settlement, the Company and ValueVision also entered into a Joint Venture Agreement. Pursuant to the Joint Venture Agreement, the Company is required, subject to certain exceptions, to negotiate in good faith with ValueVision to form a joint venture to pursue home shopping opportunities outside the United States and Canada before pursuing such opportunities by itself or with certain third parties. ValueVision granted the Company similar rights with respect to infomercial opportunities ValueVision may have outside of the United States and Canada.

In connection with the matters discussed above, the Company (1) reimbursed its former Chairman, $50,000 for certain legal costs, (2) paid substantially all amounts due to the former Chairman under the Consulting Agreement described in
Note 9, and (3) paid $220,000 in connection with the exercise of the Company's early termination option described in Note 13.

The issuance of the Warrants to ValueVision required the prior consent of the holders of the promissory notes issued pursuant to the Note Agreement as discussed in Note 5. As an inducement to the noteholders to permit the issuance of the Warrants, the Company issued to the noteholders warrants (the "Waiver Warrants") to purchase 500,000 shares of the Company's common stock at a price of $10.00 per share. These warrants expired unexercised on November 28, 1996.

                          National Media Corporation

11. Litigation and Regulatory Matters (continued)

Ab Roller Plus Patent Litigation

On March 1, 1996, Precise Exercise Equipment ("Precise") filed suit in the United States District Court for the Central District of California against certain parties, including the Company, alleging patent infringement, unfair competition, and other intellectual property claims. Such claims relate to an alleged infringement of Precise's initial US patent for an exercise device. The suit claims that a product marketed by the Company, the Ab Roller Plus, pursuant to a license granted by a third party violates Precise's initial US patent. Pursuant to the terms of such license, the third party is contractually obligated to indemnify the Company in this suit. The suit seeks an injunction and treble damages. The Company's independent legal counsel has issued an opinion to the Company that the product marketed by the Company does not infringe upon Precise's initial US patent. A second US patent was issued to Precise on November 26, 1996 for its exercise device. Precise amended its pleading to include additional claims based on such new patent. Upon the issuance of the new patent, the Company terminated active marketing of the Ab Roller Plus product in the US.

       The Company has recently been involved in active negotiations with the other parties to the action to settle this matter prior to trial. It is not yet certain whether such negotations will result in a mutually agreeable settlement. The Company believes that it has made adequate provision for this matter.

                           National Media Corporation

11. Litigation and Regulatory Matters (continued)

Fitness Flyer Litigation

In February 1997, the Company filed suit in a Los Angeles, California state court against Guthy Renker Corporation in connection with a joint venture between Guthy Renker and the Company concerning the marketing of a fitness product. Guthy Renker also filed actions against the Company in California federal and state court concerning the same circumstances. In early March 1997, the parties reached a settlement of these actions pursuant to which the Company retained its rights to market a competing product that it had developed, and gave up the right to sell the original fitness product.

Shareholders' Class Actions

In 1994, class action lawsuits were filed in federal court and Delaware Chancery Court against the Company and certain of its present and former officers and directors in connection with an aborted merger transaction with ValueVision. The Company and other parties to the litigation entered into agreements to settle these actions. These agreements provided for cash payments of approximately $1,500,000 to the class, 75% of which were paid by the Company's insurer. The Company recorded a charge of $375,000 during fiscal year 1995 for its portion of the settlement. The consummation of the settlements received Federal court approval during fiscal year 1996.

WWOR Litigation

In March 1997, WWOR-TV filed a breach of contract action in the United States District Court for New Jersey against one of the Company's operating subsidiaries alleging that the subsidiary wrongfully terminated a contract for the purchase of media time, seeking in excess of $1,000,000 in compensatory damages. The Company is contesting the action and believes it has meritorious defenses to the plaintiff's claims for damages.

PRTV Litigation

PRTV Shareholders' California Class Action

On May 1, 1995, prior to the acquisition of PRTV by the Company, a purported class action suit was filed in the United States District Court for the Central District of California against PRTV and its principal executive officers alleging that PRTV made false and misleading statements in its public filings, press releases and other public statements with respect to its business and financial prospects. The suit was filed on behalf of all persons who purchased PRTV common stock during the period from January 4, 1995 to April 28, 1995. The suit sought unspecified compensatory damages and other equitable relief. On or about September 25, 1995, the plaintiffs filed a second amended complaint which added additional officers as defendants and attempted to set forth new facts to support plaintiff's entitlement to legal relief. The Company reached an agreement in principle to settle this action in fiscal year 1997 which provides for the payment of $550,000 to the class, 66% of which is to be paid by PRTV's insurance carrier. The Company recorded a charge of $187,000 during fiscal year 1997 in connection with this matter. Such settlement is contingent upon court approval.

                          National Media Corporation

11. Litigation and Regulatory Matters (continued)

Edmark Industries Litigation

In February 1996, prior to the acquisition of PRTV by the Company, Edmark Industries ("Edmark"), a supplier of the Super Slicer kitchen product, filed suit in the U.S. District Court for the Southern District of Texas against PRTV and the retail distributor of the product, alleging certain breach of contract, false advertising, and copyright infringement claims in connection with the marketing of such product. Pursuant to PRTV's agreement with the retail distributor, PRTV defended such distributor and such distributor's retail customers in connection with this suit. In November 1996, the Court provided injunctive relief to the plaintiff on the issues of copyright infringement and false advertising. The action was settled in April 1997 upon the payment by the Company, on behalf of PRTV, of $200,000, a $200,000 note payable on June 30, 1997, the issuance of a note requiring the payment of $50,000 per month for 24 months beginning July 31, 1997, with interest at 8%, and certain other nonmaterial matters. The Company recorded a charge of $2,656,000 during the fourth quarter of fiscal year 1997 in connection with this matter.

Blublocker Litigation

In September 1995, prior to the acquisition of PRTV by the Company, suit was filed by Blublocker Corp., a distributor of sunglasses, against PRTV alleging unfair competition and false advertising relating to a PRTV product campaign. In April 1997, the suit was settled by the parties with PRTV agreeing to pay $400,000 to Blublocker Corp. The Company recorded this charge in the fourth quarter of fiscal year 1997 in connection with this matter.

Suntiger

In late March 1997, Suntiger, Inc. ("Suntiger"), a distributor of sunglasses, filed suit against PRTV and certain other parties alleging patent infringement. PRTV is indemnified by third parties in connection with this action.

Other Matters

The Company, in the normal course of business, is a party to litigation relating to trademark and copyright infringement, product liability, contract-related disputes, and other actions. It is the Company's policy to vigorously defend all such claims and enforce its rights in these areas. The Company does not believe any of these actions either individually or in the aggregate, will have a material adverse effect on the Company's results of operations or financial condition.

                          National Media Corporation

12. Retirement Plan

All of the Company's U.S. full-time employees may participate in a 401(k) defined contribution plan. The Company matches employee contributions at levels that depend on the return on equity of the Company each year. Expense recognized for the plan was $22,000, $110,000, and $40,000 for the years ended March 31, 1997, 1996, and 1995, respectively.

13. Related Party Transactions

The Company leased office space in a building owned by a real estate company owned by the Company's former Chairman of the Board and CEO. The Company has exercised its option to terminate the lease, effective October 31, 1997 and paid a lump sum of $376,000 in fiscal 1997.

The Company also leases an office building and retail store owned by an officer of the Company which expire on March 31, 2006. Rental expense is $18,000 per month.

Included in accounts receivable is approximately $427,000 in notes receivable from certain officers of the Company.

                          National Media Corporation

14. Segment and Geographic Information

The Company operates in one industry segment and is engaged in the direct marketing of products principally through television. Information as to the Company's operations by geographic area, is set forth below (in thousands):

                                             1997        1996        1995
                                        -----------------------------------


Revenues from unaffiliated customers:
  U.S. and Canada                          $188,524    $141,642    $ 95,714
  Europe                                     58,977      56,406      50,513
  Asia                                       71,017      94,559      29,940
  South Pacific                              39,661           -           -
                                        -----------------------------------
Total                                      $358,179    $292,607    $176,167
                                        ===================================

Operating (loss) income:
  U.S. and Canada                          $(33,446)   $  4,080    $  1,800
  Europe                                     (7,661)      5,384       2,008
  Asia                                        5,668      15,728       3,062
  South Pacific                               5,995           -           -
  Unallocated corporate expenses            (12,808)     (4,073)     (6,553)
                                        -----------------------------------
Total                                      $(42,252)   $ 21,119    $    317
                                        ===================================


Identifiable assets:
  U.S. and Canada                          $ 83,185    $ 73,051    $ 28,191
  Europe                                     25,925      19,106      27,779
  Asia                                       16,956      24,391       8,173
  South Pacific                              39,566           -           -
                                        -----------------------------------
Total                                      $165,632    $116,548    $ 64,143
                                        ===================================

Operating income is net income before interest and income taxes.

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NATIONAL MEDIA CORPORATION

Date:  July 14, 1997
                                  /s/ Robert N. Verratti
                                  ------------------------
                                  Robert N. Verratti
                                  President, Chief Executive Officer
                                  (Principal Executive Officer) and Director


Date:  July 14, 1997              /s/ Paul R. Brazina
                                  ---------------------
                                  Paul R. Brazina
                                  Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)



       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



  Date:  July 14, 1997            /s/ Robert N. Verratti
                                  -----------------------
                                  Robert N. Verratti
                                  President, Chief Executive Officer
                                  (Principal Executive Officer) and Director

  Date:  July 14, 1997            /s/ Constantinos I. Costalas
                                  ------------------------------
                                  Constantinos I. Costalas
                                  Vice Chairman of the Board, Director

  Date:  July 14, 1997            /s/ Albert R. Dowden
                                  ----------------------
                                  Albert R. Dowden
                                  Director

  Date:
                                  ---------------------
                                  Michael J. Emmi
                                  Director

  Date:  July 14, 1997            /s/ William M. Goldstein
                                  --------------------------
                                  William M. Goldstein
                                  Director

  Date:  July 14, 1997            /s/ Frederick S. Hammer
                                  -------------------------
                                  Frederick S. Hammer
                                  Chairman of the Board, Director

  Date:
                                  -------------------------
                                  Robert E. Keith, Jr.
                                  Director

  Date:  July 14, 1997            /s/ Ira M. Lubert
                                  -------------------
                                  Ira M. Lubert
                                  Director

  Date:  July 14, 1997            /s/ Brian McAdams
                                  -------------------
                                  Brian McAdams
                                  Director

  Date:  July 14, 1997            /s/ Warren V. Musser
                                  ----------------------
                                  Warren V. Musser
                                  Director

  Date:  July 14, 1997            /s/ Jon W. Yoskin II
                                  ----------------------
                                  Jon W. Yoskin II
                                  Director

                                                                   SCHEDULE VIII



                          NATIONAL MEDIA CORPORATION
                               AND SUBSIDIARIES
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                            (Dollars in thousands)



                                                         Additions
                                                 --------------------------
                                    Balance at   Charged to
                                   beginning of  costs and     Charged to                  Balance at end
           Description                period      expenses   other accounts   Deductions     of period
           -----------             ------------  ----------  --------------  ------------  --------------
Year ended March 31, 1997
-------------------------

Allowance for doubtful accounts..        $2,127     $ 5,698     $1,877/(3)/  $ 2,795/(1)/          $6,907
                                         ======     =======     ======       =======               ======
Reserve for refunds..............        $5,089     $41,309     $2,295/(3)/  $43,922/(2)/          $4,771
                                         ======     =======     ======       =======               ======
Year ended March 31, 1996:
-------------------------

Allowance for doubtful accounts..        $1,954     $ 1,194     $    -       $ 1,021/(1)/          $2,127
                                         ======     =======     ======       =======               ======
Reserve for refunds..............        $3,371     $29,705     $    -       $27,987               $5,089
                                         ======     =======     ======       =======               ======
Year ended March 31, 1995:
-------------------------

Allowance for doubtful accounts..        $  906     $ 1,300     $    -       $   252/(1)/          $1,954
                                         ======     =======     ======       =======               ======
Reserve for refunds..............        $3,193     $29,423     $    -       $29,245               $3,371
                                         ======     =======     ======       =======               ======

  --------------------

  (1) Uncollectible accounts written off, net of recoveries.

  (2) Refunds on products sold.

  (3) Acquired through acquisitions.

                                 EXHIBIT INDEX
                                 -------------


  Exhibit No.
  -----------

  10.1 Agreement, dated April 24, 1997, between Mark P. Hershhorn and the Company.

  11.1           Statement Re: Computation of Per Share Earnings

  21.1           Subsidiaries of the Company

  23.1           Consent of Independent Auditors

  27.1           Financial Data Schedule