Form 10-K/A
period 1997-03-31
NATIONAL MEDIA CORP
filed 1997-07-29
CIK 70412

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             ---------------------

                                  FORM 10-K/A
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

For the fiscal year ended March 31, 1997
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED].

For the transition period from                    to
                               ------------------    --------------------

                         Commission file number 1-6715

                           NATIONAL MEDIA CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


          Delaware                                          13-2658741
  (State of Other Jurisdiction                           (I.R.S. Employer
of Incorporation or Organization)                       Identification No.)

Eleven Penn Center, Suite 1100, 1835 Market Street, Philadelphia, PA    19103
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

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

The Registrant hereby amends Part III of its Annual Report on Form 10-K for the year ended March 31, 1997 (the "Annual Report") as set forth in the pages attached hereto. Capitalized terms used herein and not otherwise defined have the meanings ascribed to such terms in the Annual Report.

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

================================================================================

                           NATIONAL MEDIA CORPORATION
                                  FORM 10-K/A
                               TABLE OF CONTENTS

                                    PART III

                                                                           PAGE
                                                                           ----

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........  3

Item 11.      EXECUTIVE COMPENSATION.......................................  6

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT................................................... 11

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............  13

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        As of the date hereof, the directors and executive officers of the Company are:

Name                         Age    Position
----                         ---    --------
Paul R. Brazina               52    Vice President and Chief Financial Officer

Constantinos I. Costalas      61    Vice Chairman of the Board of Directors,
                                    Director

Albert R. Dowden              56    Director

Michael J. Emmi               55    Director

William M. Goldstein, Esq.    61    Director

Frederick S. Hammer           60    Chairman of the Board of Directors, Director

Robert E. Keith, Jr.          55    Director

John W. Kirby                 37    Executive Vice President of the Company and
                                    Chairman and Chief Executive Officer of
                                    DirectAmerica

Michael S. Levey              48    Executive Vice President of the Company and
                                    Chief Executive Officer of Positive Response
                                    Television

Ira M. Lubert                 47    Director

Brian McAdams                 55    Director

Paul Meier                    41    Executive Vice President of the Company and
                                    Chief Executive Officer of Prestige
                                    Marketing Limited and Suzanne Paul Holdings
                                    Pty Limited

Warren V. Musser              70    Director

Brian J. Sisko                36    Senior Vice President, Chief Administrative
                                    Officer, Secretary and General Counsel

Robert N. Verratti            54    President, Chief Executive Officer and
                                    Director

Jon W. Yoskin II              56    Director

        Mr. Brazina has served as Vice President and Chief Financial Officer of the Company since May 1997. From October 1995 (when the Company acquired Direct America Corporation and California Production Group, Inc. ("CAPG" and, collectively with DirectAmerica Corporation, "DirectAmerica")) to October 1996, Mr. Brazina served as Vice President, Treasurer and Chief Financial Officer of Direct America Corporation. Prior to this acquisition, Mr. Brazina also served in such capacities for that company's predecessors. Prior to joining the Company, Mr. Brazina was also a partner in the accounting firm of Rosenfelt, Siegel and Goldberg and was Chief Financial Officer of CPC Associates, a company that specializes in compilation and direct mail programs. Mr. Brazina has also served as an assistant professor of accounting at LaSalle University from 1974 until the present.

        Mr. Costalas has been the Vice Chairman of the Company since September 1994, the Chief Operating Officer since early 1997 and was the Senior Financial Officer from April 1995 until May 1996. He served as Chairman of the Board, President and Chief Executive Officer of Glendale Bancorporation and as Chairman of the Board, President and Chief Executive Officer of Glendale National Bank of New Jersey until February 1994. Such positions were held since 1985 and 1976, respectively. Mr. Costalas has served as a Director of the Company since May 1993.

        Mr. Dowden has served as a Director, President and Chief Executive Officer of Volvo North America Corporation and Senior Vice President of AB Volvo since January 1991. Prior to such time, he served as Executive Vice President and Deputy to the President and Chief Executive Officer from June 1989 to January 1991. Mr. Dowden has been affiliated with Volvo North America Corporation since 1974. Mr. Dowden also serves on the Board of Directors of the National Association of Manufacturers, the Association of International Automobile Manufacturers, the Business Committee for the Arts, the Center for International Leadership, the Madison Square Boys & Girls Club, the United Way of New York City, the Cortland Trust, the American Scandinavian Foundation, the American Intercultural Student Exchange, the American Institute for Public Service and the Swedish American Chamber of Commerce. Mr. Dowden has served as a Director of the Company since August 1995.

        Mr. Emmi has served as Chairman of the Board, Chief Executive Officer and President of Systems & Computer Technology Corporation, a provider of computer software and services, since May 1985. Mr. Emmi is also a Director of CompuCom Systems, Inc., Premier Solutions, Inc. and The Franklin Institute and is the Chairman of the Pennsylvania Chapter of the American Electronics Association. Mr. Emmi has served as a Director of the Company since April 1995.

        Mr. Goldstein is a Managing Partner and Chairman of the Tax
Department of the law firm of Drinker Biddle & Reath LLP in Philadelphia, Pennsylvania, where he has practiced since 1982. Mr. Goldstein specializes in federal taxation, securities law and general corporate law. He previously held the position of Deputy Assistant Secretary for Tax Policy with the United States Department of Treasury. Mr. Goldstein is also a Director of Integra LifeSciences Corporation. Mr. Goldstein has served as a Director of the Company since April 1996.

        Mr. Hammer was appointed Chairman of the Board of Directors of the Company in February 1997. He has been a partner of Inter-Atlantic Securities Corporation, an investment banking firm focused primarily on the financial services industry, since December 1994. From February 1993 to June 1994, Mr. Hammer was Chairman of Mutual of America Capital Management Corporation. From 1989 until 1993, Mr. Hammer was President of the SEI Asset Management Group in Wayne, Pennsylvania. From 1989 until 1991, Mr. Hammer was Mazur Fellow at the Wharton School of the University of Pennsylvania. Mr. Hammer presently serves on the Board of Directors of IKON Office Solutions, Tri-Arc Financial Services, Inc., Search Financial Services Corp., Inc. and Provident American Corporation. Mr. Hammer has served as a Director of the Company since October 1994.

        Mr. Keith serves as Chief Executive Officer of Technology Leaders I Management, Technology Leaders II Management and Radnor Venture Partners, venture capital funds affiliated with Safeguard. Prior to his affiliation with Safeguard in 1989, Mr. Keith held executive positions with Fidelity Bank for over twenty years, most recently as vice chairman. Mr. Keith is also a Director of Cambridge Technology Partners, Gandalf Technologies, Inc. and Wave Technologies International, Inc. Mr. Keith has served as a Director of the Company since November 1996.

        Mr. Kirby is an Executive Vice President of the Company and Chairman and Chief Executive Officer of DirectAmerica. He has served as Chairman of the Board, Chief Executive Officer and President of DirectAmerica since August 1994 and as Executive Vice President of the Company since its acquisition of DirectAmerica in October 1995. Mr. Kirby previously served as Chairman of the Board, Chief Executive Officer and President of CAPG from January 1991 until the Company's acquisition of CAPG in October 1995.

        Mr. Levey serves as an Executive Vice President of the Company and Chief Executive Officer of Positive Response Television, Inc. ("PRTV"), a wholly-owned subsidiary of the Company which was acquired in May 1996. Mr. Levey founded PRTV in 1988. From 1985 to 1989, Mr. Levey was employed by Twin Star Productions, where he produced infomercials and developed fulfillment, outbound telemarketing and product selection activities.

        Mr. Lubert has served as Managing Director of Radnor Venture Management Company and of Technology Leaders Management, Inc., both of which are venture capital management companies, since 1988. Mr. Lubert is a Director of CompuCom Systems, Inc. Mr. Lubert has served as Director of the Company since December 1994.

        Mr. McAdams has served as Chief Executive Officer of Stratvis Corp. since January 1997. Prior to such time, Mr. McAdams served as Chairman of the Board and Chairman of the Executive Committee of the Company from September 1994 until December 1996. He was also Chief Executive Officer of the Company from September 1994 to April 1995. From 1976 through November 1994, Mr. McAdams served as President and Chief Executive Officer and continues to serve as a Director of McAdams, Richman & Ong, Inc., a national advertising and design firm. In 1994, he was named Chairman of such firm and continues in that role today. Mr. McAdams has served as a Director of the Company since 1990.

        Mr. Meier serves as an Executive Vice President of the Company and Chief Executive Officer of Prestige Marketing Limited ("Prestige") and Suzanne Paul Holdings Pty Limited ("Suzanne Paul"), the Company's New Zealand and Australian operating subsidiaries acquired in July 1996. Mr. Meier founded Prestige and Suzanne Paul in 1991.

        Mr. Musser has served as Chairman of the Board of Directors and Chief Executive Officer of Safeguard, since 1992. Mr. Musser is also a Director of Sanchez Computer Associates and CompuCom Systems, Inc. Mr. Musser has served as a Director of the Company since January 1997.

        Mr. Sisko presently serves as a Senior Vice President, Chief Administrative Officer, Secretary and General Counsel of the Company. From January 1996 to January 1997, Mr. Sisko was Vice President/Global Corporate Development of the Company. Prior to joining the Company, Mr. Sisko was a partner with Klehr, Harrison, Harvey, Branzburg & Ellers, Philadelphia, Pennsylvania, outside legal counsel to the Company.

        Mr. Verratti has served as President and Chief Executive Officer of the Company since May 1997. From January 1997 to May 1997, he served as Special Adviser for Acquisitions to the Chairman and Chief Executive Officer of Safeguard. Prior to joining Safeguard, from December 1988 to June 1990, Mr. Verratti served as Chief Executive Officer of Total Care Systems, a congregate care management company. Mr. Verratti is also President of Charlestown Investments, Ltd., an investment company. Mr. Verratti also serves on the Boards of Directors of CRW Financial and Multigen Inc. and is Chairman-elect of MRJ Enterprise Solutions. Mr. Verratti has served as a Director of the Company since May 1997.

        Mr. Yoskin has served as Chairman, Chief Executive Officer and a Director of Tri-Arc Financial Services, Inc., a provider of specialized insurance products to the financial services industry, since 1986. Prior to that time, he worked in the insurance and banking industries with companies such as Meritor Savings Bank, TransAtlantic Life Insurance Assurance Company and Royal Oak Insurance Company. Mr. Yoskin has served as a Director of the Company since June 1994.

                            SECTION 16(a) COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and Directors and persons who own more than ten percent of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York and Philadelphia Stock Exchanges. Officers, Directors and greater than ten-percent owners are required by the Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

        Based solely on the Company's review of the copies of such forms received by it, the Company believes that, during the fiscal year ended March 31, 1997, all filing requirements applicable to its officers, Directors and greater than ten-percent owners were complied with.

Item 11.  EXECUTIVE COMPENSATION

        The following Summary Compensation Table sets forth the cash compensation and certain other components of the compensation received by (i) Mark P. Hershhorn, the former President and Chief Executive Officer of the Company, and (ii) the other four most highly compensated executive officers of the Company during the fiscal year ended March 31, 1997 for each of the fiscal years ended March 31, 1995, 1996 and 1997.

                           Summary Compensation Table

                                                                                                             Long-term
                                                      Annual Compensation                                   Compensation
                                          -----------------------------------------------  -----------------------------------------
                                                                                 Other      Restricted   Securities        All
Name and                                   Fiscal                               Annual        Stock      Underlying        Other
Principal Position                          Year       Salary   Bonus(1)     Compensation    Awards(2)    Options    Compensation(3)
------------------------------------------------------------------------------------------------------------------------------------

Mark P. Hershhorn(4)                        1997      $542,022         0             0               0     250,000(5)    $1,224,453
Former President and Chief                  1996      $439,964  $195,464             0        $195,476           0       $   11,642
Executive Officer                           1995      $254,451         0             0               0     450,000       $    4,626

David Carman (6)                            1997      $210,850         0      $ 73,355(7)            0     250,000       $  310,679
Former Executive Vice President of the      1996      $374,018  $165,973      $ 87,386(7)     $165,957           0       $   53,058
Company, President and Chief Executive      1995      $350,000         0      $132,495(7)            0           0       $   30,873
Officer of Quantum and Director

Constantinos I. Costalas(8)                 1997      $318,078         0             0               0     250,000(9)    $    8,730
Vice Chairman of the Board                  1996      $212,500  $159,198             0        $159,209     140,000(9)    $    8,730
and Chief Operating Officer                 1995      $ 60,000         0             0               0           0       $    8,730

John W. Kirby(10)                           1997      $300,000         0             0               0      30,000       $   32,255
Executive Vice President of the             1996      $133,957  $ 42,972             0        $ 42,966           0       $      996
Company and Chairman and Chief
Executive Officer of DirectAmerica

Brian McAdams(11)                           1997      $292,248         0             0               0     250,000       $  655,384
Director; Former Chairman                   1996      $287,496  $213,911             0        $213,906     210,000       $   11,376
of the Board and Chairman                   1995      $ 74,748         0             0               0      90,000       $    4,925
of the Executive Committee

-----------------------

(1) Bonuses (which include cash payments and awards of Common Stock as set forth under Restricted Stock Awards) have been included in the year earned, portions of which were actually paid in the following fiscal year.
(2) Consists of awards made pursuant to the Company's Management Incentive Plan (the "Incentive Plan") for the 1996 fiscal year. All such shares of Common Stock were issued during the 1997 fiscal year and were vested at the time of issuance. Such officers received the following number of shares of Common Stock which has been valued based upon a closing price of $16.50 per share on March 29, 1996, the date of grant. Mr. Hershhorn, 11,847 shares; Mr. Carman, 10,058 shares; Mr. Costalas, 9,649 shares; Mr. Kirby, 2,604 shares; and Mr. McAdams, 12,964 shares.
(3) Amounts for fiscal 1997 consist of (i) severance payments made or accrued for: Mr. Hershhorn, $1,219,067; Mr. Carman, $250,662; and Mr. McAdams, $650,000; (ii) the Company's contributions under a defined contribution retirement arrangement for Mr. Carman, $60,017; (iii) the Company's contribution under a 401(k) plan for: Mr. Hershhorn, $502; and Mr. McAdams, $459; (iv) the Company's insurance premiums for supplemental life insurance for: Mr. Hershhorn, $4,884; Mr. Costalas, $8,730; Mr. Kirby, $5,530; and Mr. McAdams, $4,925; (v) the Company's payment of moving expenses for Mr. Kirby, $25,000; and (vi) payments by the Company for use of Mr. Kirby's automobile, $1,725. Amounts for fiscal 1996 consist of (i) the Company's contributions under a defined contribution retirement arrangement for Mr. Carman: $51,458; (ii) the Company's contribution under a 401(k) plan for: Mr. Hershhorn, $6,672 and Mr. McAdams, $6,451;
      (iii) the Company's insurance premiums for supplemental life insurance for: Mr. Hershhorn, $4,970; Mr. Carman, $1,600; Mr. Costalas, $8,730; and Mr. McAdams, $4,925 and (iv) payments by the Company for use of Mr. Kirby's automobile. Amounts for fiscal 1995 consist of (i) the Company's contributions under a defined contribution retirement arrangement for Mr.
      Carman:  $29,350, (ii) the Company's contribution under a 401(k) plan for:
      Mr. Hershhorn, $96; and (iii) the Company's insurance premiums for supplemental life insurance for: Mr. Hershhorn, $4,530; Mr. Carman, $1,523; Mr. Costalas, $8,730; and Mr. McAdams, $4,925.
(4) Mr. Hershhorn served as Chief Executive Officer of the Company from April 1995 until April 1997.
(5) Such options lapsed in connection with Mr. Hershhorn's separation from the Company.

  (6) Mr. Carman resigned from the Company in October 1996. Payments to Mr. Carman include compensation received from Quantum.
  (7)  Represents an allowance for overseas housing.
  (8)  Mr. Costalas became an executive officer of the Company in November 1994.
  (9) In connection with the execution of an amendment to Mr. Costalas' employment agreement with the Company in April 1997, such options were subsequently canceled and replaced by options to purchase 195,000 shares of Common Stock.
  (10) Mr. Kirby joined the Company during the Company's 1996 fiscal year.
  (11) Mr. McAdams became an executive officer of the Company in November 1994.


  Stock Options

    The following table sets forth certain information concerning options to purchase Common Stock of the Company granted to the executive officers named in the Summary Compensation Table in the fiscal year ended March 31, 1997.


                                    Option Grants in Last Fiscal Year
                                                                                 Potential Realizable Value
                                                                                 at Assumed Annual Rates of
                                                                                   Stock Price Appreciation
                                             Individual Grants                       for Option Term (1)
                                ----------------------------------------------------------------------------
                                             % of Total
                                 Number of   Options
                                 Securities  Granted to
                                 Underlying  Employees
                                  Options   in Fiscal  Exercise  Expiration
             Name                 Granted     Year      Price       Date             5%           10%
             -----------------------------------------------------------------------------------------------
Mark P. Hershhorn...............  250,000(2)  6.38%  $16.375/sh   7/25/06                   0             0
David Carman....................  250,000(2)  6.38%  $16.375/sh   7/25/06                   0             0
Constantinos I. Costalas........  250,000(3)  6.38%  $16.375/sh   7/25/06       $   2,574,536   $ 6,524,382
John W. Kirby...................   30,000(4)     *    $8.325/sh   7/25/06       $     157,066   $   398,037
Brian McAdams...................  250,000     6.38%  $16.375/sh  12/31/98       $     419,609   $   859,687

------------------------
*   Less than 1%.

(1) Potential Realizable Values are based on an assumption that the stock price of the Common Stock starts equal to the exercise price shown for each particular option grant and appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the term of the option. These amounts are reported net of the option exercise price, but before any taxes associated with exercise of the subsequent sale of the underlying stock. The actual value, if any, an option holder may realize will be a function of the extent to which the stock price exceeds the exercise price on the date the option is exercised and also will depend on the option holder's continued employment through the vesting period. The actual value to be reached by the option holder may be greater or less than the values estimated in this table.

(2) Such options lapsed in connection with such officer's separation from the Company.

(3) In connection with the execution of an amendment to Mr. Costalas' employment agreement with the Company in April 1997, such options (along with options to purchase 140,000 shares of Common Stock previously granted to Mr. Costalas) were subsequently canceled and replaced by options to purchase 195,000 shares of Common Stock at an exercise price of $7.00 per share.

(4) Such options were granted in replacement of options to purchase 60,000 shares of Common Stock originally granted in July 1996.

       The following table sets forth certain information concerning the exercise in the fiscal year ended March 31, 1997 of options to purchase Common Stock of the Company by the executive officers named in the Summary Compensation Table and the unexercised options to purchase Common Stock of the Company held by such individuals at March 31, 1997. Year-end values are based upon the closing market price per share of the Company's Common Stock on March 31, 1997 of $8.50.

                Aggregated Option Exercises in Last Fiscal Year
                            and FY-End Option Values

                                                                         Number of Securities
                                                                        Underlying Unexercised        Value of Unexercised
                                                                               Options at             In-the-Money Options
                                                                                FY-End(#)               at FY-End ($)(1)
                                                                      ----------------------------  ------------------------
                                       Shares
                                     Acquired on           Value
            Name                      Exercise          Realized (1)  Exercisable  Unexercisable  Exercisable  Unexercisable
----------------------------------------------------------------------------------------------------------------------------
  Mark P. Hershhorn.........                     0                0             0        250,000            0              0
  David Carman..............               200,000       $1,125,000             0              0            0              0
  Constantinos I. Costalas..                     0                0        26,667        303,333            0              0
  John W. Kirby.............                     0                0             0         30,000            0         $5,250
  Brian McAdams.............                     0                0       465,000              0            0              0

------------------------

  (1) Values are calculated by subtracting the exercise price from the fair market value as of the exercise date or fiscal year end, as appropriate. Values are reported before any taxes associated with exercise or subsequent sale of the underlying stock.

  Employment Contracts, Termination of Employment and Change-in-Control Arrangements

       Mark P. Hershhorn

       On April 24, 1997, the Company entered into a separation agreement with Mark P. Hershhorn, the Company's former President and Chief Executive Officer, and a former Director of the Company. Pursuant to the separation agreement, Mr. Hershhorn was provided sixty (60) days' prior written notice of termination pursuant to the terms of his employment agreement with the Company. The separation agreement served as formal notice of Mr. Hershhorn's resignation as an officer and/or director of the Company and of each subsidiary and affiliate of the Company. The separation agreement provides, in accordance with the termination provisions of his prior employment agreement, that Mr. Hershhorn will be paid $550,000 per annum until June 22, 1999. Additionally, the separation agreement requires the Company to maintain through August 30, 1998 all employee benefit plans and programs provided to Mr. Hershhorn during his employment with the Company, with the exception of the Company's stock option plans and bonus plans, including the Company's Incentive Plan. Mr. Hershhorn also has agreed to consult and cooperate with the Company in connection with any litigation or business which arose during Mr. Hershhorn's tenure with the Company.

       Constantinos I. Costalas

       On April 28, 1997, the Company entered into an amended and restated employment agreement with Mr. Costalas. Pursuant to the agreement, as subsequently amended, Mr. Costalas is employed as Vice Chairman of the Company for term ending on September 27, 1998, at an annual minimum base salary of $325,000. The term of the agreement will be automatically extended for successive one-year periods after the expiration of the initial term unless terminated by either party upon six months' written notice prior to the end of the then current period. Mr. Costalas is entitled to participate in the Company's Incentive Plan and its other executive compensation programs. The Company maintains $1,000,000 of insurance on the life of Mr. Costalas, which is payable to beneficiaries designated by Mr. Costalas, pays certain of Mr. Costalas's club dues and pays Mr. Costalas an automobile allowance. Pursuant to this employment agreement, Mr. Costalas was granted options to purchase up to 195,000 shares of Common Stock in replacement of options to purchase 390,000 shares of Common Stock held by Mr. Costalas at the time the employment agreement was executed. The replacement options are exercisable at a price of $7.00 per share and vest in annual one-third increments, beginning on April 28, 1997. All of such options expire on April 28, 2007.

       The agreement provides that either party may terminate the agreement upon sixty (60) days' prior written notice. If the Company terminates the agreement without Cause (as defined in the agreement) or if Mr. Costalas terminates the agreement for Good Reason (as defined in the agreement), the Company will be required to (i) pay Mr. Costalas, in installments, an amount equal to the base salary payable during the remainder of the term plus six months after the end of such term, and (ii) maintain his employee benefits for the remainder of the term plus a period of six months. The agreement also provides that, in the event of the termination of Mr. Costalas' employment upon the occurrence of a Change of Control (as defined in the agreement), Mr. Costalas will be entitled to receive, within thirty (30) days of the Change of Control, a lump-sum payment in an amount equal to three years' base salary at the then current amount and a lump-sum payment representing the annual bonuses to which Mr. Costalas would otherwise have been entitled through the remainder of the term based on the last annual bonus received by Mr. Costalas in the prior fiscal year. In addition, Mr. Costalas will be entitled to the continuation of certain allowances and benefits for the remainder of the term and the immediate vesting of all unvested stock options. If Mr. Costalas' employment is not terminated within thirty (30) days after a Change of Control, his employment agreement shall automatically be extended for an additional three years from the date of the Change of Control. Pursuant to the agreement, the Company has also agreed to indemnify Mr. Costalas in his capacity as an officer and Director of the Company to the maximum extent permitted by law and to make advances to Mr. Costalas for his expenses (including attorneys' fees) incurred in defending any civil, criminal, administrative or investigative action, suit or proceeding upon receipt by the Company of an undertaking by or on behalf of Mr. Costalas to repay such amounts if it is ultimately determined that Mr. Costalas is not entitled to such indemnification.

       John W. Kirby

       On October 24, 1995, in connection with the Company's acquisition of DirectAmerica Corporation ("DirectAmerica"), the Company's DirectAmerica subsidiary entered into an employment with Mr. Kirby pursuant to which Mr. Kirby serves as Chairman and Chief Executive Officer of DirectAmerica and as Executive Vice President of the Company for a five year term at an annual minimum base salary of $300,000. The term of the agreement is subject to automatic one-year extensions after the expiration of the initial term unless terminated by either party upon six months' written notice prior to the end of the then current period. Mr. Kirby is entitled to participate in the Company's Incentive Plan, the DirectAmerica Bonus Plan and the Company's other executive compensation plans. The Company maintains $1,000,000 of insurance on the life of Mr. Kirby, which is payable to beneficiaries designated by Mr. Kirby, pays certain of Mr. Kirby's club dues and pays Mr. Kirby an automobile allowance.

       The agreement provides that Mr. Kirby may terminate the agreement upon ninety (90) days' prior written notice effective as of the third anniversary of the agreement. In the event Mr. Kirby terminates this agreement on account of a material breach of the Agreement by the Company, or if Mr. Kirby is terminated by the Company without Cause (as defined in the agreement), the Company will be required to pay Mr. Kirby, in installments, an amount equal his full base salary payable during the remainder of the term, and to maintain his employee benefits for the remainder of the term. The agreement also provides that in the event of a Change of Control (as defined in the agreement) of the Company, Mr. Kirby may terminate this Agreement by giving the Company thirty (30) days' written notice. Pursuant to the agreement, DirectAmerica has agreed to indemnify Mr. Kirby in his capacity as an officer of the Company to the maximum extent permitted by law and to pay Mr. Kirby's expenses (including attorneys' fees) incurred in defending any civil, criminal, administrative or investigative action, suit or proceeding upon receipt by the Company of an undertaking by or on behalf of Mr. Kirby to repay such amounts if it is ultimately determined that Mr. Kirby is not entitled to such indemnification.

       Brian McAdams

       On December 19, 1996, in connection with his resignation from the Company, the Company entered into a consulting agreement with Mr. McAdams, the former Chairman of the Board of Directors and Chairman of the Executive Committee of the Board of Directors of the Company, pursuant to which Mr. McAdams agreed to provide consulting services to the Company from December 1996 through December 1998.

       Mr. McAdams agreed to devote up to twenty (20) hours per month of his time and skill to the Company during the term of the consulting agreement. In consideration for such services, Mr. McAdams receives annual compensation of $100,000. The Company also agreed to make annual payments of $300,000 to Mr. McAdams during the term of the consulting agreement in consideration of the termination of Mr. McAdams' employment agreement with the Company, to maintain certain employee benefits, including Mr. McAdams' life insurance, during the term of the consulting agreement, and to provide up to $50,000 in outplacement fees to Mr. McAdams.

       In connection with Mr. McAdams' agreement to provide consulting services to the Company, the Company agreed to accelerate all stock options held by Mr. McAdams, provided Mr. McAdams exercises such options, if at all, prior to December 31, 1998.

       David Carman

       Mr. Carman is no longer compensated pursuant to any agreement with the Company.

  Compensation of Directors

       Each Director who is not an employee of the Company is paid an annual cash fee of $25,000 a year for his or her service as a Director, and an additional $1,000 in cash per calendar quarter for each committee on which he or she serves, subject to an adjustment based on attendance at committee meetings during each quarter. A Director may also receive an additional $2,000 in cash per year for service as a committee chairman, over and above the payment for committee service. Directors who are employees of the Company do not receive additional compensation for their service on the Board or on any committee thereof.

       During the fiscal year ended March 31, 1997, the Company granted shares of Common stock to non-employee Directors pursuant to the Director's Stock Grant Plan valued at approximately $491,000, based on the fair market value of such shares of Common Stock on the date of grant, and incurred other expenses of approximately $250,000 for Directors' fees during the fiscal year.

  Options

       The Company also granted an aggregate of 300,000 options to purchase Common Stock to six non-employee Directors following the election of such Directors to the Company's Board of Directors in July 1996. Each non-employee Director received 50,000 options at an exercise price of $16.375 per share. Subject to such Director's continued membership on the Company's Board of Directors, such options vest on April 25, 2001, subject to certain provisions for accelerated vesting, including a change of control of the Company, attainment of certain trading prices for the Company's Common Stock or achievement of certain earnings per share ratios. In June 1997, each non-employee Directors exchanged such options for 25,000 options, exercisable at a price of $7.25 per share, with the same vesting schedule.

  Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       On June 24, 1997, there were outstanding and entitled to vote approximately 24,965,534 shares of Common Stock and 92,500 shares of Series B Preferred Shares (each of which is convertible into ten (10) shares of Common Stock). The following table sets forth certain information at June 24, 1997 with respect to the beneficial ownership of shares of Common Stock by (i) each Director, (ii) each executive officer of the Company and (iii) all Directors and executive officers of the Company as a group. Except for John W. Kirby, Michael S. Levey and Paul Meier, the address for each such person is Eleven Penn Center, Suite 1100, 1835 Market Street, Philadelphia, Pennsylvania. The address for Mr. Kirby is 15821 Ventura Boulevard, Los Angeles, California.
  The address for Mr. Levey is 17280 Oakview Drive, Encino, California. The address for Paul Meier is 531 Great South Road, Penrose, Auckland, New Zealand.

                        Number of Issued and Outstanding
                             Shares of Stock Owned

                                                             of Shares           Percent of
                                            Series B      of Common Stock       Common Stock        Percent of
                                Common      Preferred       Beneficially        Beneficially       Total Voting
          Name(1)             Stock(2)(3)     Stock           Owned(4)           Owned(5)(6)       Power(5)(7)
          -----------------------------------------------------------------------------------------------------
  Paul R. Brazina..........     25,000              0          25,000                 *                *
  Constantinos I. Costalas.     84,616              0          84,616                 *                *
  Albert R. Dowden.........      8,000              0           8,000                 *                *
  Michael J. Emmi..........     12,000              0          12,000                 *                *
  William M. Goldstein.....     20,000              0          20,000                 *                *
  Frederick S. Hammer......     90,000          2,500         115,000                 *                *
  Robert E. Keith, Jr. (8).     25,000              0          25,000                 *                *
  John W. Kirby............    339,784              0         339,784               1.4%             1.3%
  Michael S. Levey.........    700,026              0         700,026               2.8%             2.7%
  Ira M. Lubert (8)........    137,500              0         137,500                 *                *
  Brian McAdams............    518,114              0         518,114               2.0%             2.0%
  Paul Meier (9)...........    787,879              0         787,879               3.2%             3.0%
  Warren V. Musser.........     60,000          5,000         110,000                 *                *
  Brian J. Sisko...........     10,884              0          10,884                 *                *
  Robert N. Verratti (10)..          0              0               0                 *                *
  Jon W. Yoskin II.........    117,952              0         117,952                 *                *
  All executive officers and
   Directors as a group....  2,936,755          7,500       3,011,755              12.0%            11.6%
   (16 persons)

-----------------------------
  *Less than 1%.

  (1) To the Company's knowledge, each Director and executive officer listed above has sole voting and investment power (with his spouse, in certain circumstances) with respect to all shares indicated as beneficially owned by such Director or executive officer.
  (2) Includes shares which may be acquired upon the exercise of immediately exercisable outstanding stock options in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 as follows: Mr. Brazina, 25,000; Mr. Costalas, 51,667; Mr. Hammer, 50,000; Mr. Levey, 100,000; Mr. McAdams, 460,000; Mr. Sisko, 5,000; Mr. Verratti, 150,000, and Mr. Yoskin, 25,000;
       and all executive officers and Directors as a group, 866,667.
  (3) Includes shares which may be acquired upon the exercise of immediately exercisable warrants in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 as follows: Mr. Hammer, 30,000; Mr. Lubert, 65,000; and Mr. Musser, 60,000 and all executive officers and Directors as a group, 155,000.
  (4) In accordance with Rule 13d-3, includes shares of Common Stock issuable upon the conversion of Series B Preferred Stock.
  (5)  All percentages are rounded to the nearest tenth of a percent.
  (6) Based on 24,965,534 shares issued and outstanding as of June 24, 1997, as determined in accordance with Rule 13d-3.
  (7) Based on 25,890,534 shares issued and outstanding as of June 24, 1997, including all shares of Common Stock owned and all shares of Common Stock issuable upon exercise of Series B Preferred Stock owned, but not including options to purchase Common Stock or warrants exercisable into Common Stock.
  (8) Messrs. Keith and Lubert are general partners of Technology Leaders II Management, L.P., the general partner of Technology Leaders II L.P. and Technology Leaders II Offshore C.V. ("TLM"). The holdings of TLM are set forth under "Security Ownership of Certain Beneficial Owners." Messrs. Keith and Lubert disclaim beneficial ownership of all but such person's derived proportionate pecuniary interest in such securities.
  (9) Includes shares of Common Stock held by entities which are controlled by Mr. Meier.
  (10) Does not include 750,000 options to purchase Common Stock which, it is anticipated, will be issued to Mr. Verratti upon the final negotiation and execution of a written employment agreement.

                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

       The following table sets forth certain information at June 24, 1997 with respect to each person, known by the Company to beneficially own more than 5% of the Common Stock as determined in accordance with Rule 13d-3. The information set forth below is derived, without independent investigation on the part of the Company, from the most recent filings made by such persons on
  Schedule 13D and Schedule 13G pursuant to Rule 13d-3.

                        Number of Issued and Outstanding
                             Shares of Stock Owned

                                                                 Total Number
                                                                 of Shares of     Percent of
                                                    Series B     Common Stock    Common Stock       Percent of
                                     Common        Preferred     Beneficially     Beneficially      Total Voting
           Name(1)                  Stock(2)         Stock         Owned(3)       Owned(4)(5)       Power(4)(6)
           -------------------------------------------------------------------------------------------------------
  John J. Turchi, Jr. ........     1,543,265             0        1,543,265          6.2%              6.0%
  1700 Walnut Street
  Philadelphia, PA  19103

  McCullough, Andrews.........     2,241,932             0        2,241,932          9.0%              8.7%
  & Cappiello, Inc. (7)
  101 California Street
  Suite 4250
  San Francisco, CA 94111

  Safeguard Group(8)(9).......     3,227,500        85,000        4,077,500         15.8%             15.7%
  800 The Safeguard Building
  435 Devon Park Drive
  Wayne, PA 19087

  (a) Safeguard Scientifics, .     2,250,000        50,000        2,750,000         10.8%             10.6%
        Inc.(9)(10)

  (b) Technology Leaders......     1,100,000             0        1,100,000          4.4%              4.2%
         II Management
         L.P.(9)(11)..........

  (c) Warren V. Musser........        60,000         5,000          110,000             *                 *

  (d) Robert E. Keith, Jr.....        25,000             0           25,000             *                 *

  (e) Ira M. Lubert(9)........       137,500             0          137,500             *                 *

  (f) Gary Anderson...........             0         1,250           12,500             *                 *

  (g) Charles Andes(9)........        32,500             0           32,500             *                 *

-------------------

  * Less than 1%

  (1) To the Company's knowledge, except as otherwise indicated in the footnotes to this table, each of the persons named in this table has sole voting and investment power with respect to all shares of Common Stock reported as beneficially owned by such person.
  (2) In accordance with Rule 13d-3, includes shares which may be acquired upon the exercise of immediately exercisable outstanding stock options and warrants.
  (3) In accordance with Rule 13d-3, includes shares of Common Stock issuable upon the conversion of Series B Preferred Stock.
  (4) All percentages are rounded to the nearest tenth of a percent.
  (5) Based on 24,965,534 shares issued and outstanding as of June 24, 1997, as determined in accordance with Rule 13d-3.
  (6) Based on 25,890,534 shares issued and outstanding as of June 24, 1997, including all shares of Common Stock owned and all shares of Common Stock issuable upon exercise of Series B Preferred Stock owned, but not including options to purchase Common Stock and warrants exercisable into Common Stock.

  (7)  Based on information contained in a Schedule 13G dated February 18, 1997.
  (8)  Based on information provided by the Safeguard Group.
  (9) Includes shares which may be acquired upon the exercise of immediately exercisable warrants in accordance with Rule 13d-3 under the Securities Exchange Act of 1934.
  (10) All shares listed as beneficially owned by Safeguard are held in the name of Safeguard Scientifics (Delaware), Inc. ("SSD"). SSD is a wholly owned subsidiary of Safeguard. Safeguard and SSD each have shared voting and investment power with respect to such shares.
  (11) All shares listed as beneficially owned by TLM are held in the name of Technology Leaders II L.P. and Technology Leaders II Offshore C.V. TLM is the general partner of each of such entities has sole voting and investment power with respect to such shares.

  Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Set forth below is a description concerning transactions which may not otherwise be described herein by and between the Company and/or its affiliates and other persons or entities affiliated with the Company or its affiliates. The Company is of the view that each of such transactions was on terms no less favorable to the Company than would otherwise have been available to the Company in transactions with unaffiliated third parties, if available at all.

  Lease of Office Space

       During a portion of the Company's most recently completed fiscal year, the Company leased office space for its principal executive offices in Philadelphia, Pennsylvania from Mergren Associates ("Mergren"), a company owned by John J. Turchi, Jr., a former director and executive officer of the Company, and at present, according to the latest public filings made by Mr. Turchi, one of the Company's largest shareholders. The lease, which commenced in November 1992 provided for the Company to rent approximately 29,795 square feet. The rent paid for such office space was $14.75 per square foot. An independent real estate firm engaged by the Company determined that the lease was based on fair market conditions at the time of inception. At the time the Company moved out of such building into its current offices, the Company entered into an agreement relating to the departure of the Company from the leased space prior to the specified remaining term of the lease. Pursuant to such agreement, the Company paid to Mergren approximately $376,000 in satisfaction of all rent and other amounts due under the lease.

       Paul Meier, an executive officer of the Company, is the owner of the facilities leased by the Company's Prestige subsidiary for its operations in Auckland, New Zealand. Such facilities consist of approximately 1245 square meters of office space and 2447 square meters of warehouse space which Prestige presently leases at the annual rate of NZ$296,000 (approximately US$205,000 as of March 31, 1997) plus GST. Such payments are guaranteed by the Company. The lease expires on March 31, 2016. An independent firm engaged by the Company determined that such lease is fair, based on market conditions.

  Promissory Notes

       Under the Company's 1988 Stock Option Plan and 1991 Stock Option Plan, participants may be entitled, in the discretion of the Company's Compensation Committee at the time of grant, to purchase shares of Common Stock issued upon the exercise of options through a nominal cash payment and the delivery of a promissory note (a "Note") to the Company for the balance of the exercise price. Interest on the Notes is payable quarterly. The interest rate and term of the Notes vary depending upon the option plan specifications at the time the Notes were issued. Notes must be paid down proportionately as Common Stock purchased in connection with their issuance is sold. If a Note maker's employment is terminated before the Note has been paid in full, the Note is due at such time. During the fiscal year ended March 31, 1997, one of the Company's former executive officers had an outstanding balance on a Note issued to the Company pursuant to the terms of the Plan. On January 24, 1996, in connection with the exercise of certain Common Stock purchase options by Mr. Carman, a former executive officer of the Company, Mr. Carman executed a
  Note in favor of the Company in the principal amount of $472,642 bearing interest at a rate of 5.50% per annum. The Note was fully repaid by Mr. Carman on June 7, 1996 through the delivery to the Company of an aggregate of 25,220 shares of Common Stock, valued at $19.125 per share, the closing price of the Common Stock as reported on the New York Stock Exchange on such date.

       In addition to the foregoing, and unrelated to the Company's stock option plan, during the fiscal year ended March 31, 1997 the Company advanced funds to certain executive officers of the Company and accepted notes in return, bearing interest at a rate of 8.0% per annum, as follows: Constantinos I.
  Costalas: $155,000; and John W. Kirby: $175,000. Such amounts were outstanding at March 31, 1997 and as of the date hereof. The notes were issued in connection with the exercise of stock options and other stock transactions. Also, at March 31, 1997, the Company had advanced approxiamately $8,600 to Mr. Costalas, which has been subsequently repaid. At all times during the fiscal year ended March 31, 1997, Mr. Kirby also held an advance from the Company in the amount of $18,000, bearing no interest, which was advanced to him for personal financial reasons in November 1995. Mr. Kirby also acts as surety for a debt owing to the Company in the principal amount of approximately $32,000, plus accrued interest, which remains outstanding as of the date hereof.

       At the time of the Company's acquisition PRTV in May 1996, Michael Levey, an executive officer of the Company, had a note outstanding to PRTV in the principal amount of approximately $72,771.21. Such amount, together with additional accrued interest, was due to be repaid December 31, 1996, but was still outstanding at March 31, 1997 and as of the date hereof. The total amount due under such note as of June 30, 1997 was $42,992.26.

  Other Matters

       McAdams, Richman & Ong, an advertising firm of which Mr. McAdams, the Company's former Chairman of the Board and Chairman of the Executive Committee, and a present Director of the Company, was the President and CEO, and is currently Chairman of the Board and a director, performed certain services for the Company in connection with the preparation of various reports and other matters. McAdams, Richman & Ong has been paid approximately $310,291 for such services since April 1, 1996.

       The Outsourcing Partnership, in which Mr. Lubert holds an interest, performed internal audit services for the Company. Such services consisted of analysis of the Company's management information systems and certain other financial analysis. The Company paid The Outsourcing Partnership approximately $111,091 since April 1, 1996.

       Align, Inc., an information systems consulting firm which is affiliated with Safeguard, has provided consulting services during the past five months to the Company in connection with which it has been paid an aggregate of $52,627 and has incurred an additional $75,000 in unpaid fees.

       In connection with the development and production of three infomercials relating to products/services developed by or with companies affiliated with three of the Company's current or former directors, the Company expended approximately: $122,195 (Charles Andes, former Director); $268,633 (Mr. Hammer); and $322,149 (Messrs. Hammer and Yoskin), respectively. None of such amounts were paid to such Directors or their affiliates.

       Mr. Levey wife's is employed as a Vice President of PRTV at an annual salary of $200,000; his brother is employed by PRTV at an annual salary of $89,500; and, during the 1997 fiscal year and thereafter until July 3, 1997, his mother-in-law was employed by PRTV at an annual salary of $32,550. Mr. Levey's son also does business with the Company. As of the date hereof, the Company had an overdue account receivable from Mr. Levey and his company in the aggregate amount of $26,200.

  Indemnification Payments

       During the period April 1, 1996 to the present, the Company has assumed and paid defense costs and/or made required indemnification payments on behalf of present and former officers and Directors in connection with securities class and derivative actions against the Company and such individuals which were pending during the period between April 1, 1996 and the present. The Company may be required to pay additional amounts in connection with these actions.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NATIONAL MEDIA CORPORATION

Date:  July 28, 1997                 /s/ Robert N. Verratti
                                     ------------------------
                                     Robert N. Verratti
                                     President, Chief Executive Officer
                                     (Principal Executive Officer) and Director