Form 10-Q
period 1997-06-30
NATIONAL MEDIA CORP
filed 1997-08-14
CIK 70412

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 1997

                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______.


                         Commission file number 1-6715

                          NATIONAL MEDIA CORPORATION
         ------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


              Delaware                                   13-2658741
--------------------------------------------------------------------------------
(State or Jurisdiction of Incorporation     (I.R.S. Employer Identification No.)
           or Organization)


                              Eleven Penn Center
                        1835 Market Street, Suite 1100
                            Philadelphia, PA 19103
         ------------------------------------------------------------
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


Yes  [X]  No  [_]


There were 24,895,292 issued and outstanding shares of the registrant's common stock, par value $.01 per share, at June 30, 1997. In addition, there were 707,311 shares of treasury stock as of such date.

                          NATIONAL MEDIA CORPORATION
                          --------------------------
                               AND SUBSIDIARIES
                               ----------------

                                     INDEX
                                     -----

                                                                            Page
                                                                            ----

Facing Sheet................................................................  1

Index.......................................................................  2

Part I.  Financial Information

         Item 1.  Financial Statements (unaudited)
                  Condensed Consolidated Balance Sheets at June 30, 1997
                   and March 31, 1997.......................................  3

                  Condensed Consolidated Statements of Operations
                   Three months ended June 30, 1997 and June 30, 1996.......  4

                  Condensed Consolidated Statements of Cash Flows
                   Three months ended June 30, 1997 and June 30, 1996.......  5

                  Notes to Condensed Consolidated Financial Statements......  6

         Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations............  9


Part II. Other Information

         Item 1.  Legal Proceedings......................................... 14

         Item 6.  Exhibits and Reports on Form 8-K.......................... 14

Signatures.................................................................. 15

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)


                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
         (In thousands, except number of shares and per share amounts)


                       ASSETS                            June 30,        March 31,
                       ------                              1997             1997
                                                     --------------    --------------
                                                       (Unaudited)    (See Note Below)
Current assets:
  Cash and cash equivalents.......................    $    7,445        $    4,058
  Accounts receivable, net........................        33,159            40,179
  Inventories, net................................        29,905            30,919
  Prepaid media...................................         3,295             3,563
  Prepaid show production.........................         6,243             6,765
  Deferred costs..................................         3,765             3,318
  Prepaid expenses and other current assets.......         2,040             2,505
  Deferred income taxes...........................         2,547             2,591
                                                     --------------    --------------
    Total current assets..........................        88,399            93,898

Property and equipment, net.......................        15,038            14,182
Excess of cost over net assets of acquired
 businesses and other intangible assets, net......        50,002            50,732
Other assets......................................         6,839             6,820
                                                     --------------    --------------
  Total assets....................................    $  160,278        $  165,632
                                                     ==============    ==============

       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------
Current liabilities:
  Accounts payable................................    $   20,492        $   21,810
  Accrued expenses................................        32,512            30,830
  Deferred revenue................................           636               686
  Income taxes payable............................           332               552
  Deferred income taxes...........................         2,351             2,351
  Current portion of long-term debt and
   capital lease obligations......................        23,806            17,901
                                                     --------------    --------------
    Total current liabilities.....................        80,129            74,130

Long-term debt and capital lease obligations......         1,258               959
Deferred income taxes.............................           240               240
Other liabilities.................................         1,721             1,743

Shareholders' equity:
  Preferred stock, $.01 par value; authorized
   10,000,000 shares; issued 93,750 and 95,000
   shares Series B convertible preferred stock,
   respectively...................................             1                 1
  Common stock, $.01 par value; authorized
   75,000,000 shares; issued 24,895,292 and
   24,752,792 shares, respectively................           249               248
  Additional paid-in capital......................       128,689           127,764
  Retained earnings...............................       (42,111)          (29,122)
                                                     --------------    --------------
                                                          86,828            98,891

  Treasury stock, 707,311 shares, at cost.........        (4,244)           (4,244)
  Note receivable, officer........................          (139)                -
  Foreign currency translation adjustment.........        (5,515)           (6,087)
                                                     --------------    --------------
    Total shareholders' equity....................        76,930            88,560
                                                     --------------    --------------
    Total liabilities and shareholders' equity....    $  160,278        $  165,632
                                                     ==============    ==============

Note: The balance sheet at March 31, 1997 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

           See notes to condensed consolidated financial statements.

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                    (In thousands, except per share amounts)

                                                              Three months ended June 30,
                                                              ---------------------------
                                                                 1997              1996
                                                                 ----              ----
Revenues:
        Product sales.....................................    $     66,021      $    102,922
        Retail royalties..................................              -              5,187
        Sales commissions and other revenues..............           1,134             1,191
                                                            ----------------  ----------------
                Net revenues..............................          67,155           109,300

Operating costs and expenses:
        Media purchases...................................          23,218            37,576
        Direct costs......................................          41,228            53,241
        Selling, general and administrative...............          14,769            11,128
        Interest expense..................................             625               305
                                                            ----------------  ----------------
                Total operating costs and expenses........          79,840           102,250
                                                            ----------------  ----------------

(Loss) income before income taxes.........................         (12,685)            7,050
Income taxes..............................................             304             2,500
                                                            ----------------  ----------------

Net (loss) income.........................................        $(12,989)         $  4,550
                                                            ================  ================

Net (loss) income per common and common equivalent share:
        Primary...........................................        $  (0.54)         $   0.18
                                                            ================  ================

        Fully-diluted.....................................        $  (0.54)         $   0.18
                                                            ================  ================


Weighted average number of common and common
 equivalent
shares outstanding:
        Primary...........................................          24,141            25,345
                                                            ================  ================

        Fully-diluted.....................................          24,141            25,345
                                                            ================  ================

           See notes to condensed consolidated financial statements.

                           NATIONAL MEDIA CORPORATION
                                 AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                 (In thousands)

                                                                    Three months ended June 30,
                                                                    ---------------------------
                                                                       1997              1996
                                                                       ----              ----

Cash flows from operating activities:
  Net (loss) income............................................   $   (12,989)       $    4,550
Adjustments to reconcile net (loss) income to
 net cash used in operating activities:
     Depreciation and amortization.............................         1,614               777
     Tax benefit from exercise of stock options................             -               800
     Changes in operating assets and liabilities,
      net of effects from acquisitions.........................         9,885           (10,301)
     Other.....................................................           (40)             (822)
                                                                 ---------------   ---------------
       Net cash used in operating activities...................        (1,530)           (4,996)

Cash flows from investing activities:
  Additions to property and equipment..........................        (1,268)           (1,475)
  Investment in common stock...................................             -            (1,250)
  Cost of companies acquired, net of cash acquired.............             -               747
                                                                 ---------------   ---------------
       Net cash used in investing activities...................        (1,268)           (1,978)

Cash flows from financing activities:
  Proceeds from borrowing......................................         6,000             9,400
  Payments on long-term debt, notes payable and
   capital lease obligations...................................          (322)           (1,859)
  Exercise of stock options and warrants.......................             -               450
                                                                 ---------------   ---------------
      Net cash provided by financing activities................         5,678             7,991

Effect of exchange rate changes on cash and cash equivalents...           507              (359)
                                                                 ---------------   ---------------
      Net increase in cash and cash equivalents................         3,387               658
Cash and cash equivalents at beginning of period...............         4,058            18,405
                                                                 ---------------   ---------------
Cash and cash equivalents at end of period.....................   $     7,445        $   19,063
                                                                 ===============   ===============

           See notes to condensed consolidated financial statements.

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                 June 30, 1997


1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1997.

2.  Per Share Amounts

     Net income (loss) per share amounts have been computed based upon the weighted average number of common shares and dilutive common equivalent shares (stock options, warrants and preferred stock) outstanding using the "if converted method".

     In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted for annual and quarterly periods ended after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods presented. Under the new requirements for calculating primary earnings per share (referred to as Basic EPS under SFAS No. 128), the dilutive effect of stock options will be excluded. Earnings per share will not be impacted for the quarters ending June 30, 1997 and 1996 and is not expected to have a material impact on the Company's full year earnings per share.

3.  Income Taxes

     The Company recorded income tax expense of approximately $304,000 for the three months ended June 30, 1997, due to tax liabilities from its profitable Asian and South Pacific operations. Income tax benefits on domestic and European losses have been fully reserved until realized. This compares to income tax expense of $2.5 million for the three months ended June 30, 1996, a 35.5% effective rate.

4.  Contingent Matters

NATIONAL MEDIA LITIGATION

Ab Roller Plus Patent Litigation

     On March 1, 1996, Precise Exercise Equipment ("Precise") filed suit in the United States District Court for the Central District of California against certain parties, including the Company, alleging patent infringement, unfair competition and other intellectual property claims. Such claims related to an alleged infringement of Precise's initial US patent for an exercise device. The suit claimed that a product marketed by the Company pursuant to a license granted by a third party violated Precise's initial US patent. The suit sought an injunction and treble damages.

     On July 16, 1997, the Company and certain of the other defendants to the action entered into a settlement agreement with the plaintiffs. The Company recorded a charge of approximately $6.0 million in the fourth quarter of fiscal 1997 in connection with this matter.

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

PRTV LITIGATION

PRTV Shareholders' California Class Action

     On May 1, 1995, prior to the acquisition of Positive Response Television, Inc. ("PRTV") by the Company in May 1996, a purported class action suit was filed in the United States District Court for the Central District of California against PRTV and its principal executive officers alleging that PRTV made false and misleading statements in its public filings, press releases and other public statements with respect to its business and financial prospects. The suit was filed on behalf of all persons who purchased PRTV common stock during the period from January 4, 1995 to April 28, 1995. The suit sought unspecified compensatory damages and other equitable relief. On or about September 25, 1995, the plaintiffs filed a second amended complaint which added additional officers as defendants and attempted to set forth new facts to support plaintiff's entitlement to legal relief. The Company has reached an agreement in principle to settle this action in fiscal year 1997 which provides for the payment of $550,000 to the class, 66% of which is to be paid by PRTV's insurance carrier. The Company recorded a charge of $187,000 during fiscal 1997 in connection with this matter. Such settlement is contingent upon court approval.

Suntiger

     In late March 1997, Suntiger, Inc., a distributor of sunglasses, filed suit against PRTV and certain other parties alleging patent infringement. PRTV is indemnified by third parties in connection with this action for at least a portion of any liability which may exist. Settlement discussions are scheduled to occur shortly.

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

5.  Debt

     In June 1996, the Company increased its revolving line of credit (the "Line") from $5,000,000 to $20,000,000. The Line is available until September 30, 1997. On a quarterly basis, the Company is required to be in compliance with various financial covenants including tangible net worth and working capital minimums, various financial ratios, and capital expenditure limits under a term loan and the Line. At June 30, 1997, the Company continues to be in default of certain of these financial covenants for which the bank has not granted a waiver. As a result, the long-term portion of the term loan has been classified as current at June 30, 1997. Interest on cash advances under the Line was accrued at varying rates throughout a portion of the period based, at the Company's option, on the bank's national commercial rate or the London Interbank Offering Rate (LIBOR), plus 1.25%. Currently, interest on cash advances under the Line is only available at the bank's national commercial rate. The agreement requires the Company to pay an annual fee of .25% on the unused portion of the Line and maintain an average quarterly compensating balance of $2,500,000 subject to a .25% deficiency fee. There were borrowings of $19,000,000 outstanding under this facility, and $294,000 of the Line was used for the issuance of letters of credit as of June 30, 1997. In July 1997, the bank notified the Company that its $50.0 million foreign currency line under the facility had been reduced to $6.0 million, the amount of the Company's current outstanding balance. This may have an adverse impact on the Company's ability to limit its risk related to exchange rate fluctuations. The Company had borrowings outstanding in an amount of $550,000 under its $1.0 million overdraft line with Barclays Bank PLC as of the date hereof.

     In July 1997, the Company obtained a credit facility from ASB Bank through its Prestige Marketing Limited subsidiary (collectively with Prestige Marketing International Limited, "Prestige") consisting of a working capital facility (overdraft and letter of credit) of $1.0 million New Zealand dollars (approximately $.7 million US dollars) and a short term loan of $4.4 million New Zealand dollars (approximately $2.8 million US dollars). The working capital facility is due on demand, bears interest at the ASB Bank Banking Business Rate (BBBR rate) plus 1% payable monthly, and expires on February 15, 1998. The short term loan bears interest at the BBBR rate plus 2% and matures on January 24, 1998. Under the facility, Prestige is subject to certain financial covenants including tangible net worth and working capital minimums and various financial ratios and the Company is limited in its ability to obtain future financing from Prestige.

6.  Subsequent Event

     Subsequent to June 30, 1997, the Company issued options to acquire 1,780,000 shares of the Company's Common Stock to certain officers of the Company.

              CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

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

Item 2.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------

General

     The Company is engaged in the direct marketing of consumer products, primarily through the use of infomercials, in both domestic and international markets. Domestically, the Company has historically been dependent on a limited number of successful products to generate a significant portion of its net revenues. The Company's strategies for future periods are designed to reduce the risk associated with relying on a limited number of successful products for a disproportionate amount of its revenues and tailoring the Company's domestic operations to more efficiently deal with the cyclical nature of the Company's business. These include the more effective utilization and leveraging of its global presence, the continued development and marketing of innovative products to enhance its library of infomercial programs, and engineering the most efficient business model for the Company's future operations. International expansion has resulted in an increasing amount of the Company's revenues being generated from the international infomercial marketplace. As the Company enters new markets overseas, it is able to air the shows from its existing library, prolonging the life of products and related productions. The Company takes advantage of product awareness created by its infomercials and also extends the sales life of its products through non-infomercial distribution channels. These include retail arrangements and agreements with the Company's strategic partners who supply new products and retail distribution channels.

Results of Operations

     The Company's operating results for the three months ended June 30, 1996 do not include the operating results of certain of the Company's operating subsidiaries, namely Prestige and Suzanne Paul Holdings Pty Limited and its operating subsidiaries (collectively, "Prestige") as these entities were acquired subsequent to June 1996, and include the operating results of PRTV from May 17, 1996 (date of acquisition) to June 30, 1996.

     The following table sets forth operating data of the Company as a percentage of net revenues for the periods indicated below.

                                                 Three Months Ended
                                                      June 30,
                                                 ------------------

                                                   1997      1996
                                                   ----      ----
Statement of Operations Data:

Net revenues                                      100.0%    100.0%

Operating costs and expenses:
    Media purchases                                34.6      34.3
    Direct costs                                   61.4      48.7
    Selling, general and administrative            22.0      10.2
    Interest expense                                0.9       0.3
                                                 ------     -----
        Total operating costs and expenses        118.9      93.5

(Loss) income before income taxes                 (18.9)      6.5
                                                 ------     -----

Net (loss) income                                (19.3)%      4.2%
                                                 ======     =====

Three months ended June 30, 1997 compared to June 30, 1996

Net Revenues

     Net revenues were $67.2 million for the three months ended June 30, 1997 as compared to $109.3 million for the three months ended June 30, 1996, a decrease of $42.1 million or 38.6%.

     Domestic net revenues for the three months ended June 30, 1997 were $26.7 million as compared to $75.5 million for the three months ended June 30, 1996, a decrease of $48.8 million or 64.7%. This decrease is due primarily to the Ab Roller Plus performing strongly in the first quarter of the prior year on television and in print and retail. The Ab Roller Plus accounted for approximately 72.6% of domestic net revenues in the three months ended June 30, 1996. Approximately 46.3% of the net revenues for the three months ended June 30, 1997 were generated by sales of the Company's Great North American Slim Down product. Current period domestic net revenues were also unfavorably impacted by an increased return rate. The Company aired two new shows in the current quarter which yielded positive results in test airings, however, due to manufacturing / sourcing difficulties, these shows are not expected to significantly contribute to revenues until late in the second quarter or early third quarter. As a result, domestic revenues are expected to continue at a reduced level.

     International net revenues for the three months ended June 30, 1997 were $40.5 million as compared to $33.8 million for the three months ended June 30, 1996, an increase of $6.7 million or 19.9%. This was principally due to the current quarter including revenues from the Prestige and Suzanne Paul acquisitions completed in July 1996 and a 29.2% increase in European net revenues due to expansion in Eastern Europe. These increases offset the approximate 42.3% decline in revenues earned in the Japanese marketplace. This decline is a result of increased competition from traditional programming and other infomercial competitors and the fact that additional Japanese airtime was not obtained in the quantity or as quickly as anticipated.

Operating Costs

     Total operating costs and expenses were $79.8 million for the three months ended June 30, 1997 as compared to $102.3 million for the three months ended June 30, 1996, a decrease of $22.5 million or 21.9%. This is partially related to the 38.6% decline in net revenues.

Media Purchases

     Media purchases were $23.2 million (net of $.5 million in media sales) for the three months ended June 30, 1997 as compared to $37.6 million (net of $.3 million in media sales) for the three months ended June 30, 1996, a decrease of $14.4 million or 38.3%. This decrease is directly related to the 38.6% decline in net revenues. The ratio of media purchases to net revenues remained consistent at 34.6% for the three months ended June 30, 1997 as compared to 34.3% for the three months ended June 30, 1996. A higher domestic ratio in the current quarter was offset by the favorable impact of a higher percentage of revenues being earned in the international marketplace in which media rates are generally more favorable.

Direct Costs

     Direct costs consist of the cost of materials, freight, infomercial production, commissions and royalties, order fulfillment, in-bound telemarketing, credit card authorization, warehousing and profit participation payments. Direct costs were $ 41.2 million for the three months ended June 30, 1997 as compared to $53.2 million for the three months ended June 30, 1996, a decrease of $12.0 million or 22.6% primarily related to the decrease in net revenues. As a percentage of net revenues, direct costs were 61.4% for the three months ended June 30, 1997 and 48.7% for the three months ended June 30, 1996. Direct costs as a percentage of net revenues increased in both the domestic and international marketplace. Domestically, the ratio was unfavorably impacted by the 64.6% decrease in net revenues. The lower volume, coupled with certain fixed costs associated with the Company's fulfillment operations and a significant increase in the domestic return rate, negatively impacted the ratio. The three months ended June 30, 1996 benefited from retail royalties ($0 for June 30, 1997 as compared to $5.2 million for June 30,1996) which carry minimal direct costs. Internationally, a change in product mix and increased show customization costs adversely affected the ratio. In Japan, fulfillment and warehousing costs increased as a percentage of revenues as a result of the lower sales volume and higher inventory levels, respectively.

Selling, General and Administrative

     Selling, general and administrative expenses were $14.8 million for the three months ended June 30, 1997 as compared to $11.1 million for the three months ended June 30,1996, an increase of $3.7 million or 32.7%. In excess of $2.0 million of the increase relates to selling, general and administrative expenses associated with the operations of Prestige which was acquired subsequent to June 30, 1996 or the operations of PRTV which were included for only a portion of the prior period. In addition, the current period includes $715,000 of goodwill amortization, as compared to only $332,000 in the prior period. The remainder of the increase was primarily a result of higher professional fees. Selling, general and administrative expenses as a percentage of net revenues increased from 10.2% for the three months ended June 30, 1996 to 22.0% for the three months ended June 30, 1997 due to the aforementioned cost increases combined with the 38.6% decrease in net revenues.

Interest Expense

     Interest expense was approximately $625,000 for the three months ended June 30 1997 compared to $305,000 for the three months ended June 30, 1996, an increase of $320,000. This increase was primarily due to an increase in the Company's average outstanding indebtedness from approximately $7.4 million during the first quarter of fiscal 1997 to approximately $22.8 million during the first quarter of fiscal 1998.

Income Taxes

     The Company recorded income tax expense of approximately $304,000 for the three months ended June 30, 1997 resulting from tax liabilities generated on its Asian and South Pacific profits. Income tax benefits have not been recorded during the current quarter on domestic and European losses. These benefits will be recorded when realized, reducing the effective tax rate on future domestic and European earnings. This compares to approximately $2.5 million of income tax expense recorded for the first quarter of fiscal 1997, a 35.5% effective tax rate.

Liquidity and Capital Resources

     The Company's working capital was $8.3 million at June 30, 1997 compared to working capital of $19.8 million at March 31, 1997, a decrease of $11.5 million. The Company met its current period cash needs primarily through its cash flow from borrowings and liquidation of accounts receivable. Operating activities for the three months ended June 30, 1997 resulted in a use of cash of $1.5 million. The Company's cash flow from operations in the three months ended June 30, 1997 was adversely affected by the net loss of approximately $13.0 million incurred during the period.

     Consolidated accounts receivable decreased by $7.0 million, or 17.5%, entirely due to the decrease in domestic accounts receivable. This decrease was principally due to the 63% decrease in revenues in the month of June 1997 as compared to the month of March 1997, and a $3.5 million reduction in the installment receivable balance due to the continued decline in domestic net revenues.

     The Company's international revenues are subject to foreign exchange risk. To the extent that the Company incurs local currency exposures that are based on locally denominated sales volume (order fulfillment and media costs), this exposure is reduced significantly. The Company monitors exchange rate movements and will protect short term cash flows through the use of options and/or forward contracts when appropriate. Until July 1997, the Company maintained a $50.0 million foreign exchange line for such purposes. The bank which previously provided such facility recently notified the Company that it may no longer arrange any additional borrowings under the facility. In the long term, the Company has the ability to change prices in a timely manner in order to react to major currency fluctuations; thus reducing the risk associated with local currency movements. Currently, the Company's two major foreign currencies are the German deutsch mark and the Japanese yen, each of which has been subject to significant recent fluctuations.

     During July 1996, the Company acquired two direct response marketing companies, Prestige and Suzanne Paul. The aggregate consideration paid by the Company for Prestige and Suzanne Paul was approximately $21.7 million in a combination of cash, note payable and Common Stock. Included in the Prestige and Suzanne Paul acquisition agreements were provisions concerning the future payment of additional purchase price, up to an aggregate of an additional $5.0 million in the Company's common stock, valued at then present market prices, in 1997 and 1998, contingent upon the levels of net income achieved in those years by Prestige and Suzanne Paul. Subsequent to June 30, 1997, the Company completed negotiations with the principals of these entities regarding an amendment to the acquisition agreements which accelerated the $5.0 million contingent purchase price amount and revised certain other provisions of the agreements. The Company will issue approximately 909,091 shares of the Company's Common Stock to the principals of these entities based on the closing price of the Company's Common Stock on the New York Stock Exchange on July 16, 1997.

     On June 30, 1997, the Company had a total of $19.0 million in outstanding bank debt and $.3 million in outstanding letters of credit under its $20.0 million revolving line of credit (the "Line"). The Line has an expiration date of September 30, 1997. Interest accrues on the Line at the bank's national commercial rate and is payable monthly. On a quarterly basis, the Company must be in compliance with various financial covenants including tangible net worth and working capital minimums, various financial ratios and capital expenditure limits. At June 30, 1997, the Company continues to be in technical default of various financial covenants for which the bank has not granted a waiver. The Company also has an outstanding term loan with the bank in an approximate amount of $3.3 million, net of a $663,000 discount. The term loan is payable in annual installments of $1.0 million due December 1, 1997 and 1998 with the remaining balance due September 30, 1999. The term loan also includes the covenants listed above. As a result of the covenant defaults, the long-term portion of the term loan has been classified as current at June 30, 1997. The Line and term loan are secured by a lien on substantially all the assets of the Company and its subsidiaries. Such lien on certain non-domestic assets of the Company is subordinate to a lien held by Barclays Bank PLC. At present, the Company has an overdraft line of approximately $1.0 million with Barclays of which approximately $550,000 is outstanding as of the date hereof.

     In July 1997, the Company obtained a credit facility from ASB Bank through its Prestige subsidiary consisting of a working capital facility (overdraft and letter of credit) of $1.0 million New Zealand dollars (approximately $.7 million US dollars) and a short term loan of $4.4 million New Zealand dollars (approximately $2.8 million US dollars). The working capital facility is due on demand, bears interest at the ASB Bank Banking Business Rate (BBBR rate) plus 1% payable monthly, and expires on February 15, 1998. The short term loan bears interest at the BBBR rate plus 2% and matures on January 24, 1998. Under the facility, Prestige is subject to certain financial covenants including tangible net worth and working capital minimums and various financial ratios and the Company is limited in its ability to obtain future financing from Prestige.

     The Company's cash position continued to tighten during the current period as a result of the losses being incurred in the first quarter of fiscal 1998, the continued downturn in both Japanese and domestic revenues, the inability of the Company to obtain additional financing and payments of recently negotiated legal settlements. The Company expects to report a loss in the second quarter of fiscal 1998. The Company's revolving line of credit expires September 30, 1997. If the Company is unable to refinance its existing debt and obtain additional debt or equity financing it will have a further material adverse effect on the Company's operating results and financial condition.

     The Company continues to negotiate with its principal lenders regarding an extension of the Line, as well as exploring additional sources of financing with other financial institutions and potential partners; however, there can be no assurance that the Line will be extended or a replacement lender located. In addition, the Company has retained Lehman Brothers, as a financial advisor, to assist it in continuing discussions regarding potential strategic partnerships and other matters with interested parties.

     The Company faced significant difficulty during the latter half of its 1997 fiscal year and the first quarter of fiscal 1998. Management of the Company believes that cash flow from operations in fiscal 1998 will benefit from the Company's strategy, which focuses on cost reductions, restructuring of PRTV, and the re-negotiation of a number of its media contracts to terms that are more favorable to the Company. The Company's ability to continue as a going concern is dependent on its ability to implement certain plans and actions designed to rebuild its business including the introduction of successful new shows, to return the Company to profitability, and to improve its liquidity and/or obtain additional capital through new debt financings or equity investments. No assurance can be given that any of these actions will be successful. In addition, issuance of additional equity would have a dilutive effect upon existing shareholders.

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


Item 6. Exhibits and Reports on Form 8-K

(a)     The following exhibits are included herein:

        10.1 Amended and Restated Employment Agreement, dated April 28, 1997, between Registrant and Constantinos I. Costalas.

        10.1(a) Amendment No. 1 to Employment Agreement, dated July 23, 1997, between Registrant and Constantinos I. Costalas.

        10.2 Employment Agreement, dated February 28, 1997, between Registrant and Frederick S. Hammer.

        11.1    Statement Re:  Computation of Per Share Earnings.

        27.1    Financial Data Schedule.

(b) The Company filed the following Current Reports on Form 8-K during the three month period ended June 30, 1997:

                Current Report on Form 8-K, dated April 28, 1997, reporting (i) the resignation of Mark P. Hershhorn as President and Chief Executive Officer and as a Director of the Company; and (ii) the settlement of pending litigation between the Company's Positive Response Television, Inc. subsidiary ("PRTV") and Edmark Industries SDN. BHD concerning the "Super Slicer" product marketed by PRTV.

                Current Report on Form 8-K, dated June 30, 1997, reporting the Company's delay in filing its 1997 fiscal year and fourth quarter financial results.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      NATIONAL MEDIA CORPORATION


Date: August 14, 1997                 /s/ Robert N. Verratti
                                      ---------------------------------------
                                      Robert N. Verratti
                                      President, Chief Executive Officer and
                                       Director



Date: August 14, 1997                 /s/ Paul R. Brazina
                                      ---------------------------------------
                                      Paul R. Brazina
                                      Vice President and Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------

10.1 Amended and Restated Employment Agreement, dated April 28, 1997, between Registrant and Constantinos I. Costalas.

10.1(a) Amendment No. 1 to Employment Agreement, dated July 23, 1997, between Registrant and Constantinos I. Costalas.

10.2 Employment Agreement, dated February 28, 1997, between Registrant and Frederick S. Hammer.

11.1      Statement Re:  Computation of Per Share Earnings.

27.1      Financial Data Schedule.