Form 10-Q
period 1997-09-30
NATIONAL MEDIA CORP
filed 1997-11-14
CIK 70412

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________  to ________________________


                          Commission file number 1-6715


                           NATIONAL MEDIA CORPORATION
              -----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



                 Delaware                                 13-2658741
------------------------------------------            ------------------
(State or Jurisdiction of Incorporation or             (I.R.S. Employer
              Organization)                           Identification No.)


   Eleven Penn Center, 1835 Market Street, Suite 1100, Philadelphia, PA 19103
-------------------------------------------------------------------------------
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


Yes    |X|          No     [ ]


There were 26,212,716 issued and outstanding shares of the registrant's common stock, par value $.01 per share, at October 31, 1997. In addition, there were 705,280 shares of treasury stock as of such date.

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES

                                      INDEX

                                                                                                      Page
                                                                                                      ----
Facing Sheet ............................................................................................1

Index....................................................................................................2

Part I.  Financial Information

         Item 1.  Financial Statements (unaudited)

                  Condensed Consolidated Balance Sheets at
                    September 30, 1997 and March 31, 1997................................................3

                  Condensed Consolidated Statements of Operations
                    Three months ended September 30, 1997 and September 30, 1996.........................4

                  Condensed Consolidated Statements of Operations
                    Six months ended September 30, 1997 and September 30, 1996...........................5

                  Condensed Consolidated Statements of Cash Flows
                    Six months ended September 30, 1997 and September 30, 1996...........................6

                  Notes to Condensed Consolidated Financial Statements...................................7

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.......................................12


Part II. Other Information

         Item 1.  Legal Proceedings ....................................................................19

         Item 2.  Changes in Securities and Use of Proceeds.............................................19

         Item 6.  Exhibits and Reports on Form 8-K......................................................19

Signatures..............................................................................................21


Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
          (In thousands, except number of shares and per share amounts)


                                                                                         September 30,         March 31,
                                                                                              1997                1997
                                                                                         -------------        ------------
                                                                                          (Unaudited)       (See Note Below)
                                      ASSETS
Current assets:
   Cash and cash equivalents ...........................................................   $  21,727            $   4,058
   Accounts receivable, net ............................................................      27,796               40,179
   Inventories, net ....................................................................      27,917               30,919
   Prepaid media .......................................................................       3,016                3,563
   Prepaid show production .............................................................       5,095                6,765
   Deferred costs ......................................................................       3,762                3,318
   Prepaid expenses and other current assets ...........................................       2,474                2,505
   Deferred income taxes ...............................................................       2,628                2,591
                                                                                           ---------            ---------
     Total current assets ..............................................................      94,415               93,898

Property and equipment, net ............................................................      13,830               14,182
Excess of cost over net assets of acquired businesses and other intangible assets, net .      54,193               50,732
Other assets ...........................................................................       2,712                6,820
                                                                                           ---------            ---------
   Total assets ........................................................................   $ 165,150            $ 165,632
                                                                                           =========            =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ....................................................................   $  17,149            $  21,810
   Accrued expenses ....................................................................      25,415               30,830
   Deferred revenue ....................................................................       1,244                  686
   Income taxes payable ................................................................         339                  552
   Deferred income taxes ...............................................................       2,351                2,351
   Current portion of long-term debt and capital lease obligations .....................      23,893               17,901
                                                                                           ---------            ---------
     Total current liabilities .........................................................      70,391               74,130

Long-term debt and capital lease obligations ...........................................       4,064                  959
Deferred income taxes ..................................................................         240                  240
Other liabilities ......................................................................       3,633                1,743

Shareholders' equity:
   Preferred stock, $.01 par value; authorized 10,000,000 shares; issued
     91,250 and 95,000 shares Series B convertible preferred stock, respectively; and ..           1                    1
     20,000 and 0 shares Series C convertible preferred stock, respectively ............        --                   --
   Common stock, $.01 par value; authorized 75,000,000 shares;
     issued 26,162,716 and 24,752,792 shares, respectively .............................         262                  248
   Additional paid-in capital ..........................................................     155,097              127,764
   Retained earnings ...................................................................     (57,027)             (29,122)
                                                                                           ---------            ---------
                                                                                              98,333               98,891
   Treasury stock, 707,311 shares, at cost .............................................      (4,244)              (4,244)
   Note receivable, officer ............................................................        (139)                --
   Foreign currency translation adjustment .............................................      (7,128)              (6,087)
                                                                                           ---------            ---------
     Total shareholders' equity ........................................................      86,822               88,560
                                                                                           ---------            ---------
     Total liabilities and shareholders' equity ........................................   $ 165,150            $ 165,632
                                                                                           =========            =========

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

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                    (In thousands, except per share amounts)

                                                                                    Three months ended September 30,
                                                                                    --------------------------------


                                                                                       1997                 1996
                                                                                     ---------            --------

Revenues:
  Product sales ...........................................................           $ 53,756            $ 89,742
  Retail royalties ........................................................               --                 8,578
  Sales commissions and other revenues ....................................                807               1,336
                                                                                      --------            --------
           Net revenues ...................................................             54,563              99,656

Operating costs and expenses:
  Media purchases .........................................................             17,582              34,060
  Direct costs ............................................................             36,887              45,557
  Selling, general and administrative .....................................             13,681              11,997
  Interest expense ........................................................              1,322                 408
                                                                                      --------            --------
           Total operating costs and expenses .............................             69,472              92,022
                                                                                      --------            --------
(Loss) income before income taxes .........................................            (14,909)              7,634
Income taxes ..............................................................                  7               2,640
                                                                                      --------            --------

Net (loss) income .........................................................           $(14,916)           $  4,994
                                                                                      ========            ========

Net (loss) income per common and common equivalent share:
  Primary .................................................................           $   (.59)           $   0.18
                                                                                      ========            ========

  Fully-diluted ...........................................................           $   (.59)           $   0.18
                                                                                      ========            ========


Weighted average number of common and common equivalent shares outstanding:
  Primary .................................................................             25,156              28,422
                                                                                      ========            ========

  Fully-diluted ...........................................................             25,156              28,422
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

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                    (In thousands, except per share amounts)

                                                                                     Six months ended September 30,
                                                                                    --------------------------------
                                                                                       1997                 1996
                                                                                     ---------            --------

Revenues:
   Product sales ..........................................................           $ 119,777            $ 192,664
   Retail royalties .......................................................                --                 13,765
   Sales commissions and other revenues ...................................               1,941                2,527
                                                                                      ---------            ---------
     Net revenues .........................................................             121,718              208,956

Operating costs and expenses:
   Media purchases ........................................................              40,800               71,636
   Direct costs ...........................................................              78,115               98,798
   Selling, general and administrative ....................................              28,450               23,125
   Interest expense .......................................................               1,947                  713
                                                                                      ---------            ---------
     Total operating costs and expenses ...................................             149,312              194,272
                                                                                      ---------            ---------
(Loss) income before income taxes .........................................             (27,594)              14,684
Income taxes ..............................................................                 311                5,140
                                                                                      ---------            ---------

Net (loss) income .........................................................           $ (27,905)           $   9,544
                                                                                      =========            =========

Net (loss) income per common and common equivalent share:
   Primary ................................................................           $   (1.13)           $    0.36
                                                                                      =========            =========

   Fully-diluted ..........................................................           $   (1.13)           $    0.36
                                                                                      =========            =========


Weighted average number of common and common equivalent shares outstanding:
   Primary ................................................................              24,652               26,887
                                                                                      =========            =========

   Fully-diluted ..........................................................              24,652               26,887
                                                                                      =========            =========


            See notes to condensed consolidated financial statements.

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                 (In thousands)

                                                                      Six months ended September 30,
                                                                     --------------------------------
                                                                        1997                 1996
                                                                      ---------            --------


Cash flows from operating activities:
   Net (loss) income .......................................           $(27,905)           $  9,544
   Adjustments to reconcile net (loss) income
      to net cash used in operating activities:
        Depreciation and amortization ......................              3,515               1,960
        Tax benefit from exercise of stock options .........               --                 2,262
        Amortization of loan discount ......................                767                 258
        Changes in operating assets and liabilities, net of
             effects from acquisitions .....................              6,885             (26,458)
        Other ..............................................              5,070              (4,077)
                                                                       --------            --------
Net cash used in operating activities ......................            (11,668)            (16,511)

Cash flows from investing activities:
   Additions to property and equipment .....................             (1,356)             (3,163)
   Investment in common stock ..............................               --                (1,250)
   Proceeds from sale of common stock investment ...........              1,025                --
   Cost of companies acquired, net of cash acquired ........               --                  (630)
                                                                       --------            --------
Net cash used in investing activities ......................               (331)             (5,043)

Cash flows from financing activities:
   Net proceeds from issuance of preferred stock ...........             19,813                --
   Proceeds from borrowings ................................              8,759               9,400
   Payments on long-term debt, notes payable and capital
     lease obligations .....................................               (956)            (11,241)
   Exercise of stock options and warrants ..................              1,602               5,998
   Net proceeds from issuance of common stock ..............               --                28,891
                                                                       --------            --------
Net cash provided by financing activities ..................             29,218              33,048

Effect of exchange rate changes on cash and cash equivalents                450                (333)
                                                                       --------            --------
Net increase in cash and cash equivalents ..................             17,669              11,161
Cash and cash equivalents at beginning of period ...........              4,058              18,405
                                                                       --------            --------
Cash and cash equivalents at end of period .................           $ 21,727            $ 29,566
                                                                       ========            ========


            See notes to condensed consolidated financial statements.

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                               September 30, 1997


1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1997, as amended by Form 10-K/A.

     Certain prior-year amounts have been reclassified to conform to current presentation.

2.   Per Share Amounts

     Net income (loss) per share amounts have been computed based upon the weighted average number of common shares and dilutive common equivalent shares (stock options, warrants and preferred stock) outstanding using the "if converted method".

     In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted for annual and quarterly periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods presented. Under the new requirements for calculating primary earnings per share (referred to as Basic EPS under SFAS No. 128), the dilutive effect of stock options will be excluded. Earnings per share was not impacted for the quarter ended September 30, 1997 and the new guidance is not expected to have a material impact on the Company's current and prior full year earnings per share. The impact of SFAS No. 128 would result in an increase in primary earnings per share of approximately $0.04 for the three months ended September 30, 1996, and $0.10 per share for the six months ended September 30, 1996; and would have immaterial impact on fully diluted earnings per share for these periods.

3.   Income Taxes

     The Company recorded minimal income tax expense for the three months ended September 30, 1997 and $.3 million for six months ended September 30, 1997, due to tax liabilities relating to its Asian and South Pacific operations. Income tax benefits on domestic and European losses have been fully reserved until realized. This compares to income tax expense of $2.6 million for the three months ended September 30, 1996 and $5.1 million for the six months ended September 30, 1996.

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

     WWOR Litigation

     In March 1997, WWOR-TV filed a breach of contract action in the United States District Court for New Jersey against one of the Company's operating subsidiaries alleging that the subsidiary wrongfully terminated a contract for the purchase of media time, seeking in excess of $1,000,000 in compensatory damages. The Company is contesting the action and believes it has meritorious defenses to the plaintiff's claims for damages. At this stage, it is not possible to predict the outcome of this matter.

     Parkin

     In early October 1997, John Parkin, an on air personality appearing in certain of the Company's infomercials, brought an action for injunctive relief and unspecified damages in the United States District Court for the Eastern District of Pennsylvania, alleging principally breach of contract and intellectual property based claims. Following court hearings, plaintiff's claims for injunctive relief were dismissed. While at this stage it is not possible to predict the outcome of this matter, the Company believes that any resolution of this matter will not have a material adverse effect on the Company's results of operations or financial condition.

     PRTV LITIGATION

     PRTV Shareholders' California Class Action

     On May 1, 1995, prior to the acquisition of Positive Response Television, Inc. ("PRTV") by the Company in May 1996, a purported class action suit was filed in the United States District Court for the Central District of California against PRTV and its principal executive officers alleging that PRTV made false and misleading statements in its public filings, press releases and other public statements with respect to its business and financial prospects. The suit was filed on behalf of all persons who purchased PRTV common stock during the period from January 4, 1995 to April 28, 1995. The suit sought unspecified compensatory damages and other equitable relief. On or about September 25, 1995, the plaintiffs filed a second amended complaint which added additional officers as defendants and attempted to set forth new facts to support plaintiff's entitlement to legal relief. The Company reached an agreement in principle to settle this action in fiscal year 1997 which provides for the payment of $550,000 to the class, 66% of which has been paid by PRTV's insurance carrier. The Company recorded a charge of $187,000 during fiscal 1997 in connection with this matter. Such settlement is contingent upon final court approval.

     Suntiger

     In late March 1997, Suntiger, Inc., a distributor of sunglasses, filed suit against PRTV and certain other parties in the United States District Court for the Eastern District of Virginia alleging patent infringement. The Company has reached a settlement with the plaintiffs involving a going-forward business relationship that will have no material adverse impact upon the Company's financial condition or results of operations.

     REGULATORY MATTERS

     As a result of prior settlements with the Federal Trade Commission ("FTC"), the Company has agreed to two consent orders. Prior to the Company's May 1996 acquisition of PRTV, PRTV and its Chief Executive Officer, Michael S. Levey, also agreed to a consent order with the FTC. Among other things, such consent orders require the Company, PRTV and Mr. Levey to submit compliance reports to the FTC staff. The Company, PRTV and Mr. Levey have submitted compliance reports as well as additional information requested by the FTC staff. In June

     1996, the Company received a request from the FTC for additional information regarding two of the Company's infomercials in order to determine whether the Company is operating in compliance with the consent orders referred to above. The Company responded to such request. The FTC later advised the Company that it believed the Company had violated one of the consent orders by allegedly failing to substantiate certain claims made in one of its infomercials which it no longer airs in the United States. The Company, which is now indemnified against any damages sustained as a result of any action taken by the FTC in connection with such infomercial, has provided information to the FTC to demonstrate substantiation. If the Company's substantiation is deemed to be insufficient by the FTC, the FTC has a variety of enforcement mechanisms available to it, including, but not limited to, monetary penalties. While no assurances can be given, the Company does not believe that, especially given the indemnification protection available to it, any remedies to which it may become subject will have a material adverse effect on the Company's results of operations or financial condition.

     In addition, in Spring 1997, in accordance with applicable regulations, the Company notified the Consumer Product Safety Commission ("CPSC") of breakages which were occurring in its Fitness Strider product. The Company also notified the CPSC of its replacement of certain parts of the product with upgraded components. The CPSC reviewed the Company's testing results in order to assess the adequacy of the Company's upgraded components. The CPSC also undertook its own testing of the product and, on November 5, 1997, informed the Company that the CPSC compliance staff had made a preliminary determination that the product and the upgraded components present a substantial product hazard, as defined under applicable law. The Company and the staff are discussing voluntary action to address the CPSC's concerns, including replacement of the affected components. At present, it is not anticipated that any action agreed upon, or action required by the CPSC, will have any material adverse impact on the Company's financial condition or results of operations. The Company has also been contacted by Australian consumer protection regulatory authorities regarding the safety and fitness of the Fitness Strider product. At this point, it is not possible to predict whether the outcome of these matters regarding the Fitness Strider will have a material adverse impact upon the Company's financial condition or results of operations.

     Other Matters

     The Company, in the normal course of business, is a party to litigation relating to trademark and copyright infringement, product liability, contract-related disputes, and other actions. It is the Company's policy to vigorously defend all such claims and enforce its rights in these areas. Except as disclosed herein, the Company does not believe any of these other miscellaneous actions, either individually or in the aggregate, will have a material adverse effect on the Company's results of operations or financial condition.

5.   Debt

     In June, 1996, the Company increased its revolving line of credit (the "Line") from $5,000,000 to $20,000,000. The Line was available pursuant to its terms until September 30, 1997. In September 1997, the Company and its principal lender (the "Bank") signed a Loan Modification Agreement (the "Agreement"). The Agreement limited the maximum outstanding amount of cash advances under the Line to $19,000,000 less the amount of permitted outstanding letters of credit; the maximum amount of outstanding standby letters of credit to an additional $475,000; the maximum amount of outstanding commercial letters of credit to $5,000,000 and the maximum amount of cash advances combined with the maximum amount of standby letters of credit, in the aggregate, to $19,475,000. In addition, the Line was extended until December 31, 1998, and the payment terms of the $4.0 million Term Loan were revised as follows: $50,000 per month on the first day of each month from December 1997 through March 1998; $800,000 on April 1, 1998; and $1,000,000 on each of December 1, 1998, 1999 and 2000. The
     Agreement increased the interest rates on the Line from prime to prime plus 3%, and the rate on the Term Loan from prime plus .5% to prime plus 3%. Interest is payable at the rate of prime plus 1.5% on the first day of each month through May 31, 1998. The remaining 1.5% will be accrued and repaid in seven equal installments starting June 1, 1998. As of and after June 1, 1998 interest is payable monthly at the rate of prime plus 3.0%. The Agreement includes a provision for an interest rate increase of 1.0% during any period during which the Company fails to be in compliance with certain financial covenants, including tangible net worth and working capital minimums and other financial ratios. The Company is also required to pay a loan restructuring fee of $304,000, payable in equal installments over 16 months starting September 18, 1997, the date of the Agreement. On a monthly basis, the Company must compute a borrowing base (as defined in the Agreement) which must be greater than the outstanding amount of debt owed under the Agreement, and submit certain financial information. In addition, the Company is subject to certain restrictions including payment of dividends, and must be in compliance with various financial covenants, including tangible net worth and working capital minimums and other financial ratios on a quarterly basis through December 31, 1997 and on a continuous basis during the remaining term of the Agreement. As of September 30, 1997, the Company is in compliance with these requirements. The Term Loan and the Line are secured by a lien on substantially all the assets of the Company except a lien on the assets pledged in connection with the ASB Bank credit facility and the subordination of a lien on approximately $1.0 million of certain non-domestic assets pledged to Barclays Bank PLC. At September 30, 1997, the Company had outstanding cash advances of $19,000,000 and $475,000 in a stand-by letter of credit under the Line.

     In connection with the above Agreement, the Company granted to the Bank warrants to acquire 125,000 shares of the Company's common stock at a price of $5 3/16 per share, the market price of the Company's common stock as of the date of the grant. These warrants have a term of 5 years and contain standard antidilution provisions. The Company is currently having an independent valuation prepared concerning these warrants. The value accorded the warrants will be accounted for as a loan discount which will be amortized over the remaining term of the Line (15 months) at the date of the Agreement and included in interest expense. The remaining loan discount of $572,000 related to warrants issued in connection with the original Term Loan have been charged to interest expense in the current period.

     In July 1997, the Bank notified the Company that its foreign currency line under the credit facility had been reduced to cover only the current outstanding amount of the Company's forward contracts of $6.0 million. As part of the Agreement, the Company and the Bank agreed that, thereafter the Bank would not extend any new, or rollover any existing, forward contract under such facility, effectively terminating the facility on a rolloff basis. The Company had no borrowings outstanding under its $1.0 million overdraft line with Barclays Bank PLC as of September 30, 1997.

     In July 1997, the Company obtained a credit facility from ASB Bank through its Prestige Marketing Limited subsidiary (collectively with Prestige Marketing International Limited, "Prestige") consisting of a working capital facility (overdraft and letter of credit) of $1.0 million New Zealand dollars (approximately $.7 million US dollars) and a short term loan of $4.3 million New Zealand dollars (approximately $2.8 million US dollars). At September 30, 1997, the Company had no amounts outstanding under the working capital facility and $4.3 million New Zealand dollars under the short term loan. The working capital facility is due on demand, bears interest at the ASB Bank Banking Business Rate (BBBR rate) plus 1% payable monthly, and expires on February 15, 1998. The short term loan bears interest at the BBBR rate plus 2% and matures on January 24, 1998. Under the facility, Prestige is subject to certain financial covenants including tangible net worth and working capital minimums and various financial ratios and the Company is limited in its ability to obtain future financing from Prestige.

     The Company's remaining debt consists of a note payable to Edmark Industries in the amount of $1,050,000 (original amount of $1,400,000) relating to the settlement of a legal case in fiscal year 1997. Payment terms are $50,000 per month plus 8% interest. The remaining debt of $1.1 million relates to capital leases and two notes payable in connection with various prior year acquisitions.

6.   Equity Financing

     On September 18, 1997, the Company sold to two institutional investors (the "Series C Investors") 20,000 shares of its Series C Convertible Preferred Stock, $.01 par value per share (the "Series C Preferred Stock") with a face value of $1,000 per share for an aggregate purchase price of $20.0 million. The Series C Preferred Stock has a four year term and is automatically converted into the Company's common stock at maturity. Each share of Series C Preferred Stock is convertible at the holder's option into such number of shares of the Company's common stock, as is determined by dividing the face value ($1,000) of the Series C Preferred Stock (plus a 6% per annum premium accrued as of the conversion date) by (i) if the conversion occurs on or before March 17, 1998, a conversion price equal to $6.06 per share (subject to adjustment), or (ii) in the case of conversion after March 18, 1998, a conversion price equal to the lower of $6.06 per share and the lowest daily volume weighted average sale price during the 5 days immediately prior to such conversion. The $6.06 conversion price was based on 120% of the volume weighted average sales price on the date of issuance of the Series C Preferred Stock. If converted at September 30, 1997, the Series C

     Preferred Stock would be convertible into approximately 3,300,330 shares of common stock. Depending on market conditions at the time of conversion, the number of shares issuable could prove to be significantly greater in the event of a decrease in the trading price of the Company's common stock. In connection with the issuance of the Series C Preferred Stock, the Company issued warrants (the "Series C Warrants") to purchase an aggregate of 989,413 shares of the Company's common stock to the Series C Investors. The Series C Warrants are exercisable until September 17, 2002 at an exercise price of $6.82 per share of the Company's common stock (subject to adjustment). The exercise price of $6.82 per share represents 135% of the volume weighted average price at the date of issuance of the Series C Preferred Stock. The Series C Preferred Stock carries a 6% annual premium payable in cash or common stock, at the Company's option, at the time of conversion. The premium is being recorded as a deemed dividend from the date of issuance to the date of conversion, solely for the purpose of calculating earnings per share. During the three months ended September 30, 1997 the Company recognized approximately $43,000 as a deemed dividend.

     Except under limited circumstances, no holder of the Series C Preferred Stock and Series C Warrants is entitled to convert or exercise such securities to the extent that the shares to be received by such holder upon such conversion or exercise would cause such holder to beneficially own more than 4.9% of the Company's common stock.

     The Series C Preferred Stock carries no voting power except as otherwise provided by Delaware General Corporation Law. Its liquidation preference is equal to the face amount ($1,000 per share) plus any accrued premiums, and it ranks prior to the Company's common stock and Series A Junior Participating Preferred Stock and junior to the Company's Series B Convertible Preferred Stock.

     The Company has reserved 10.0 million shares of common stock for issuance in connection with the conversion of the Series C Preferred Stock and exercise of the Series C Warrants.


7.   Subsequent Events

     Subsequent to September 30, 1997, the Company and its President and Chief Executive Officer reached agreement in principle concerning certain terms of his employment, which agreements are currently being reduced to writing. The agreement provides for the issuance of options to acquire 750,000 shares of the Company's common stock with an initial exercise price of $4.75. During the three month period ended September 30, 1997, the Company recorded approximately $25,000 in compensation expense related to these options. In addition, the agreement provides that, upon the occurance of certain triggering events (such as a sale or merger of the Company, or significant investment) to be defined in the written agreement being prepared, the executive can realize a reduction of up to an aggregate of $3.0 million in the exercise price of his options. This charge will be recognized from the date of the agreement through June 30, 1998. The ultimate aggregate non-cash charge, if any, will be determined based upon whether a triggering event occurs by June 30, 1998, the expiration date for that provision of the agreement, and the market price or sale price of the Company's common stock upon the occurrence of a triggering event.

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

Results of Operations

The Company's operating results for the six months ended September 30, 1996 include the operating results of certain of the Company's operating subsidiaries, namely Positive Response Television, Inc. ("PRTV") from May 17, 1996 (date of acquisition) to September 30, 1996, and Prestige and Suzanne Paul Holdings Pty Limited and its operating subsidiaries (collectively "Prestige") from July 2, 1996 (date of acquisitions) to September 30, 1996.

The following table sets forth the operating data of the Company as a percentage of net revenues for the periods indicated below:



                                                     Three Months Ended                 Six Months Ended
                                                       September 30,                      September 30,
                                               ------------------------------     -----------------------------
                                                    1997             1996             1997             1996
                                               --------------    ------------     ------------     ------------
Statement of Operations Data:
Net Revenues                                           100.0%          100.0%           100.0%       100.0%
Operating costs and expenses:
   Media purchases                                      32.2%           34.2%            33.5%        34.3%
   Direct costs                                         67.6%           45.7%            64.2%        47.3%
   Selling, general and administrative                  25.1%           12.0%            23.4%        11.1%
   Interest expense                                      2.4%            0.4%             1.6%         0.3%
                                               --------------    ------------     ------------     ------------
      Total operating costs and expenses               127.3%           92.3%           122.7%        93.0%
Income before income taxes                             (27.3%)           7.7%           (22.7%)        7.0%
Income taxes                                             0.0%            2.7%             0.3%         2.4%
                                               --------------    ------------     ------------     ------------
Net income                                             (27.3%)           5.0%           (23.0%)        4.6%
                                               ==============    ============     ============     ============



Three months ended September 30, 1997 compared to September 30, 1996

Net Revenues

Net revenues were $54.6 million for the three months ended September 30, 1997 as compared to $99.7 million for the three months ended September 30, 1996, a decrease of $45.1 million or 45.2%.

Domestic net revenues for the three months ended September 30, 1997 were $15.6 million as compared to $52.7 million for the three months ended September 30, 1996, a decrease of $37.1 million or 70.4%. This decrease was a result of the lack of continuing significant revenue streams relating to products being distributed during the prior quarter and the Company's inability to fully realize the benefits of two new shows which tested successfully during the current period. Due to manufacturing/sourcing difficulties, these shows did not contribute significantly to revenues until very late in the quarter ended September 30, 1997. In addition, the quarter ended September 30, 1996 included strong revenues relating to the Ab Roller Plus, especially revenues relating to retail and print sales. The Ab Roller Plus accounted for approximately 46% of domestic net revenues in the three months ended September 30, 1996; including approximately $8.6 million of retail royalties. Approximately 44% of net revenues for the three months ended September 30, 1997 were generated by sales of the Company's Great North American Slim Down product. Current period domestic net revenues were also unfavorably impacted by an increased return rate, relating principally to the Company's Great North American Slim Down product.

International net revenues for the three months ended September 30, 1997 were $39.0 million as compared to $47.0 million for the three months ended September 30, 1996, a decrease of $8.0 million or 17.0%. The majority of this decrease was due to the approximate 52% decline in revenues earned in the Asian marketplace, of which approximately 8% was due to currency devaluation. The Company believes that this decline was the result of increased competition from traditional programming and other infomercial competitors and the fact that additional Japanese airtime was not obtained in the quantity or as quickly as anticipated. In addition, the Company's Asian revenues were negatively impacted by the economic downturn being experienced throughout that region. The Company's South Pacific revenues and operating results were negatively impacted in the three months ended September 30, 1997 due to significant returns associated with its Fitness Strider product. All of these factors are expected to have a continuing impact on third quarter revenues in these regions.

Operating Costs

Total operating costs and expenses were $69.5 million for the three months ended September 30, 1997 as compared to $92.0 million for the three months ended September 30, 1996, a decrease of $22.5 million or 24.5%. This decline was due principally to the 45.2% decline in net revenues.

Media Purchases

Media purchases were $17.6 million (net of $.5 million in media sales) for the three months ended September 30, 1997 as compared to $34.1 million (net of $2.1 million in media sales) for the three months ended September 30, 1996, a decrease of $16.5 million or 48.4%. This decrease was directly related to the 45.2% decline in net revenues. The ratio of media purchases to net revenues improved to 32.2% for the three months ended September 30, 1997 from 34.2% for the three months ended September 30, 1996. A higher domestic ratio in the current quarter was offset by the favorable impact of a higher percentage of revenues being earned in the international marketplace in which media rates are generally more favorable. Recent trends indicate an increase in international media rates due to increased competition and a trend towards minimum guarantees of media purchases.

Direct Costs

Direct costs consist of the cost of materials, freight, infomercial production, commissions and royalties, order fulfillment, in-bound telemarketing, credit card authorization, warehousing and profit participation payments. Direct costs were $36.9 million for the three months ended September 30, 1997 as compared to $45.6 million for the three months ended September 30, 1996, a decrease of $8.7 million or 19.1%, primarily related to the decrease in net revenues. As a percentage of net revenues, direct costs were 67.6% for the three months ended September 30, 1997 and 45.7% for the three months ended September 30, 1996. Direct costs as a percentage of net revenues increased in both the domestic and international marketplace. Domestically, the ratio was unfavorably impacted by the 70.4% decrease in net revenues. The lower volume, coupled with certain fixed costs associated with the Company's fulfillment operations and a significant increase in the domestic return rate, negatively impacted the ratio. The three months ended September 30, 1996 benefited from retail royalties ($0 for September 30, 1997 as compared to $8.6 million for September 30, 1996) which carry minimal direct costs. Internationally, a change in product mix, higher licensee and other non-infomercial type revenues (which carry higher direct costs), and increased show customization costs adversely affected the ratio. In Japan, fulfillment and warehousing costs increased as a percentage of revenues as a result of the lower sales volume and higher inventory levels, respectively.

Selling, General and Administrative

Selling, general and administrative expenses were $13.7 million for the three months ended September 30, 1997 as compared to $12.0 million for the three months ended September 30, 1996, an increase of $1.7 million or 14.2%. The increase was primarily a result of higher professional fees, including $400,000 paid to a management/financial consulting firm retained at the request of the Bank, whose services were completed as of September 30, 1997, increased depreciation primarily associated with the Company's new MIS system and higher occupancy expense, primarily due to the Company's new California office. Selling, general and administrative expenses as a percentage of net revenues increased from 12.0% for the three months ended September 30, 1996 to 25.1% for the three months ended September 30, 1997 due to the aforementioned cost increases combined with the 45.2% decrease in net revenues.

Interest Expense

Interest expense was approximately $1.3 million for the three months ended September 30, 1997 compared to $.4 million for the three months ended September 30, 1996, an increase of $.9 million. This increase was primarily due to the write-off, in connection with the Agreement referred to in Note 5 to the financial statements, of the $.6 million unamortized portion of the loan discount related to the Term Loan, and an increase in the Company's average outstanding indebtedness from approximately $10.6 million during the second quarter of fiscal 1997 to approximately $27.1 million during the second quarter of fiscal 1998.

Income Taxes

The Company recorded minimal income tax expense for the three months ended September 30, 1997 resulting from tax liabilities generated on its Asian and South Pacific profits. Income tax benefits have not been recorded during the current quarter on domestic and European losses. These benefits will be recorded when realized, reducing the effective tax rate on future domestic and European earnings. This compares to approximately $2.6 million of income tax expense recorded for the second quarter of fiscal 1997, a 34.5% effective tax rate.

Net Income

The Company incurred a net loss of $14.9 million for the three months ended September 30, 1997 compared to net income of $5.0 million for the three months ended September 30, 1996.

Six months ended September 30, 1997 compared to September 30, 1996

Net Revenues

Net revenues were $121.7 million for the six months ended September 30, 1997 as compared to $209.0 million for the six months ended September 30, 1996, a decrease of $87.3 million or 41.7%.

Domestic net revenues for the six months ended September 30, 1997 were $42.2 million as compared to $128.3 million for the six months ended September 30, 1996, a decrease of $86.1 million or 67.1%. This decrease was due primarily to the Ab Roller Plus performing strongly in the six months ended September 30, 1996 on television and in print and retail. The Ab Roller Plus accounted for approximately 62% of domestic net revenues in the six months ended September 30, 1996. Approximately 45% of the net revenues for the six months ended September 30, 1997 were generated by sales of the Company's Great North American Slim Down product. The decrease in net revenues was also due to the Company's inability to roll out enough new successful shows during the period to match the success of the Company's Ab Roller Plus show during the same period in the prior fiscal year. The shows planned to be rolled out were delayed due to show production delays, to product manufacturing/sourcing difficulties, and to the Company's tight cash position which affected, among other things, inventory purchasing and media acquisition. Certain new shows began to be aired late in the second quarter of fiscal 1998, and minimally impacted net revenues for the six month period. Current period domestic net revenues were also unfavorably impacted by an increased return rate.

International net revenues for the six months ended September 30, 1997 were $79.5 million as compared to $80.7 million for the six months ended September 30, 1996, a decrease of $1.2 million or 1.5%. The current year included six months of revenues from the Prestige and Suzanne Paul acquisitions compared to approximately three months in the prior year; as well as a 13.3% increase in European net revenues due to expansion in Eastern Europe. These increases offset the approximate 42.2% decline in revenues generated in the Asian marketplace. This decline is a result of increased competition from traditional programming and other infomercial competitors and the fact that additional Japanese airtime was not obtained in the quantity or as quickly as anticipated. In addition, the Company's Asian revenues were negatively impacted by the recent economic downturn in that region. This is expected to continue to have an adverse impact in the coming quarter in this region.

Operating Costs

Total operating costs and expenses were $149.3 million for the six months ended September 30, 1997 as compared to $194.3 million for the six months ended September 30, 1996, a decrease of $45.0 million or 23.1%. This is due to the 41.7% decline in net revenues.

Media Purchases

Media purchases were $40.8 million (net of $1.0 million in media sales) for the six months ended September 30, 1997 as compared to $71.6 million (net of $3.5 million in media sales) for the six months ended September 30, 1996, a decrease of $30.8 million or 43.0%. This decrease was directly related to the 41.7% decline in net revenues. The ratio of media purchases to net revenues improved slightly to 33.5% for the six months ended September 30, 1997 as compared to 34.3% for the six months ended September 30, 1996. A higher domestic ratio in the current six months resulted mainly from the absence of retail royalties compared to the same period of fiscal 1997. Retail royalties carry no direct media costs and therefore produce a more favorable ratio. This increase was offset by the favorable impact of a higher percentage of revenues being earned in the international marketplace in which media rates are generally more favorable.

Direct Costs

Direct costs were $78.1 million for the six months ended September 30, 1997 as compared to $98.8 million for the six months ended September 30, 1996, a decrease of $20.7 million or 20.9%, primarily related to the decrease in net revenues. As a percentage of net revenues, direct costs were 64.2% for the six months ended September 30, 1997 and 47.3% for the six months ended September 30, 1996. Direct costs as a percentage of net revenues increased in both the domestic and international marketplace. Domestically, the ratio was unfavorably impacted by the 67.1% decrease in net revenues. The lower volume, coupled with certain fixed costs associated with the Company's fulfillment operations and a significant increase in the domestic return rate, negatively impacted the ratio. The six months ended September 30, 1996 benefited from retail royalties ($0 for September 30, 1997 as compared to $13.8 million for September 30, 1996) which carry minimal direct costs. Internationally, a change in product mix, higher licensee and other non-infomercial type revenues which carry higher direct costs, and increased show customization costs adversely affected the ratio. In Japan, fulfillment and warehousing costs increased as a percentage of revenues as a result of the lower sales volume and higher inventory levels, respectively.

Selling, General and Administrative

Selling, general and administrative expenses were $28.5 million for the six months ended September 30, 1997 as compared to $23.1 million for the six months ended September 30, 1996, an increase of $5.4 million or 23.0%. In excess of $2.5 million of the increase relates to selling, general and administrative expenses associated with the operations of Prestige which was acquired in July of 1996 resulting in three months of expense in the six month period of fiscal year 1997 compared to the six months during the current fiscal year. In addition, the current period includes $1.5 million of goodwill amortization, as compared to only $1.0 million in the prior period. The increase is due to the current year containing a full six months of expense compared to partial expense during the prior six months period in which the Company purchased PRTV and Prestige. The remainder of the increase was primarily a result of higher professional fees, increased depreciation expense primarily associated with the Company's new MIS system, and higher occupancy expense. Selling, general and administrative expenses as a percentage of net revenues increased from 11.1% for the six months ended September 30, 1996 to 23.4% for the six months ended September 30, 1997 due to the aforementioned cost increases combined with the 41.7% decrease in net revenues.

Interest Expense

Interest expense was approximately $1.9 million for the six months ended September 30, 1997 compared to $.7 million for the six months ended September 30, 1996, an increase of $1.2 million. This increase was primarily due to the write-off of the $.6 million unamortized portion of the loan discount on the Term Loan in the second quarter of fiscal 1998, and an increase in the Company's average outstanding indebtedness from approximately $8.3 million during the six months ended September 30, 1996 to approximately $24.9 million during the six months ended September 30, 1997.

Income Taxes

The Company recorded income tax expense of approximately $.3 million for the six months ended September 30, 1997 resulting from tax liabilities generated on its Asian and South Pacific profits. Income tax benefits have not been recorded during the current period on domestic and European losses. These benefits will be recorded when realized, reducing the effective tax rate on future domestic and European earnings. This compares to approximately $5.1 million of income tax expense recorded for the six months ended September 30, 1996, a 35.0% effective tax rate.

Net Income

The Company incurred a net loss of $27.9 million for the six months ended September 30, 1997 compared to net income of $9.4 million for the six months ended September 30, 1996.

Liquidity and Capital Resources

The Company's working capital was $24.0 million at September 30, 1997 compared to working capital of $19.8 million at March 31, 1997, an increase of $4.2 million. The Company met its current period cash needs primarily through its cash flow from borrowings, liquidation of accounts receivable and inventory and an equity infusion of $20.0 million which occurred late in the second quarter. Operating activities for the six months ended September 30, 1997 resulted in a use of cash of $11.7 million. The Company's cash flow from operations in the six months ended September 30, 1997 was adversely affected by the net loss of approximately $27.9 million.

Consolidated accounts receivable decreased by $12.4 million, or 30.8%, primarily due to the decrease in domestic accounts receivable. This decrease was principally due to the 67.1% decrease in revenues in the month of September 1997 as compared to the month of March 1997, and a $7.0 million reduction in the installment receivable balance due to the continued decline in domestic net revenues.

On September 18, 1997 the Company sold to two institutional investors 20,000 shares of Series C Convertible Preferred Stock (as more fully described in Note
6), which included the issuance of warrants to acquire 989,413 shares of the Common Stock. This transaction generated proceeds of approximately $19.8 million, net of approximately $200,000 in offering costs. At the present date, the Series C Preferred Stock would be convertible into 3,300,330 shares of the Common Stock. The proceeds from this transaction are primarily being used for working capital purposes, a portion of which was used to repay accounts payable at September 30, 1997.

In September 1997, the Company also reached an agreement (the "Agreement") with its principal lender for the extension of its principal credit facility through December 31, 1998. The Company's $20.0 million Line has been reduced to $19.475 million, with the maximum amount of cash advances outstanding under the Line limited to $19.0 million, and the maximum amount of outstanding letters of credit limited to $5.0 million. In connection with the extension the interest rate on the Company's Line and Term Loan were increased from prime and prime plus .5%, respectively, to prime plus 3.0%. The payment of the Company's Term Loan was restructured on a basis more favorable to the Company as follows:
$50,000 per month from December 1, 1997 to March 1, 1998; $800,000 on April 1, 1998; and $1.0 million on each of December 1, 1998, 1999 and 2000. The Agreement also contains certain financial covenants including tangible net worth and working capital minimums and other financial ratios with which the Company must be in compliance on a quarterly basis through December 31, 1997 and on a continuous basis during the remainder of the term. Certain violations may trigger an increase in the interest rate of 1.0% and/or an event of default. As previous defaults under the old facility have been waived, $3.0 million of the $4.0 million Term Loan has been classified as long term debt at September 30, 1997. The Line and Term Loan are secured by a lien on substantially all the assets of the Company and its subsidiaries, excluding the assets of Prestige which are pledged to ASB Bank. Such lien on certain non-domestic assets of the Company is subordinated to a lien held by Barclays Bank PLC. The Company has an overdraft line of approximately $1.0 million with Barclays, which was unused at September 30, 1997.

In July 1997, the Company obtained a credit facility from ASB Bank through its Prestige subsidiary consisting of a working capital facility (overdraft and letter of credit) of $1.0 million New Zealand dollars (approximately $.7 million US dollars) and a short term loan of $4.3 million New Zealand dollars (approximately $2.8 million US dollars). The working capital facility is due on demand, bears interest at the ASB Bank Banking Business Rate (BBBR rate) plus 1% payable monthly, and expires on February 15, 1998. The short term loan bears interest at the BBBR rate plus 2% and matures on January 24, 1998. Amounts outstanding under short term loan totalled $4.3 million New Zealand dollars at September 30, 1997. The working capital facility was not utilized at September 30, 1997. Under the facility, Prestige is subject to certain financial covenants including tangible net worth and working capital minimums and various financial ratios and the Company is limited in its ability to obtain future financing from Prestige.

The Company's international revenues are subject to foreign exchange risk. To the extent that the Company incurs local currency expenses that are based on locally denominated sales volume (order fulfillment and media costs), this exposure is reduced significantly. The Company monitors exchange rate movements and can protect short term cash flows through the use of options and/or forward contracts when appropriate. Until July 1997, the Company maintained a foreign exchange line with its principal lender for such purposes. Pursuant to the Agreement described in Note 5 to the financial statements, the Company and the Bank agreed to terminate the foreign exchange line on a run off basis. The results of the Company's hedge did not have a material impact in the current six month period. The Company's future ability to hedge may be negatively impacted as a result of its tight cash position. All forward contracts must now be cash collateralized. In the long term, the Company has the ability to change prices in a timely manner in order to react to major currency fluctuations; thus reducing the risk associated with local currency movements. The Company is currently revising its pricing in the Far East in an effort to offset the recent significant currency devaluation. However, the Company still expects that the currency devaluation and the economic downturn being experienced in this region will have a negative impact on the Company's operating results and cash flows in the third quarter. Currently, the Company's two major foreign currencies are the German deutsch mark and the Japanese yen, each of which has been subject to significant recent fluctuations.

During July 1996, the Company acquired two direct response marketing companies, Prestige and Suzanne Paul. The aggregate consideration paid by the Company for Prestige and Suzanne Paul was approximately $21.7 million in a combination of cash, a note payable and Common Stock. Included in the Prestige and Suzanne Paul acquisition agreements were provisions concerning the future payment of additional purchase price, up to an aggregate of an additional $5.0 million in the Company's Common Stock, valued at then present market prices, in 1997 and 1998, contingent upon the levels of net income achieved in those years by Prestige and Suzanne Paul. During the quarter ended September 30, 1997, the Company amended the acquisition agreements which accelerated the $5.0 million contingent purchase price amount and revised certain other provisions of the agreements. In connection with such amendments, the Company issued 909,091 shares of the Company's Common Stock to the principals of these entities based on the closing price of the Company's Common Stock on the New York Stock Exchange on July 16, 1997. This additional amount represents an increase in the purchase price and is included in goodwill.

The decrease in other assets at September 30, 1997 was a result of payment of $3.0 million from an escrow account in connection with the Ab Roller settlement (as more fully described in Note 4) and the sale of the Company's investment in Earthlink for approximately $1.0 million.

The Company has retained Lehman Brothers, as a financial advisor, to assist it in continuing discussions regarding potential strategic partnerships and other matters with interested parties. On November 7, 1997, the Company confirmed that it is actively pursuing a strategic partnership or merger but also cautioned that it can give no assurance regarding the completion of any such transaction.

The Company's cash position continues to be pressured as a result of the losses incurred in the first half of fiscal 1998 and the continued downturn in both Japanese and domestic revenues. While the Company anticipates showing significant improvement in its operating results, it expects to report a net loss for the third quarter of fiscal year 1998. While benefitting from the proceeds of the recent preferred stock offering, the extension of its credit facility with its principal lender and its strategy, which focuses on cost reductions, the restructuring of PRTV and the re-negotiation of a number of its media contracts to terms that are more favorable to the Company, the Company's ability to continue as a going concern is dependent on its ability to implement certain plans and actions designed to rebuild its business, including the introduction of successful new shows, to return the Company to profitability, and to improve its liquidity. No assurance can be given that any of these actions will be successful.

Part II.  Other Information

Item 1.  Legal Proceedings

The information contained in Note 4 (Contingent Matters) to the Condensed Consolidated Financial Statements in Part I of this report is incorporated herein by reference. Certain of the matters referred to in Note 4 (Contingent Matters) have been the subject of disclosure in prior reports on Form 10-Q and/or 10-K.

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


Item 2.  Changes in Securities and Use of Proceeds

On September 18, 1997, the Company issued and sold an aggregate of 20,000 shares of its Series C Preferred Stock to the Series C Investors. The Company completed the offering of the Series C Preferred Stock in reliance upon an exemption from registration provided by Regulation D as promulgated by Securities and Exchange Commission under the Securities Act of 1933, as amended.

The Series C Preferred Stock has a four year term and is automatically converted into common stock at maturity. Each share of Series C Preferred Stock is convertible into such number of shares of the Company's common stock, as is determined by dividing the stated value ($1,000) of the Series C Preferred Stock (plus a 6% per annum premium accrued as of the conversion date) by (i) if the conversion occurs on or before March 17, 1998, a conversion price equal to $6.06 per share (subject to adjustment), or (ii) in the case of conversion after March 18, 1998, a conversion price equal to the lower of $6.06 per share and the lowest daily volume weighted average sale price during a specified trading period immediately prior to such conversion. The $6.06 conversion price was based on 120% of the volume weighted average sales price on the date of issuance of the Series C Preferred Stock. If converted at September 30, 1997, the Series C Preferred Stock would be convertible into approximately 3,300,330 shares of common stock. Depending on market conditions at the time of conversion, the number of shares issuable could prove to be significantly greater in the event of a decrease in the trading price of the Company's common stock. In connection with the issuance of the Series C Preferred Stock, the Company issued the Series C Warrants to purchase an aggregate of 989,413 shares of the Company's common stock to the Series C Investors. The Series C Warrants are exercisable until September 17, 2002 at an exercise price of $6.82 per share of the Company's common stock (subject to adjustment). The exercise price of $6.82 per share represents 135% of the volume weighted average price at the date of issuance of the Series C Preferred Stock. The Series C Preferred Stock carries a 6% annual premium payable in cash or common stock, at the Company's option, at the time of conversion. The premium is being recorded as a deemed dividend from the date of issuance to the date of conversion, solely for the purpose of calculating earnings per share. During the three months ended September 30, 1997 the Company recognized approximately $43,000 as a deemed dividend.

Item 6.  Exhibits and Reports on Form 8-K

(a)      The following exhibits are included herein:

          4.1 Amendment No. 5 to Rights Agreement, dated as of August 14, 1997, between Registrant and ChaseMellon Shareholder Services, LLC.

          10.1 Employment Agreement, dated May 12, 1997, by and between Registrant and Paul R. Brazina.

          10.2 Facility Agreement, dated July 23, 1997, between ASB Bank Limited and Prestige Marketing Limited.

          10.3 Short Term Facility, dated May 19, 1997, between Quantum International Limited and Barclays Bank PLC.

          10.4 Amended and Restated Loan and Security Agreement, dated June 26, 1996, by and between Registrant, Quantum North America, Inc., Quantum International Limited, Positive Response Television, Inc. and DirectAmerica Corporation and Meridian Bank.

          10.5 Loan Modification Agreement, dated September 18, 1997, by and between Registrant, Quantum North America, Inc., Quantum International Limited, Positive Response Television, Inc. and DirectAmerica Corporation and Corestates Bank, N.A.

          10.6 Agreement, dated as of July 16, 1997, by and among Registrant, Paul Meier, Suzanne Kilworth, Alan Meier and Tancot Pty Limited.

          10.7 Agreement, dated as of July 16, 1997, by and among Registrant, Paul Meier, Suzanne Kilworth, Alan Meier, P&S Holdings Limited (formerly known as Prestige Marketing Holdings Limited).

          11.1 Statement Re: Computation of Per Share Earnings.

          27.1 Financial Data Schedule.

(b) The Company filed the following Current Reports on Form 8-K during the three month period ended September 30, 1997:

         The Company filed a Current Report on Form 8-K, dated September 18, 1997, reporting the completion of a private placement of $20 million of the Company's Series C Convertible Preferred Stock.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              NATIONAL MEDIA CORPORATION
                              Registrant



Date: November 14, 1997       /s/ Robert N. Verratti
                              ------------------------------------------------
                              Robert N. Verratti
                              President, Chief Executive Officer and Director





Date: November 14, 1997       /s/ Paul R. Brazina
                              ------------------------------------------------
                              Paul R. Brazina
                              Vice President and Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.
-----------


    4.1 Amendment No. 5 to Rights Agreement, dated as of August 14, 1997, between Registrant and ChaseMellon Shareholder Services, LLC.

    10.1 Employment Agreement, dated May 12, 1997, by and between Registrant and Paul R. Brazina.

    10.2 Facility Agreement, dated July 23, 1997, between ASB Bank Limited and Prestige Marketing Limited.

    10.3 Short Term Facility, dated May 19, 1997, between Quantum International Limited and Barclays Bank PLC.

    10.4 Amended and Restated Loan and Security Agreement, dated June 26, 1996, by and between Registrant, Quantum North America, Inc., Quantum International Limited, Positive Response Television, Inc. and DirectAmerica Corporation (without exhibits).

    10.5 Loan Modification Agreement, dated September 18, 1997, by and between Registrant, Quantum North America, Inc., Quantum International Limited, Positive Response Television, Inc. and DirectAmerica Corporation.

    10.6 Agreement, dated as of July 16, 1997, by and among Registrant, Paul Meier, Suzanne Kilworth, Alan Meier and Tancot Pty Limited.

    10.7 Agreement, dated as of July 16, 1997, by and among Registrant, Paul Meier, Suzanne Kilworth, Alan Meier, P&S Holdings Limited (formerly known as Prestige Marketing Holdings Limited).

    11.1    Statement Re: Computation of Per Share Earnings.

    27.1    Financial Data Schedule.