Form 10-K405/A
period 1997-03-31
NATIONAL MEDIA CORP
filed 1998-01-09
CIK 70412

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------
                              Amendment No. 2 on
                                  FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

For the fiscal year ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED].

For the transition period from _______________ to _______________

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

                      Name of each exchange on which registered:

Title of Each Class:                         New York Stock Exchange
Common Stock, par value $.01 per share       Philadelphia Stock Exchange

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

* Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers and directors of the Registrant, without conceding that all such persons are "affiliates" of the Registrant for purposes of the federal securities laws, but including the shares beneficially owned by others listed on the "Security Ownership of Certain Beneficial Owners" table included in Registrant's proxy statement. Based upon a market value per share of $7.375, which was the closing price of the Company's Common Stock on the New York Stock Exchange on May 30, 1997.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

                                     PART I

ITEM 1. BUSINESS

    National Media is a global leader in the use of direct response transactional television programming, known as infomercials, to market consumer products. National Media makes infomercial programming available to more than 370 million households in 70 countries worldwide.

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

    LEVERAGING GLOBAL PRESENCE. The Company is continuing its efforts to expand its position as a worldwide leader in infomercial programming. Through its existing media access and order fulfillment operations, the Company has the ability to deliver infomercial programming and products to over 370 million households worldwide. The Company intends to continue to explore new ways to effectively utilize and leverage this worldwide distribution, reach and capability, possibly, by offering such capability to other consumer distributors; by entering into alliances with companies that need or desire to reach the worldwide households that the Company's programming reaches; and by taking advantage of the product/ brand awareness created by its programming in other methods of consumer distribution, etc. In addition, the Company intends to more aggressively utilize its assets such as its customer lists in order to realize the true value thereof.

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

    The Company leases approximately 10,800 square feet of office space in London, England. The lease expires in February 2001. The lease requires annual rent payment of L254,905 ($404,662 as of March 31, 1997) for fiscal year 1998 and L269,436 ($427,730 as of March 31, 1997) thereafter. Additionally, pursuant to the terms of such lease, the Company must pay a basic service charge for services provided by the landlord. For the fiscal year ended March 31, 1997, the Company paid a basic service charge of L67,449 ($107,075 as of March 31, 1997).

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

    The Company has recently been involved in active negotiations with the other parties to the action to settle this matter prior to trial. It is not yet certain whether such negotiations will result in a mutually agreeable settlement. The Company believes that it has made adequate provision for this matter.

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

EDMARK INDUSTRIES LITIGATION

    In February 1996, prior to the acquisition of PRTV by the Company, Edmark Industries ("Edmark"), a supplier of the Super Slicer kitchen product, filed suit in the U.S. District Court for the Southern District of Texas against PRTV and the retail distributor of the product, alleging certain breach of contract, false advertising and copyright infringement claims in connection with the marketing of such product. Pursuant to PRTV's agreement with the retail distributor, PRTV defended such distributor and such distributor's retail customers in connection with this suit. In November 1996, the Court provided injunctive relief to the plaintiff on the issues of copyright infringement and false advertising. The action was settled in April 1997 upon the payment by the Company, on behalf of PRTV, of $200,000, in cash, at closing, a $200,000 note payable, on June 30, 1997, the issuance of a note requiring the payment of $50,000 per month for 24 months beginning July 31, 1997, with interest at 8%, and certain other nonmaterial matters. The Company recorded a charge of $2,656,000 during the fourth quarter of fiscal year 1997 in connection with this matter.

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

                                                                         FISCAL 1997                            FISCAL 1996
                                                         ---------------------------------  --------------------------------------
                                                                                    CASH                                   CASH
                                                                                  DIVIDENDS                              DIVIDENDS
QUARTER ENDED                                              HIGH        LOW        DECLARED        HIGH        LOW         DECLARED
------------------------------------------------------  ---------  ---------  ---------------  ---------  ---------   ------------

June 30...............................................   20 5/8      16               --         9 7/8      7 1/8             --
September 30..........................................   18          14 5/8           --         14 1/2     9 3/8             --
December 31...........................................   15 3/8      5 3/4            --         21         13 3/4            --
March 31..............................................   10 1/8      6 1/2            --         21 1/2     15                --


    The number of record holders of the Company's common stock on May 30, 1997 was approximately 860. The Company is currently restricted in its ability to pay dividends under the terms of its principal debt financing as more fully described in Note 5 to the consolidated financial statements.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                  FISCAL YEAR ENDED MARCH 31,
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                               ------------------------------------------------------------------
                                                      1997            1996        1995        1994        1993
                                               ------------------  ----------  ----------  ----------  ----------

Operating Data:
Net revenues.................................            $358,179  $  292,607  $  176,167  $  172,602  $  141,997
(Loss) income before income taxes............             (43,794)     20,104        (372)     (8,699)      6,335
Net (loss) income............................             (45,691)     16,579        (672)     (8,699)      6,259
                                                         --------  ----------  ----------  ----------  ----------

Net (loss) income per common share:
  Primary....................................               (2.07)        .74        (.05)       (.72)        .48
  Fully-diluted..............................               (2.07)        .71        (.05)       (.72)        .48
Cash dividends...............................                 --          --          --          --          --
                                                         --------  ----------  ----------  ----------  ----------

Weighted average number of shares
  Primary....................................              22,072      23,176      14,024      12,078      13,046
  Fully-diluted..............................              22,072      23,288      14,024      12,078      13,046
                                                         --------  ----------  ----------  ----------  ----------

Balance Sheet Information:
Working capital..............................            $ 19,768    $ 38,722     $22,081     $ 1,377     $ 7,995
Total assets.................................             165,632     116,548      64,143      47,475      46,771
Short-term debt(1)...........................              17,901         876         184       4,770       2,917
Long-term debt(2)............................                 959       4,054       3,613         448       1,090
Shareholders' equity.........................              88,560      56,462      26,625      10,571      17,630
                                                         --------  ----------  ----------  ----------  ----------
                                                         --------  ----------  ----------  ----------  ----------

------------------------

(1) Net of loan discount of $768 as of March 31, 1997.

(2) Net of loan discount of $1,251 and $1,650 as of March 31, 1996 and March 31, 1995, respectively.

(3) Fiscal 1997 includes the operating results of certain of the Company's operating subsidiaries, namely PRTV from May 17, 1996 forward and Prestige and Suzanne Paul from July 1, 1996 forward. In addition, the fiscal 1997 loss included $8.7 million in provisions for inventory obsolescence, $5.7 million in bad debt expense, $13.3 million in legal fees and settlements, $6.9 million of amortization primarily related to the new acquisitions, especially PRTV, and PRTV's significant operating loss, all as discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations. Fiscal 1995 included $5.3 million in expenses related to certain legal settlements and associated fees, $1.0 million in relocation costs, and $1.8 million in anti-takeover and aborted stock offering costs.

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

    The following table sets forth operating data of the Company as a percentage of net revenues for the periods indicated below.

                                                                                                YEARS ENDED MARCH 31,
                                                                                           -------------------------------
                                                                                             1997       1996       1995
                                                                                           ---------  ---------  ---------

Net Revenues.............................................................................      100.0%     100.0%     100.0%

Operating costs and expenses:
Media purchases..........................................................................       36.6       29.6       29.5
Direct costs.............................................................................       55.0       51.7       55.4
Selling, general and administrative......................................................       19.5       11.5       13.4
Severance expense for former executive officers..........................................        0.7     --            1.5
Interest expense.........................................................................        0.4        0.3        0.4
                                                                                           ---------  ---------  ---------

Total operating costs and expenses.......................................................      112.2       93.1      100.2
(Loss) income before income taxes........................................................      (12.2)       6.9       (0.2)
                                                                                           ---------  ---------  ---------

Net (loss) income........................................................................     (12.8)%       5.7%      (0.4)%
                                                                                           ---------  ---------  ---------
                                                                                           ---------  ---------  ---------

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

    MEDIA PURCHASES. Media purchases were $131.1 million (net of $22.0 million in media sales) in fiscal 1997 as compared to $86.5 million (net of $13.8 million in media sales) in fiscal 1996, an increase of $44.6 million or 51.6%, principally as a result of growth in revenues, higher U.S. media costs and the acquisitions completed in fiscal 1997. The ratio of media purchases to net revenues increased substantially from 29.6% in fiscal 1996 to 36.6% in fiscal 1997. This was primarily due to higher U.S. media costs; a higher percentage of the current year's net revenues being earned in the domestic marketplace where media costs are typically higher; the acquisitions of PRTV and Nancy Langston & Associates, Inc. ("Nancy Langston") which added significant blocks of media time which could not be sold or used profitably during the 1996 pre-
holiday period; the inability of the Company to deliver effective new shows on a timely basis and higher European media costs, primarily associated with the Eurosport satellite contract. In addition to the impact of the Eurosport contract, the Company's European operations were also negatively affected by a change in product mix to products with a lower average selling price, higher production costs and currency fluctuations. Fourth quarter domestic media management was negatively impacted by: a decline in the success rate of current year infomercials; loss of Fitness Flyer and Fitness Strider product airings due to litigation with Guthy Renker which was taking place during key fitness product sales months of January and February; increased domestic cancellation and return rates due to the aforementioned litigation and manufacturing/sourcing difficulties related to certain products; the lack of successful new shows; and the effect of the Company airing lead generation type shows, which typically have a higher advertising to sales ratio.

    DIRECT COSTS. Direct costs consist of the cost of materials, freight, infomercial production, commissions and royalties, order fulfillment, in-bound telemarketing, credit card authorization, warehousing and profit participation payments. Direct costs were $197.0 million in fiscal 1997 as compared to $151.2 million in fiscal 1996, an increase of $45.8 million or 30.3%. This increase was primarily a result of increased revenues and higher domestic direct costs in the second half of fiscal 1997. As a percentage of net revenues, direct costs were 55.0% in fiscal 1997 and 51.7% in fiscal 1996. Domestically, direct costs as a percentage of net revenues increased by
3.6 percentage points primarily due to an increased provision for obsolete stock of approximately $8.7 million in fiscal 1997 and a substantial increase in production expense during fiscal 1997. This was a result of a decline in the effectiveness of the Company's new shows which generated lower than expected revenues and profit margins, especially in the fourth quarter of fiscal 1997. Contributing factors to the reduced success rate on new shows were the failure of some new format type shows and the less than expected success of the introduction of new product categories. Of the 19 new or revised shows aired during the fourth quarter and late third quarter of fiscal 1997, 16 did not perform up to expectations. This resulted in approximately $3.3 million in write-offs of show production costs associated with PRTV. In addition, the lower domestic sales volume and higher backlog in the second half of fiscal 1997 resulted in an increase in domestic fulfillment costs. Telemarketing expenses also increased in the second half of fiscal 1997 as a result of new show formats being tested such as lead generation shows which require longer and more complicated telemarketing scripts and, therefore, higher telemarketing costs per inquiry. On an annual basis, these increases were partially offset by the favorable impact of retail royalties earned in fiscal 1997. These retail royalties carry very low cost of sales. Internationally, direct costs as a percentage of net revenues increased approximately 3.3 percentage points primarily due to higher product costs in Europe and Asia resulting from a change in product mix; increased provisions for obsolete stock, especially in the fourth quarter of fiscal 1997; and increased production expense resulting from an increase in the number of countries for which show customization was required. The increased provision for obsolete stock, especially in the Asian markets, was a result of the decline in revenues experienced in the latter portion of fiscal 1997. The lower than expected revenues resulted in the Company's existing inventory levels of multiple products being in excess of quantities needed to meet revised sales forecasts and thus required an addition to the obsolescence provision. Lower sales volume levels and higher inventory levels in Japan, particularly in the fourth quarter had a negative impact on certain minimum fulfillment and warehousing costs.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $69.8 million in fiscal 1997 as compared to $33.8 million in fiscal 1996, an increase of $36.0 million or 106.7%, primarily due to increases in compensation expense, legal fees and legal settlements, bad debt expense and amortization of goodwill. Compensation expense increased primarily to support the Company's continued global expansion. Current year acquisitions accounted for approximately 52.0% of the current year compensation expense increase. Legal expenses were $4.0 million and legal settlements were $9.3 million in fiscal 1997 as compared to $1.8 million and $0.1 million in fiscal 1996, respectively. The fourth quarter of fiscal 1997 included $2.6 million of legal fees and $9.3 million of legal settlements or reserves for legal settlements. This included significant amounts of PRTV legal fees and legal settlements related to matters prior to the Company's acquisition of PRTV. The fourth quarter also included legal fees incurred in connection with the Fitness Flyer litigation. Bad debt expense was $5.7 million in fiscal 1997 as compared to $1.2 million in fiscal 1996 and included approximately $3.8 million in the fourth quarter of fiscal year 1997, including a substantial portion related to the write-off of two specific customer accounts. During the fourth quarter of fiscal 1997, it became clear that the collectability of these receivables was impaired. The increase in bad debt expense in fiscal 1997 was primarily due to a provision of approximately $2.1 million made for the aforementioned two specific customers, higher write-offs of media receivables due to a change in credit terms and increased average multi-pay receivable balances. Amortization of goodwill increased from approximately $1.0 million in fiscal 1996 to $6.9 million in fiscal 1997, primarily due to the current year acquisitions of PRTV, Prestige, Suzanne Paul and Nancy Langston. The fourth quarter of fiscal 1997 also included a write-down of goodwill related to PRTV in the approximate amount of $4.4 million. Selling, general and administrative expenses as a percentage of net revenues increased from 11.5% in fiscal 1996 to 19.5% in fiscal 1997. Selling, general and administrative expenses as a percentage of net revenues were 44.9% in the fourth quarter of fiscal 1997 as compared to 11.5% in the fourth quarter of fiscal 1996. This increase was primarily a result of the aforementioned fourth quarter items and the 22.9% decrease in fourth quarter net revenues from fiscal 1997 to fiscal 1996.

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

    INCOME TAXES. The Company recorded income tax expense of approximately $1.9 million for fiscal 1997 resulting from tax liabilities relating to its profitable Asian and South Pacific operations. Income tax benefits have not been recorded in fiscal 1997 on domestic losses and fully reserved until realized. These benefits will be recorded when realized, reducing the effective tax rate on future domestic earnings. Income tax benefits have been recorded on European losses without being reserved. This compares to approximately $3.5 million of income tax expense recorded for fiscal 1996, a 17.5% effective tax rate.

   NET LOSS. The Company had a net loss of $45.7 million in fiscal 1997 as compared to net income of $16.6 million in fiscal 1996. This variance was primarily a result of losses incurred by its PRTV subsidiary and charges related to the following: excess and/or obsolete inventory; write-downs of production costs; legal fees; legal settlements; severance; and increased media costs.

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

    The Company's international revenues are subject to foreign exchange risk. To the extent that the Company incurs local currency expenses that are based on locally denominated sales volume (order fulfillment and media costs), this exposure is reduced significantly. The Company monitors exchange rate movements and will protect short term cash flows through the use of options and/or forward contracts when appropriate. During fiscal 1997, the Company realized a $2.1 million gain on its use of forward contracts in connection with its management of foreign exchange risk. The Company has a $50.0 million foreign exchange line for such purposes. In the long term, the Company has the ability to change prices in a timely manner in order to react to major currency fluctuations; thus reducing the risk associated with local currency movements. Currently, the Company's two major foreign currencies are the German deutsch mark and the Japanese yen, each of which has been subject to significant recent fluctuations.

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

    The Company is currently pursuing a business strategy which concentrates on targeted expansion and cost reduction and has taken the following steps to rebuild its business including:

  - Restructuring PRTV to focus more on effectively exploiting Mike Levey's on-air talents. Operations have now been reduced and refocused with a potential annualized saving in excess of $3.0 million.

  - Curtailing long-term or unprofitable media contracts which will result in a saving of at least $4.0 million on an annualized basis.

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

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                          FISCAL 1997 QUARTERS ENDED
                                                            -----------------------------------------------------
1997 FISCAL YEAR                                              JUNE 30    SEPTEMBER 30  DECEMBER 31   MARCH 31(1)
-----------------------------------------------------------  ----------  ------------  ------------  ------------
dollars in thousands, except per share data

Net revenues...............................................  $  109,300   $   99,656    $   70,842    $   78,381
Operating costs and expenses
  Media purchases..........................................      37,576       34,060        28,112        31,388
  Direct costs.............................................      53,241       45,557        38,934        59,240
  Selling, general and administrative......................      11,128       11,997        11,486        35,212
  Severance Expense........................................                                  1,100         1,400
Interest expense...........................................         305          408           414           415
  Total operating costs and expenses.......................     102,250       92,022        80,046       127,655
(Loss) income before income taxes..........................       7,050        7,634        (9,204)      (49,274)
Net (loss) income..........................................  $    4,550   $    4,994    $   (5,984)   $  (49,251)
Net (loss) income per share
  Primary..................................................  $      .18   $      .18    $     (.24)   $    (2.08)
  Fully-diluted............................................  $      .18   $      .18    $     (.24)   $    (2.08)

------------------------
(1) The quarter ended March 31, 1997 included legal settlements and fees of $11.9 million, provisions for bad debts of $3.8 million and $6.4 million for inventory obsolescence.

                                                                          FISCAL 1996 QUARTERS ENDED
                                                                -------------------------------------------------
1996 FISCAL YEAR                                                 JUNE 30   SEPTEMBER 30  DECEMBER 31    MARCH 31
--------------------------------------------------------------  ---------  ------------  ------------  ----------
dollars in thousands, except per share data

Net revenues..................................................  $  65,045   $   57,608    $   68,353   $  101,601
Operating costs and expenses
  Media purchases.............................................     20,683       17,272        19,602       28,961
  Direct costs................................................     33,983       29,664        34,378       53,173
  Selling, general and administrative.........................      7,029        6,695         8,318       11,730
Interest expense..............................................        240          233           246          296
                                                                ---------   ----------    ----------   ----------
  Total operating costs and expenses..........................     61,935       53,864        62,544       94,160
                                                                ---------   ----------    ----------   ----------
Income before income taxes....................................      3,110        3,744         5,809        7,441
                                                                ---------   ----------    ----------   ----------
Net income....................................................  $   2,602   $    3,145    $    4,932   $    5,900
                                                                ---------   ----------    ----------   ----------
                                                                ---------   ----------    ----------   ----------
Net income per share
  Primary.....................................................  $     .13   $      .15    $      .21   $      .24
  Fully-diluted...............................................  $     .13   $      .14    $      .20   $      .24

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The response to this Item is submitted in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    As of the date hereof, the directors and executive officers of the Company are:

NAME                                                       AGE                            POSITION
-----------------------------------------------------      ---      -----------------------------------------------------
Paul R. Brazina......................................      52        Vice President and Chief Financial Officer
Constantinos I. Costalas.............................      61        Vice Chairman of the Board of Directors, Director
Albert R. Dowden.....................................      56        Director
Michael J. Emmi......................................      55        Director
William M. Goldstein, Esq............................      61        Director
Frederick S. Hammer..................................      60        Chairman of the Board of Directors, Director
Robert E. Keith, Jr..................................      55        Director
John W. Kirby........................................      37        Executive Vice President of the Company and Chairman
                                                                     and Chief Executive Officer of DirectAmerica
Michael S. Levey.....................................      48        Executive Vice President of the Company and Chief
                                                                     Executive Officer of Positive Response Television
Ira M. Lubert........................................      47        Director
Brian McAdams........................................      55        Director
Paul Meier...........................................      41        Executive Vice President of the Company and Chief
                                                                     Executive Officer of Prestige Marketing Limited
                                                                     and Suzanne Paul Holdings Pty Limited
Warren V. Musser.....................................      70        Director
Brian J. Sisko.......................................      36        Senior Vice President, Chief Administrative Officer,
                                                                     Secretary and General Counsel
Robert N. Verratti...................................      54        President, Chief Executive Officer and Director
Jon W. Yoskin II.....................................      56        Director

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

    Mr. Sisko presently serves as a Senior Vice President, Chief Administrative Officer, Secretary and General Counsel of the Company. From January 1996 to January 1997, Mr. Sisko was Vice President/ Global Corporate Development of the Company. Prior to joining the Company, Mr. Sisko was a partner with Klehr, Harrison, Harvey, Branzburg & Ellers, Philadelphia, Pennsylvania, outside legal counsel to the Company.

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

                                   SUMMARY COMPENSATION TABLE

                                                                                                       LONG-TERM
                                                  ANNUAL COMPENSATION                                COMPENSATION
                                   --------------------------------------------------  -----------------------------------------
                                                                            OTHER      RESTRICTED  SECURITIES         ALL
            NAME AND                 FISCAL                                ANNUAL        STOCK     UNDERLYING        OTHER
       PRINCIPAL POSITION             YEAR        SALARY     BONUS(1)   COMPENSATION   AWARDS(2)     OPTIONS    COMPENSATION(3)
---------------------------------  -----------  ----------  ----------  -------------  ----------  -----------  ----------------
Mark P. Hershhorn(4)                     1997   $  542,022           0             0              0      250,000(5)  $    1,224,453
Former President and Chief               1996   $  439,964  $  195,464             0     $  195,476            0     $       11,642
Executive Officer                        1995   $  254,451           0             0              0      450,000     $        4,626

David Carman (6)                         1997   $  210,850           0     $  73,355(7)           0      250,000     $      310,679
Former Executive Vice President          1996   $  374,018  $  165,973     $  87,386(7)  $  165,957            0     $       53,058
of the Company, President and            1995   $  350,000           0     $ 132,495(7)           0            0     $       30,873
Chief Executive Officer of
Quantum and Director

Constantinos I. Costalas(8)              1997   $  318,078           0             0              0      250,000(9)  $        8,730
Vice Chairman of the Board               1996   $  212,500  $  159,198             0     $  159,209      140,000(9)  $        8,730
and Chief Operating Officer              1995   $   60,000           0             0              0            0     $        8,730

John W. Kirby(10)                        1997   $  300,000           0             0              0       30,000     $       32,255
Executive Vice President of              1996   $  133,957  $   42,972             0     $   42,966            0     $          996
the Company and Chairman
and Chief Executive Officer
of Direct America

Brian McAdams(11)                        1997   $  292,248           0             0              0      250,000     $      655,384
Director; Former Chairman                1996   $  287,496  $  213,911             0     $  213,906      210,000     $       11,376
of the Board and Chairman                1995   $   74,748           0             0              0       90,000     $        4,925
of the Executive Committee

------------------------
(1) Bonuses (which include cash payments and awards of Common Stock as set forth under Restricted Stock Awards) have been included in the year earned, portions of which were actually paid in the following fiscal year.

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

(9) In connection with the execution of an amendment to Mr. Costalas' employment agreement with the Company in April 1997, such options were subsequently cancelled and replaced by options to purchase 195,000 shares of Common Stock.

(10) Mr. Kirby joined the Company during the Company's 1996 fiscal year.

(11) Mr. McAdams became an executive officer of the Company in November 1994.

STOCK OPTIONS

    The following table sets forth certain information concerning options to purchase Common Stock of the Company granted to the executive officers named in the Summary Compensation Table in the fiscal year ended March 31, 1997.


                                                   OPTION GRANTS IN LAST FISCAL YEAR
                                                                                                       POTENTIAL REALIZABLE
                                                                                                             VALUE AT
                                                                                                     ASSUMED ANNUAL RATES OF
                                                                                                     STOCK PRICE APPRECIATION
                                                           INDIVIDUAL GRANTS                           FOR OPTION TERM (1)
                                     --------------------------------------------------------------  ------------------------
                                                   % OF TOTAL
                                      NUMBER OF      OPTIONS
                                     SECURITIES    GRANTED TO
                                     UNDERLYING     EMPLOYEES
                                       OPTIONS      IN FISCAL      EXERCISE         EXPIRATION
               NAME                    GRANTED        YEAR          PRICE              DATE               5%          10%
-----------------------------------  -----------  -------------  ------------  --------------------  ------------  ----------
Mark P. Hershhorn..................    250,000(2)        6.38%   $16.375/sh                7/25/06             0           0
David Carman.......................    250,000(2)        6.38%   $16.375/sh                7/25/06             0           0
Constantinos I. Costalas...........    250,000(3)        6.38%   $16.375/sh                7/25/06    $2,574,536  $6,524,382
John W. Kirby......................     30,000(4)           *     $8.325/sh                7/25/06    $  157,066  $  398,037
Brian McAdams......................    250,000           6.38%   $16.375/sh               12/31/98    $  419,609  $  859,687

------------------------
*   Less than 1%.

(1) The actual value, if any, an option holder may realize will be a function of the extent to which the stock price exceeds the exercise price on the date the option is exercised and also will depend on the option holder's continued employment through the vesting period. The actual value to be reached by the option holder may be greater or less than the values estimated in this table.

(2) Such options lapsed in connection with such officer's separation from the Company.

(3) In connection with the execution of an amendment to Mr. Costalas' employment agreement with the Company in April 1997, such options (along with options to purchase 140,000 shares of Common Stock previously granted to Mr. Costalas) were subsequently cancelled and replaced by options to purchase 195,000 shares of Common Stock at an exercise price of $7.00 per share.

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

    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                                                             NUMBER OF SECURITIES
                                                                            UNDERLYING UNEXERCISED
                                                                                  OPTIONS AT
                                                                                  FY-END(#)
                                                                          --------------------------
                                       SHARES
                                     ACQUIRED ON             VALUE
NAME                                  EXERCISE           REALIZED (1)     EXERCISABLE  UNEXERCISABLE
------------------------------  ---------------------  -----------------  -----------  -------------
Mark P. Hershhorn.............                      0              0                0       250,000
David Carman..................                200,000  $   1,125,000                0             0
Constantinos I. Costalas......                      0              0           26,667       303,333
John W. Kirby.................                      0              0                0        30,000
Brian McAdams.................                      0              0        465,000 0             0


                                   VALUE OF
                                  UNEXERCISED
                                 IN-THE-MONEY
                                    OPTIONS
                               AT FY-END ($)(1)
                               -----------------
NAME                              EXERCISABLE        UNEXERCISABLE
------------------------------ -----------------     -------------
Mark P. Hershhorn.............             0                   0
David Carman..................             0                   0
Constantinos I. Costalas......             0                   0
John W. Kirby.................             0           $   5,250
Brian McAdams.................             0                   0

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

                        Number of Issued and Outstanding
                             Shares of Stock Owned

                                                  SERIES B    TOTAL NUMBER OF SHARES   PERCENT OF COMMON     PERCENT OF
                                      COMMON      PREFERRED      OF COMMON STOCK      STOCK BENEFICIALLY    TOTAL VOTING
NAME(1)                             STOCK(2)(3)     STOCK     BENEFICIALLY OWNED(4)       OWNED(5)(6)        POWER(5)(7)
----------------------------------  -----------  -----------  ----------------------  -------------------  ---------------
Paul R. Brazina...................       25,000           0              25,000                    *                  *
Constantinos I. Costalas..........       84,616           0              84,616                    *                  *
Albert R. Dowden..................        8,000           0               8,000                    *                  *
Michael J. Emmi...................       12,000           0              12,000                    *                  *
William M. Goldstein..............       20,000           0              20,000                    *                  *
Frederick S. Hammer...............       90,000       2,500             115,000                    *                  *
Robert E. Keith, Jr. (8)..........       25,000           0              25,000                    *                  *
John W. Kirby.....................      339,784           0             339,784                  1.4%               1.3%
Michael S. Levey..................      700,026           0             700,026                  2.8%               2.7%
Ira M. Lubert (8).................      137,500           0             137,500                    *                  *
Brian McAdams.....................      518,114           0             518,114                  2.0%               2.0%
Paul Meier (9)....................      787,879           0             787,879                  3.2%               3.0%
Warren V. Musser..................       60,000       5,000             110,000                    *                  *
Brian J. Sisko....................       10,884           0              10,884                    *                  *
Robert N. Verratti (10)...........            0           0                   0                    *                  *
Jon W. Yoskin II..................      117,952           0             117,952                    *                  *
All executive officers and
  Directors as a group
  (16 persons)....................    2,936,755       7,500           3,011,755                 12.0%              11.6%

------------------------

*   Less than 1%.

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

                        Number of Issued and Outstanding
                             Shares of Stock Owned

                                                        TOTAL NUMBER
                                                        OF SHARES OF      PERCENT OF
                                            SERIES B    COMMON STOCK     COMMON STOCK       PERCENT OF
                                 COMMON     PREFERRED   BENEFICIALLY     BENEFICIALLY      TOTAL VOTING
NAME(1)                         STOCK(2)      STOCK       OWNED(3)        OWNED(4)(5)       POWER(4)(6)
----------------               ----------  -----------  -------------  -----------------  ---------------

John J. Turchi,
  Jr........................... 1,543,265           0      1,543,265             6.2%              6.0%
1700 Walnut Street
Philadelphia, PA 19103

McCullough,
  Andrews...................... 2,241,932           0      2,241,932             9.0%              8.7%
& Cappiello, Inc.(7)
101 California Street
Suite 4250
San Francisco, CA 94111


Safeguard
  Group(8)(9).................. 3,227,500      85,000      4,077,500            15.8%             15.7%
800 The Safeguard Building
435 Devon Park Drive
Wayne, PA 19087


(a) Safeguard
  Scientifics,................. 2,250,000      50,000      2,750,000            10.8%             10.6%
  Inc.(9)(10)

(b) Technology
  Leaders...................... 1,100,000           0      1,100,000             4.4%              4.2%
  II Management
  L.P.(9)(11)

(c) Warren V.
  Musser.......................    60,000       5,000        110,000               *                 *

(d) Robert E.
  Keith, Jr....................    25,000           0         25,000               *                 *

(e) Ira M.
  Lubert(9)....................   137,500           0        137,500               *                 *

(f) Gary
  Anderson.....................         0       1,250         12,500               *                 *

(g) Charles
  Andes(9).....................    32,500           0         32,500               *                 *


------------------------

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

LEASE OF OFFICE SPACE

    During a portion of the Company's most recently completed fiscal year, the Company leased office space for its principal executive offices in Philadelphia, Pennsylvania from Mergren Associates ("Mergren"), a company owned by John J. Turchi, Jr., a former director and executive officer of the Company, and at present, according to the latest public filings made by Mr. Turchi, one of the Company's largest shareholders. The lease, which commenced in November 1992 and was to terminate in October 1997, provided for the Company to rent approximately 29,795 square feet. The rent paid for such office space was $14.75 per square foot ($36,623 per month). An independent real estate firm engaged by the Company determined that the lease was based on fair market conditions at the time of inception. At the time the Company moved out of such building into its current offices in January 1997, the Company entered into an agreement relating to the departure of the Company from the leased space prior to the specified remaining term of the lease. Pursuant to such agreement, the Company paid to Mergren approximately $376,000 in satisfaction of all rent and other amounts due under the lease.

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

PROMISSORY NOTES

    Under the Company's 1988 Stock Option Plan and 1991 Stock Option Plan, participants may be entitled, in the discretion of the Company's Compensation Committee at the time of grant, to purchase shares of Common Stock issued upon the exercise of options through a nominal cash payment and the delivery of a promissory note (a "Note") to the Company for the balance of the exercise price. Interest on the Notes is payable quarterly. The interest rate and term of the Notes vary depending upon the option plan specifications at the time the Notes were issued. Notes must be paid down proportionately as Common Stock purchased in connection with their issuance is sold. If a Note maker's employment is terminated before the Note has been paid in full, the
Note is due at such time. During the fiscal year ended March 31, 1997, David Carman, one of the Company's former executive officers had an outstanding balance on a Note issued to the Company pursuant to the terms of the Plan. On January 24, 1996, in connection with the exercise of certain Common Stock purchase options by Mr. Carman. Mr. Carman executed a Note in favor of the Company in the principal amount of $472,642 bearing interest at a rate of 5.50% per annum. The Note was fully repaid by Mr. Carman on June 7, 1996 through the delivery to the Company of an aggregate of 25,220 shares of Common Stock, valued at $19.125 per share, the closing price of the Common Stock as reported on the New York Stock Exchange on such date.

    In addition to the foregoing, and unrelated to the Company's stock option plan, during the fiscal year ended March 31, 1997 the Company advanced funds to certain executive officers of the Company and accepted notes in return, bearing interest at a rate of 8.0% per annum, as follows: Constantinos I.
Costalas: $155,000; and John W. Kirby: $175,000. Such amounts were outstanding at March 31, 1997 and as of the date hereof. The notes were issued in connection with the exercise of stock options and other stock transactions. Also, at March 31, 1997, the Company had advanced approximately $8,600 to Mr. Costalas, which has been subsequently repaid. At all times during the fiscal year ended March 31, 1997, Mr. Kirby also held an advance from the Company in the amount of $18,000, bearing no interest, which was advanced to him for personal financial reasons in November 1995. Mr. Kirby also acts as surety for debt owing to the Company in the principal amount of approximately $32,000, plus accrued interest, which remains outstanding as of the date hereof.

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

INDEMNIFICATION PAYMENTS

    During the period April 1, 1996 to the present, the Company has assumed and paid defense costs and/ or made required indemnification payments on behalf of present and former officers and Directors in connection with securities class and derivative actions against the Company and such individuals which were pending during the period between April 1, 1996 and the present. The Company may be required to pay additional amounts in connection with these actions.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) Financial Statements and Schedules

    The following is a list of the consolidated financial statements of the Company and its subsidiaries and supplementary data submitted in a separate section of this report.


    -- Report of Independent Auditors.
    -- Consolidated Balance Sheets--March 31, 1997 and 1996.
    -- Consolidated Statements of Operations--Years ended March 31, 1997,
       1996, and 1995.
    -- Consolidated Statements of Shareholders' Equity--Years ended March 31,
       1997, 1996, and 1995.
    -- Consolidated Statements of Cash Flows--Years ended March 31, 1997,
       1996, and 1995.
    -- Notes to Consolidated Financial Statements

    The following is a list of the schedules filed as part of this Form 10-K.

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

    (b) Reports on Form 8-K filed in the fourth quarter of 1997:

    Form 8-K dated February 19, 1997

    Item 5. Other Events--Announcement by the Company of the commencement of legal action against Guthy-Renker Corporation ("Guthy-Renker") alleging that Guthy-Renker had failed to supply "Fitness Flyer" exercise units to the Company in accordance with the terms of an agreement entered into by the companies.

    (c) Index to Exhibits

EXHIBIT NO.
-----------
    2.1(12)   Agreement and Plan of Merger and Reorganization, dated as of October 24, 1995, by and among the
              Registrant, DA Acquisition Corp., DirectAmerica Corporation, California Production Group, Inc. and
              other parties thereto
    2.2(13)   Agreement and Plan of Merger and Reorganization, dated as of January 17, 1996 and amended as of April
              4, 1996, by and among the Registrant, PRT Acquisition Corp. and Positive Response Television, Inc.
    2.3(13)   Escrow Agreement, dated as of May 17, 1996, by and among the Registrant, Positive Response
              Television, Inc., the Shareholders' Representative and the Escrow Agent
    2.4(18)   Acquisition Agreement, dated as of May 29, 1996, by and among Registrant, Paul Meier, Susan Barnes and Prestige Marketing Holdings Limited
    2.5(18)   Acquisition Agreement, dated as of May 30, 1996, by and among Registrant, Paul Meier, Susan Barnes,
              Alan Meier and Tancot Pty Limited
    3.1(1)    Certificate of Incorporation
    3.2(2)    By-laws
    3.3(3)    Amendment to By-laws dated February 1992
    3.4(6)    Amendment to By-laws dated April 1995
    4.1(1)    Specimen copy of stock certificate for shares of Common Stock of the Registrant
    4.2(6)    Specimen copy of stock certificate for shares of Series B Convertible Preferred Stock of the
              Registrant
    4.3(5)    Rights Agreement dated as of January 3, 1994
    4.4(5)    Amendment No. 1 to Rights Agreement, dated as of March 6, 1994
    4.5(6)    Amendment No. 2 to Rights Agreement, dated as of September 26, 1994
    4.6(6)    Amendment No. 3 to Rights Agreement, dated as of September 30, 1994
    4.7(6)    Amendment No. 4 to Rights Agreement, dated as of November 30, 1994
    4.8(24)   Amendment No. 5 to Rights Agreement, dated as of August 14, 1997
    4.9(6)    Certificate of Designation of Series B Convertible Preferred Stock
    4.10(16)  Director's Stock Grant Plan

EXHIBIT NO.
-----------
   4.11(9)   Form of Warrant to Purchase Common Stock of the Registrant, dated November 24, 1995, issued to Value
             Vision International, Inc. concerning an aggregate of 500,000 shares at an exercise price of $8.865 per share
   4.12(9)   Form of Warrant to Purchase Common Stock of the Registrant, dated November 24, 1995, issued to various persons concerning an aggregate of 500,000 shares at an exercise price of $10.00 per share
   4.13(23)  Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock
   4.14(23)  Form of Warrant issued in connection with the Series C Convertible Preferred Stock
  10.1(15)   Amended and Restated 1991 Stock Option Plan
  10.2(4)    401(k) Plan Document
  10.3(15)   1995 Management Incentive Plan
  10.4(7)    Lease for 7822 S. 46th Street, Phoenix, Arizona
  10.5(10)   Securities Purchase Agreement between the Registrant and certain purchasers dated September 30, 1994
  10.6(6)    Amendment to Securities Purchase Agreement dated as of December 19, 1994
  10.7(10)   Note and Warrant Purchase Agreement between the Registrant, Media Arts International, Ltd., Quantum
             International Limited and Safeguard Scientifics (Delaware), Inc. dated October 19, 1994
  10.8(11)   Securities Purchase Agreement between the Registrant and certain purchasers dated as of November 30,
             1994
  10.9(14)   Telemarketing, Production and Post-Production Agreement between the Registrant and Value Vision
             International, Inc., dated April 13, 1995
  10.10(14)  Joint Venture Agreement between the Registrant and ValueVision International, Inc., dated April 13,
             1995
  10.11(6)   Registration Rights Agreement dated as of December 19, 1994 by and among Registrant and certain other parties
  10.12(8)   Modification Agreement between the Registrant, Media Arts International, Ltd., Quantum International
             Limited, Safeguard Scientifics (Delaware), Inc. and Meridian Bank dated as of April 20, 1995
  10.13(12)  Employment Agreement, dated as of October 24, 1995, by and between DirectAmerica Corporation and John
             W. Kirby
  10.14(12)  DirectAmerica Corporation Employee Bonus Plan
  10.15(9)   Loan and Security Agreement, dated November 28, 1995, by and between the Registrant, certain of its subsidiaries and Meridian Bank
  10.16(9)   Allonge, dated November 28, 1995, by the Registrant and certain of its subsidiaries for the benefit of Meridian Bank

EXHIBIT NO.
-----------
  10.17(13)  Employment Agreement, dated as of May 17, 1996, by and between Positive Response Television, Inc., the Registrant and Michael Levey
  10.18(17)  Lease, dated March 6, 1996, by and between Stoll Moss Theaters Limited and Quantum International
             Limited
  10.19(19)  Lease Agreement, dated       , 1996, between Registrant and Eleven Colonial Penn Plaza Associates
  10.20(20)  Consulting Agreement, dated as of December 19, 1996, by and between Brian McAdams and Registrant
  10.21(22)  Amended and Restated Employment Agreement, dated April 28, 1997, between Registrant and Constantinos
             I. Costalas
  10.22(22)  Amendment No. 1 to Employment Agreement, dated July 23, 1997, between Registrant and Constantinos I.
             Costalas
  10.23(22)  Employment Agreement, dated February 28, 1997, between Registrant and Frederick S. Hammer
  10.24(21)  Agreement, dated April 24, 1997, between Mark P. Hershhorn and the Registrant
  10.25(23)  Registration Rights Agreement, dated September 4, 1997, among the Registrant and the Series C
             Investors
  10.26(23)  Securities Purchase Agreement, dated September 4, 1997, among the Registrant and the Series C
             Investors
  10.27(18)  Employment Agreement, dated as of July 2, 1996, by and between Prestige Marketing Limited and Paul
             Meier
  10.28(18)  Employment Agreement, dated as of July 2, 1996, by and between Prestige Marketing Limited and Susan
             Barnes
  10.29(18)  Employment Agreement, dated as of July 3, 1996, by and between Suzanne Paul (Australia) Pty Limited and Alan Meier
  10.30(24)  Employment Agreement, dated May 12, 1997, by and between Registrant and Paul R. Brazina
  10.31(24)  Facility Agreement, dated July 23, 1997, between ASB Bank Limited and Prestige Marketing Limited
  10.32(24)  Short Term Facility, dated May 19, 1997, between Quantum International Limited and Barclays Bank PLC
  10.33(24)  Amended and Restated Loan and Security Agreement, dated June 26, 1996, by and between Registrant,
             Quantum North America, Inc., Quantum International Limited, Positive Response Television, Inc. and
             Direct America Corporation and Meridian Bank
  10.34(24)  Loan Modification Agreement, dated September 18, 1997, by and between Registrant, Quantum North
             America, Inc., Quantum International Limited, Positive Response Television, Inc. and DirectAmerica
             Corporation and Corestates Bank, N.A.

EXHIBIT NO.
-----------
  10.35(24)  Agreement, dated as of July 16, 1997, by and among Registrant, Paul Meier, Suzanne Kilworth, Alan
             Meier and Tancot Pty Limited
  10.36(24)  Agreement, dated as of July 16, 1997, by and among Registrant, Paul Meier, Suzanne Kilworth, Alan
             Meier, P&S Holdings Limited (formerly known as Prestige Marketing Holdings Limited)
   11.1(21)  Statement Re: Computation of Per Share Earnings
   21.1(21)  Subsidiaries of the Company
   23.1(21)  Consent of Independent Auditors
   27.1(21)  Financial Data Schedule

------------------------

(1) Incorporated by reference to Registrant's Registration Statement on Form S-1 (Reg. No. 33-26778) filed January 31, 1989.

(2) Incorporated by reference to Registrant's Registration Statement on Form S-3 (Reg. No. 33-35301) filed June 8, 1990.

(3) Incorporated by reference to Registrant's Annual Report on Form 10-K for fiscal year ended March 31, 1992 filed June 26, 1992.

(4) Incorporated by reference to Registrant's Annual Report on Form 10-K for fiscal year ended March 31, 1991 filed June 20, 1991.

(5) Incorporated by reference to Registrant's Annual Report on Form 10-K for fiscal year ended March 31, 1994 filed July 14, 1994.

(6) Incorporated by reference to Registrant's Annual Report on Form 10-K for fiscal year ended March 31, 1995 filed June 29, 1995.

(7) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1993 filed November 12, 1993.

(8) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1995 filed August 14, 1995.

(9) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1995 filed February 15, 1996.

(10) Incorporated by reference to Registrant's Current Report on Form 8-K dated October 5, 1994.

(11) Incorporated by reference to Registrant's Current Report on Form 8-K dated December 8, 1994.

(12) Incorporated by reference to Registrant's Current Report on Form 8-K dated October 19, 1995.

(13) Incorporated by reference to Registrant's Current Report on Form 8-K dated May 17, 1996.

(14) Incorporated by reference to Registrant's Current Report on Form 8-K dated April 13, 1995.

(15) Incorporated by reference to Registrant's Proxy Statement in connection with annual meeting of Stockholders held on February 22, 1995.

(16) Incorporated by reference to Registrant's Registration Statement on Form S-8 filed October 19, 1995.

(17) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1996.

(18) Incorporated by reference to Registrant's Current Report on Form 8-K dated July 1, 1996.

(19) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1996.

(20) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1996.

(21) Incorporated by reference to Registrant's Annual Report on form 10-K for fiscal year ended March 31, 1997.

(22) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997.

(23) Incorporated by reference to Registrant's Report on Form 8-K dated September 18, 1997.

(24) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1997.

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

                          NATIONAL MEDIA CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS

                      Years ended March 31, 1997 and 1996

                                    CONTENTS
Report of Independent Auditors............................................  50

Audited Consolidated Financial Statements.................................

Consolidated Balance Sheets...............................................  52

Consolidated Statements of Operations.....................................  54

Consolidated Statements of Shareholders' Equity...........................  55

Consolidated Statements of Cash Flows.....................................  57

Notes to Consolidated Financial Statements................................  59

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


Philadelphia, Pennsylvania
July 14, 1997

                       NATIONAL MEDIA CORPORATION

                      CONSOLIDATED BALANCE SHEETS

                  (In thousands, except number of shares
                          and per share amounts)

                                                                                                   MARCH 31
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
Assets
Current assets:
  Cash and cash equivalents...............................................................  $    4,058  $   18,405
  Accounts receivable, net................................................................      40,179      32,051
  Inventories, net........................................................................      30,919      22,605
  Prepaid media...........................................................................       3,563       4,271
  Prepaid show production.................................................................       6,765       5,469
  Deferred costs..........................................................................       3,318       4,102
  Prepaid expenses and other current assets...............................................       2,505       2,339
  Deferred income taxes...................................................................       2,591       3,142
                                                                                            ----------  ----------

Total current assets......................................................................      93,898      92,384

Property and equipment, net...............................................................      14,182       6,954

Excess of cost over net assets of acquired businesses and other intangible assets, less
  accumulated amortization of $9,472 and $2,548...........................................      50,732      15,078

Other assets..............................................................................       6,820       2,132
                                                                                            ----------  ----------
Total assets..............................................................................  $  165,632  $  116,548
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                                                                                   MARCH 31
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
Liabilities and shareholders' equity
Current liabilities:
  Accounts payable........................................................................  $   21,810  $   20,412
  Accrued expenses........................................................................      30,830      26,510
  Deferred revenue........................................................................         686       1,771
  Income taxes payable....................................................................         552       1,344
  Deferred income taxes...................................................................       2,351       2,749
  Current portion of long-term debt and capital lease obligations.........................      17,901         876
                                                                                            ----------  ----------
Total current liabilities.................................................................      74,130      53,662

Long-term debt and capital lease obligations..............................................         959       4,054

Deferred income taxes.....................................................................         240         393

Other liabilities.........................................................................       1,743       1,977

Shareholders' equity:
  Preferred stock, $.01 par value; authorized 10,000,000 shares; issued and outstanding 95,000 and 136,375 shares Series B convertible preferred stock
    (liquidation preference of $3,800)....................................................           1           1
  Common stock, $.01 par value; authorized 75,000,000 shares; issued and outstanding
    24,752,792 and 18,177,292 shares......................................................         248         182
  Additional paid-in capital..............................................................     127,764      48,135
  Retained earnings.......................................................................     (29,122)     16,569
                                                                                            ----------  ----------
                                                                                                98,891      64,887
  Treasury stock, 707,311 and 686,710 common shares, at cost..............................      (4,244)     (3,791)
  Notes receivable, directors, officers, employees, consultants, and others...............          --        (473)
  Foreign currency translation adjustment.................................................      (6,087)     (4,161)
                                                                                            ----------  ----------
Total shareholders' equity................................................................      88,560      56,462
                                                                                            ----------  ----------
Total liabilities and shareholders' equity................................................  $  165,632  $  116,548
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    See accompanying notes.

                             NATIONAL MEDIA CORPORATION

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except number of shares
                                and per share amounts)



                                                                                      YEAR ENDED MARCH 31
                                                                                   1997        1996        1995
                                                                                ----------  ----------  ----------
Revenues:
    Product sales.............................................................  $  337,508  $  285,676  $  168,689
    Retail royalties..........................................................      16,337       5,597       5,303
    Sales commissions and other revenues......................................       4,334       1,334       2,175
                                                                                ----------  ----------  ----------
Net revenues..................................................................     358,179     292,607     176,167
Operating costs and expenses:
    Media purchases...........................................................     131,136      86,518      51,961
    Direct costs..............................................................     196,972     151,198      97,605
    Selling, general, and administrative......................................      69,823      33,772      23,634
    Severance expense for former Executive Officers...........................       2,500          --       2,650
    Interest expense..........................................................       1,542       1,015         689
                                                                                ----------  ----------  ----------
Total operating costs and expenses............................................     401,973     272,503     176,539
                                                                                ----------  ----------  ----------
(Loss) income before income taxes.............................................     (43,794)     20,104        (372)
Income taxes..................................................................       1,897       3,525         300
                                                                                ----------  ----------  ----------
Net (loss) income.............................................................  $  (45,691) $   16,579  $     (672)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Net (loss) income per common and common equivalent share:
      Primary.................................................................  $    (2.07) $      .74  $     (.05)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
      Fully-diluted...........................................................  $    (2.07) $      .71  $     (.05)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Weighted average number of common and common equivalent shares outstanding:

      Primary.................................................................  22,071,700  23,175,900  14,023,800
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
      Fully-diluted...........................................................  22,071,700  23,287,600  14,023,800
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

    See accompanying notes.

                           NATIONAL MEDIA CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                                                YEAR ENDED MARCH 31
                                                                                            1997       1996       1995
                                                                                          ---------  ---------  ---------
Preferred stock:
    Beginning balance...................................................................  $       1  $       3  $      --
    Conversion to common stock (41,375 and 119,421 shares)..............................         --         (2)        --
    Issuance of investment units........................................................         --         --          3
                                                                                          ---------  ---------  ---------
Ending balance..........................................................................          1          1          3
Common stock:
    Beginning balance...................................................................        182        149        144
    Conversion of preferred stock (413,750 and 1,194,210 shares)........................          4         12         --
    Exercise of stock options (1,215,099; 1,219,099; and 41,500 shares).................         12         12         --
    Exercise of warrants (162,552 and 198,985 shares)...................................          2          2         --
    Issuance of shares for acquisitions (2,651,239 and 554,456 shares)..................         27          6         --
    Issuance of shares in secondary offering (2,000,000 shares).........................         20         --         --
    Issuance of shares for 1996 management bonus (102,860 shares).......................          1         --         --
    Issuance of shares to settle litigation
      (0; 106,000; and 500,000 shares)..................................................         --          1          5
    Stock grant (30,000; 25,000; and 0 shares)..........................................         --         --         --
                                                                                          ---------  ---------  ---------
Ending balance..........................................................................        248        182        149
Additional paid-in capital:
    Beginning balance...................................................................     48,135     31,877     19,026
    Conversion of preferred stock.......................................................         (4)       (11)        --
    Exercise of stock options...........................................................      7,016      5,123        242
    Exercise of warrants................................................................        790      1,033         --
    Issuance of shares for acquisitions.................................................     41,191      6,994         --
    Issuance of shares in secondary offering, net of costs..............................     28,734         --         --
    Issuance of shares for 1996 management bonus........................................      1,707         --         --
    Issuance of shares to settle litigation.............................................         --        724      1,726
    Stock grant.........................................................................        542        344         --
    Tax (cost) benefit from exercise of stock options...................................       (347)     2,051         --
    Issuance of warrants in connection with term loan...................................         --         --      1,800
    Issuance of investment units........................................................         --         --      9,083
                                                                                          ---------  ---------  ---------
Ending balance..........................................................................    127,764     48,135     31,877

                           NATIONAL MEDIA CORPORATION

                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                                            YEAR ENDED MARCH 31
                                                                                        1997       1996       1995
                                                                                      ---------  ---------  ---------
Retained earnings:
    Beginning balance...............................................................  $  16,569  $     (10) $     662
    Net (loss) income...............................................................    (45,691)    16,579       (672)
                                                                                      ---------  ---------  ---------
Ending balance......................................................................    (29,122)    16,569        (10)

Treasury stock:
    Beginning balance...............................................................     (3,791)    (3,791)    (3,791)
    Issuance of shares for 401(k) match (4,619 shares)..............................         29         --         --
    Repurchase of treasury shares (25,220 shares)...................................       (482)        --         --
                                                                                      ---------  ---------  ---------
Ending balance......................................................................     (4,244)    (3,791)    (3,791)

Notes receivable:
    Beginning balance...............................................................       (473)    (1,868)    (4,504)
    Collection of notes receivable..................................................        473      2,483      2,636
    Exercise of stock options.......................................................         --     (1,088)        --
                                                                                      ---------  ---------  ---------
Ending balance......................................................................         --       (473)    (1,868)

Foreign currency translation adjustment:
    Beginning balance...............................................................     (4,161)       265       (966)
    Translation adjustment for the year.............................................     (1,926)    (4,426)     1,231
                                                                                      ---------  ---------  ---------
Ending balance......................................................................     (6,087)    (4,161)       265
                                                                                      ---------  ---------  ---------
Total shareholders' equity..........................................................  $  88,560  $  56,462  $  26,625
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

    See accompanying notes.

                           NATIONAL MEDIA CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                            YEAR ENDED MARCH 31
                                                                                        1997       1996       1995
                                                                                      ---------  ---------  ---------
Cash flows from operating activities
Net (loss) income...................................................................  $ (45,691) $  16,579  $    (672)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
    Depreciation and amortization...................................................      9,966      2,099      1,650
    Amortization of loan discount...................................................        484        399        150
    Provision for deferred rent expense.............................................        328        384        402
    Tax benefit from exercise of stock options......................................       (347)     2,051         --
    Decrease (increase) in:
      Accounts receivable, net......................................................      1,721    (18,242)     1,139
      Inventories...................................................................     (3,057)    (8,591)    (3,987)
      Prepaid cable and advertising costs...........................................      1,374     (3,936)      (370)
      Deferred costs................................................................      4,233     (2,282)       402
      Other current assets..........................................................        855     (1,060)      (395)
    Increase (decrease) in:
      Accounts payable..............................................................     (2,358)     8,569       (415)
      Accrued expenses..............................................................     (6,007)     9,505      4,713
      Deferred revenue..............................................................     (1,583)     1,236     (1,456)
      Income taxes payable..........................................................     (3,405)     1,044        300
      Notes payable.................................................................      1,400         --         --
      Other.........................................................................     (3,480)    (2,225)       440
                                                                                      ---------  ---------  ---------
Net cash (used in) provided by operating activities.................................    (45,567)     5,530      1,901

Cash flows from investing activities
Additions to property and equipment.................................................     (8,439)    (3,923)      (832)
Investment in common stock..........................................................     (1,250)        --         --
Cost of companies acquired, net of cash acquired....................................     (1,236)      (897)        --
                                                                                      ---------  ---------  ---------
Net cash used in investing activities...............................................    (10,925)    (4,820)      (832)

Cash flows from financing activities
Proceeds from revolving line of credit..............................................     22,400         --      5,000
Principal payments on revolving line of credit, long-term debt, and capital lease
  obligations.......................................................................    (15,493)      (166)    (4,771)
Net proceeds from issuance of common stock..........................................     28,754         --         --
Exercise of stock options and warrants..............................................      7,820      5,085        242
Payments received on notes receivable...............................................        473      2,483        492
Net proceeds from issuance of investment units......................................         --         --      9,415
                                                                                      ---------  ---------  ---------
Net cash provided by financing activities...........................................     43,954      7,402     10,378

                      NATIONAL MEDIA CORPORATION

                                                                                            YEAR ENDED MARCH 31
                                                                                        1997       1996       1995
                                                                                      ---------  ---------  ---------
Effect of exchange rate changes on cash and cash equivalents........................  $  (1,809) $  (3,174) $     425
                                                                                      ---------  ---------  ---------
Net (decrease) increase in cash and cash equivalents................................    (14,347)     4,938     11,872
Cash and cash equivalents at beginning of year......................................     18,405     13,467      1,595
                                                                                      ---------  ---------  ---------
Cash and cash equivalents at end of year............................................  $   4,058  $  18,405  $  13,467
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------
Supplemental disclosures of cash flow information
Cash paid during the year for:
 Interest...........................................................................  $     774  $     528  $     546
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------
 Taxes on income....................................................................  $   5,105  $     430  $      --
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------
Supplemental schedule of noncash investing and financing activities
Common stock issued for acquisitions................................................  $  41,218  $   7,000  $      --
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------
Note payable and other liabilities used to finance acquisitions.....................  $   3,190  $   1,496  $      --
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------
Common stock issued upon exercise of stock options for notes receivable.............  $      --  $   1,088  $      --
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------
Common stock issued for 1996 management bonus, 401(k) match, and directors' stock
  grant.............................................................................  $   2,279  $      --  $      --
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------
Issuance of stock to settle litigation..............................................  $      --  $     725  $   1,700
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------
Settlement of severance expense with note receivable................................  $      --  $      --  $   1,700
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

    See accompanying notes.

                          NATIONAL MEDIA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997

1. Basis of Presentation, Description of Business and Summary of Significant Accounting Policies

A. BASIS OF PRESENTATION

National Media Corporation (the "Company") incurred a net loss of $45,691,000 and experienced negative cash flows during the year ended March 31, 1997 primarily as a result of reduced sales volume in its key market areas and due to losses generated by its Positive Response Television, Inc. (PRTV) operations. In addition, the Company's revolving credit facility will expire on September 30, 1997 and negotiations with the principal lender are ongoing. The Company is technically in default of several loan covenants. Waivers for these violations have not been granted. There can be no assurance that the credit facility will be extended, however, management believes that another lender would provide financing if the current lender does not extend the facility, although no such lender has committed to do so.

As described in Note 2, the Company purchased PRTV on May 17, 1996. Significant losses were contributed by PRTV, primarily due to several legal matters including the Edmark matter described in Note 11, and writedowns of show production costs, inventory and receivables.

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

                          NATIONAL MEDIA CORPORATION

1. Basis of Presentation, Description of Business and Summary of Significant Accounting Policies (continued)

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

b. Description of Business

    The Company is principally engaged in the direct marketing of consumer products principally through television media. The Company currently brings infomercial programming to 70 countries.

                          NATIONAL MEDIA CORPORATION

1. Basis of Presentation, Description of Business and Summary of Significant Accounting Policies (continued)

c. Summary of Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of National Media Corporation and its wholly-owned subsidiaries which include Quantum North America, Inc., PRTV, DirectAmerica Corporation, Quantum International Limited, Quantum Far East Ltd., Quantum International Japan Company Ltd., Prestige Marketing Limited, Suzanne Paul Pty Limited and Nancy Langston & Associates. All significant intercompany accounts and transactions have been eliminated.

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

                          NATIONAL MEDIA CORPORATION

1. Basis of Presentation, Description of Business and Summary of Significant Accounting Policies (continued)

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

EXCESS OF COST OVER NET ASSETS ACQUIRED AND OTHER INTANGIBLE ASSETS

Excess of cost over net assets of acquired businesses ("goodwill") is being amortized by the straight-line method over 10 to 40 years. Other intangible assets are being amortized by the straight-line method over 2 to 5 years. Amortization expense for excess of cost over net assets acquired and other intangible assets was $6,924,000, $629,000, and $336,000 for the years ended March 31, 1997, 1996, and 1995, respectively, and is included in selling, general, and administrative expenses. The recoverability of goodwill is evaluated annually by an analysis of operating results for each operating unit, significant events or changes in the business environment, synergies with other operating units, and, if necessary, independent appraisals. In 1997, because indicators of impairment (losses, asset write-offs, etc.) did exist, the Company engaged an independent appraiser to evaluate the carrying value of the assets of PRTV. The appraiser used a combination of the income and market approaches and determined that the goodwill balance did not unreasonably state the goodwill related to PRTV. The Company will continue to monitor the carrying value of PRTV goodwill and will reduce the goodwill amount and/or modify the amortization period if required by the analysis.

                          NATIONAL MEDIA CORPORATION

1. Basis of Presentation, Description of Business and Summary of Significant Accounting Policies (continued)

SHOW PRODUCTION COSTS

Costs related to the production of the Company's direct response televised advertising programs are capitalized and amortized over the estimated useful life of the production, generally from 12 to 24 months. The estimated useful life of each production is regularly evaluated and adjusted as sales response becomes available. Show production expense was $21,406,000, $8,630,000, and $6,077,000 for the years ended March 31, 1997, 1996, and 1995, respectively. Production expense for 1997, 1996, and 1995 included $10,811,000, $1,900,000, and $1,100,000, respectively, for amounts written down related to unsuccessful shows for which sales response did not meet initial expectations. Contributing factors to the reduced success rate on new shows were the failure of some new format type shows and the less than expected success of the introduction of new product categories.

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

PER SHARE AMOUNTS

Income (loss) per share amounts have been computed based upon the weighted average number of common shares and dilutive common equivalent shares (stock options, warrants, and preferred stock) outstanding using the "if converted method." For 1996, net income used to compute primary earnings per share equals net income, plus after-tax interest expense incurred on outstanding long-term debt and after-tax interest income earned on the assumed investment of excess proceeds from the conversion of all outstanding warrants and stock options after repurchase using the treasury stock method

                          NATIONAL MEDIA CORPORATION

1. Basis of Presentation, Description of Business and Summary of Significant Accounting Policies (continued)

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

STOCK OPTION PLANS

The Company accounts for stock options in accordance with Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees, and its related interpretations. No compensation expense is recognized for the Company's option plans which have an exercise price equal to the market price on the date of the grant. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123), as of the fiscal year ended March 31, 1997 (see Note 7).

RECLASSIFICATIONS

Certain prior-year amounts have been reclassified to conform to current presentation.

                           NATIONAL MEDIA CORPORATION

2. ACQUISITIONS

The value of the common stock issued in all acquisitions was based on the market price of the Company's common stock during the periods in which agreement was reached (i.e., signing of the letter of intent or definitive agreement) to undertake the relevant transaction which the Company believes is indicative of the fair value of the acquired business.

FISCAL 1997 ACQUISITIONS

On May 17, 1996, the Company acquired all of the issued and outstanding capital stock of PRTV, a publicly traded direct marketing company and producer of infomercials, for 1,836,773 shares (of which 211,146 shares valued at $2,982,000 have been deposited into an escrow account for possible future delivery to PRTV shareholders primarily based on the realization of certain assets by September 30, 1997) of the Company's common stock valued at $25.9 million. The Company included the escrow shares on the purchase price. Any unissued escrow shares will be returned to the Company and recorded as treasury shares with a corresponding reduction of goodwill. The acquisition was accounted for as a purchase and is included in the Company's financial statements from the date of acquisition. A total of $39.1 million in assets were acquired and included excess of cost over acquired assets of approximately $18.6 million, and is being amortized over 20 years.

On July 2, 1996, the Company also acquired two direct response marketing companies, Prestige Marketing Limited and Prestige Marketing International Limited (collectively, "Prestige") and Suzanne Paul Holdings Pty Limited and its operating subsidiaries (collectively, "Suzanne Paul"). The aggregate consideration paid by the Company for Prestige and Suzanne Paul was approximately $4.2 million in cash, $2.8 million in a note payable due and paid on December 5, 1996, and 787,879 shares of the Company's common stock valued at $14.7 million. Upon consummation of these acquisitions, the Company also funded a dividend of approximately $4.6 million to the former shareholders of Suzanne Paul. This amount represents an intercompany loan repayable on demand. In addition, the Company may be required to issue up to an aggregate of an additional $5.0 million in the Company's common stock, valued at the then present market price in 1997 and 1998, contingent upon the levels of net income achieved in those years by Prestige and Suzanne Paul. For Prestige, if its consolidated after-tax net income equaled or exceeded $3,925,000 for the twelve month period ending March 31, 1997, then its former shareholders earned additional purchase price equal to 2.5 multiplied by the amount by which such consolidated after-tax net income exceeded $3,271,000. The additional purchase price pertaining to this first fiscal year was limited to $1,635,000. If Prestige

                           NATIONAL MEDIA CORPORATION

2. ACQUISITIONS (CONTINUED)

FISCAL 1997 ACQUISITIONS (CONTINUED)

achieved a similar consolidated after-tax net income ($3,925,000) for the twelve month period ending March 31, 1998, its former shareholders would earn additional purchase price of $3,271,000, less any amount earned in fiscal year 1997. For Suzanne Paul the terms were identical, except its consolidated after-tax net income target was $2,074,800 for each year, and its former shareholders could earn additional purchase price equal to $1,729,000 over the two year period. The Company is currently in negotiations with the principals of those entities regarding an amendment to the acquisition agreements which would accelerate the $5 million contingent purchase amount and revise certain other provisions of the agreements. The acquisition is being accounted for as a purchase and is included in the Company's financial statements from the date of acquisition. A total of $33.8 million in assets were acquired and included excess cost over acquired assets of approximately $18.7 million, which is being amortized over 20 years.

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

On October 16, 1995, the Company acquired the assets related to the "Flying Lure" product from United Brands International Corp. and Langer Technologies, Inc. The purchase price of $1.9 million included $1 million cash payment and a two-year promissory note bearing interest at 9.0% in the principal amount of $900,000. In addition, the Company agreed to pay $596,000 over three years for a covenant not to compete. The

                           NATIONAL MEDIA CORPORATION

2. ACQUISITIONS (CONTINUED)

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

PRO FORMA INFORMATION

The purchase price allocations for PRTV, Prestige, Suzanne Paul, and Langston are based on management's estimates of the fair value of assets acquired and liabilities assumed. The final allocations may differ from these estimates. Had the DirectAmerica, PRTV, Prestige, Suzanne Paul, and Langston acquisitions been made at April 1, 1996 and April 1, 1995, respectively pro forma unaudited condensed results from operations for the year ended March 31, 1997 and 1996 would have been as follows (in thousands, except per share data):

                                                         YEAR ENDED MARCH 31
                                                        ----------------------
                                                           1997        1996
                                                        ----------  ----------
Net revenues..........................................  $  372,694  $  374,889
Net (loss) income.....................................  $  (45,468) $   16,024
Primary (loss) income per share.......................  $    (2.14) $      .64
Fully diluted (loss) income per share.................  $    (2.14) $      .61

    The pro forma information does not purport to be indicative of the combined results of operations that would have been reported had the transactions taken place on April 1, 1995 or of future results of operations.

                           NATIONAL MEDIA CORPORATION

3. ACCRUED EXPENSES

Accrued expenses include the following (in thousands):

                                                                MARCH 31
                                                          --------------------
                                                            1997       1996
                                                          ---------  ---------
Allowance for product refunds and returns...............  $   4,771  $   5,089
Accrual for legal settlements...........................      7,512        573
Accrual for management bonus............................         --      4,212

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                                                MARCH 31
                                                          --------------------
                                                            1997       1996
                                                          ---------  ---------
Furniture, fixtures, and office equipment...............  $  20,745  $  11,877
Leasehold improvements..................................      1,931      1,074
Equipment under capital leases..........................        923        442
                                                          ---------  ---------
                                                             23,599     13,393
Less accumulated depreciation and amortization..........     (9,417)    (6,439)
                                                          ---------  ---------
Total...................................................  $  14,182  $   6,954
                                                          ---------  ---------
                                                          ---------  ---------

Depreciation and amortization expense for property and equipment, including equipment under capital lease, was $3,042,000, $1,470,000, and $1,314,000 for the years ended March 31, 1997, 1996, and 1995, respectively.

                           NATIONAL MEDIA CORPORATION

5. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consist of the following (in thousands):

                                                                MARCH 31
                                                          --------------------
                                                            1997       1996
                                                          ---------  ---------
Credit facility.........................................  $  13,000  $      --
Term loan, net of discount..............................      3,232      3,749
Notes payable...........................................      2,326        900
Obligations under capital leases........................        302        281
                                                          ---------  ---------
                                                             18,860      4,930
Less current portion....................................     17,901        876
                                                          ---------  ---------
Long-term portion.......................................  $     959  $   4,054
                                                          ---------  ---------
                                                          ---------  ---------

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

In November 1995, the Company obtained a $5,000,000 revolving line of credit (the "Line") from a bank pursuant to a Loan and Security Agreement. The Line, which was increased to $20,000,000 in June 1996, is available until September 30, 1997 at which time its continuation will be considered. Under the term loan and the line, on a quarterly basis, the Company must be in compliance with various financial covenants including tangible

                           NATIONAL MEDIA CORPORATION

5. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (CONTINUED)

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

The term loan and the Line are secured by a lien on all of the inventory, receivables, trademarks, tradenames, service marks, copyrights and all other assets of the Company and its subsidiaries. Such lien on certain nondomestic assets of the Company is subordinate to a lien held by Barclays Bank PLC. At present, the Company has an overdraft line with Barclays in the amount of approximately $1,000,000. Under its agreements with Barclays, the Company is subject to certain restrictions, in respect to the repayment of intercompany loans.

Long-term debt maturities and payments due under capital lease obligations are as follows (in thousands):

YEAR ENDING                                         LONG-TERM    CAPITAL LEASE
 MARCH 31                                             DEBT        OBLIGATIONS
------------------------------------------------  -----------  ---------------
1998..........................................     $  18,496      $     171
1999..........................................           680            139
2000..........................................           150             --
                                                  -----------     ------------
                                                      19,326            310
Less: Interest portion........................            --              8
      Loan discount...........................           768             --
                                                  -----------     ------------
      Total...................................     $  18,558      $     302
                                                  -----------     ------------
                                                  -----------     ------------

                           NATIONAL MEDIA CORPORATION

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

Each share of preferred stock is valued at $40.00 per share for conversion purposes and is presently convertible at the option of the holder into shares of common stock at a price of $4.00 per share of common stock (subject to adjustment). The holders of shares of

                           NATIONAL MEDIA CORPORATION

6. CAPITAL TRANSACTIONS (CONTINUED)

SERIES B CONVERTIBLE PREFERRED STOCK (CONTINUED)

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

                           NATIONAL MEDIA CORPORATION

6. CAPITAL TRANSACTIONS (CONTINUED)

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

     (IN THOUSANDS, EXCEPT PER SHARE DATA)                Year ended March 31
                                                         ---------------------
                                                            1997       1996
                                                         ----------  ---------
     Pro forma net (loss) income.......................  $  (56,323) $  15,929
     Pro forma (loss) earnings per share:
     Primary...........................................  $    (2.55) $     .71
     Fully-diluted.....................................  $    (2.55) $     .68

    Option valuation models use highly subjective assumptions to determine fair value of traded options with no vesting or trading restrictions. Because options granted under the

                           NATIONAL MEDIA CORPORATION

7. STOCK OPTIONS (CONTINUED)

Company's Stock Option Plans have vesting requirements and cannot be traded, and because changes in the assumptions can materially affect the fair value estimate, in management's opinion, the existing valuation models do not necessarily provide a reliable measure of the fair value of its employee stock options.

For purposes of determining the pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for both fiscal 1997 and fiscal 1996: dividend yield of 0%; expected volatility of 51.8%; risk-free interest rates of 6.10%; and expected lives of 5 years. In accordance with the transition provisions of SFAS No. 123, the pro forma disclosures presented above reflect the statement's application only to option grants and stock awards dated on or after April 1, 1995. Therefore, because option grants and awards generally vest over several years and additional awards are expected to be made in the future, the pro forma results should not be considered to be representative of the effects on reported results for future years.

Under the above-mentioned stock option plans, as amended, a maximum of 8,065,000 shares of common stock may be issued upon exercise of incentive or nonincentive stock options, special options, or stock appreciation rights granted pursuant to such plans. All employees of the Company, as well as directors, officers, and third parties providing services to the Company are eligible to participate in the Plans. During fiscal 1997, 1996 and 1995, the Company recognized $491,000, $344,000, and $0 respectively in compensation expense related to the issuance of 30,000, 25,000 and 0 shares of the Company's common stock to non-employee directors under its Director Stock Grant Plan in each year. The shares were valued at the closing price of the Company's stock on the New York Stock Exchange at the date of grant. The weighted average fair value of shares granted was $16.375 in fiscal 1997 and $12.395 in fiscal 1996. This plan has been terminated as of March 31, 1997.

In addition, in fiscal 1996 the Company recognized approximately $1.5 million in compensation expense related to the issuance of 93,007 shares of its common stock to officers, directors and other employees in connection with its Management Incentive Plan at a weighted average fair value of $16.50.

Pursuant to employment agreements with various officers of the Company who entered into employment agreements after August 31, 1991, as well as certain other agreements, the Board of Directors has authorized the grant of options to purchase up to 1,532,000

                           NATIONAL MEDIA CORPORATION

7. STOCK OPTIONS (CONTINUED)

shares of common stock at exercise prices equal to the market price at the time of grant. In each case, the grant of option was an inducement to the execution of an employment or other agreement.

Options granted vest over a period ranging from the date of grant up to a maximum of five years. Options may be exercised up to a maximum of 10 years from date of grant. The weighted-average remaining contractual life of all outstanding options at March 31, 1997 is 8 years (8.5 years for options with an exercise price less than $10.00, and 7.5 years for options with an exercise price greater than $10.00).

In fiscal 1997, 1,129,000 stock options originally issued to Company employees at an exercise price of $16.375 were canceled and 564,500 stock options with an exercise price of $8.325 were issued.

Subsequent to year end the Company employed certain executive officers whose contracts, which are currently under negotiation, contain provisions for the issuance of up to 850,000 non-Plan options.

                                                                                          SHARES UNDER    WEIGHTED
                                                                                             OPTION        AVERAGE
                                                                                          -------------  -----------
Outstanding at April 1, 1994............................................................     2,079,840    $    5.28
Granted.................................................................................     1,165,590         5.58
Exercised...............................................................................       (41,500)        5.84
Expired and canceled....................................................................      (295,834)        5.47
                                                                                          -------------  -----------
Outstanding at March 31, 1995...........................................................     2,908,096         5.06
Granted.................................................................................       350,000        12.99
Exercised...............................................................................    (1,219,099)        4.22
Expired and canceled....................................................................      (116,665)        5.82
                                                                                          -------------  -----------
Outstanding at March 31, 1996...........................................................     1,922,332         6.90
Granted.................................................................................     3,921,250        15.18
Exercised...............................................................................    (1,215,099)        5.78
Expired and canceled....................................................................    (1,543,979)       16.40
                                                                                          -------------  -----------
Outstanding at March 31, 1997...........................................................     3,084,504    $   13.11
                                                                                          -------------  -----------
                                                                                          -------------  -----------
Exercisable at March 31, 1997...........................................................     1,213,591    $   12.19
                                                                                          -------------  -----------
                                                                                          -------------  -----------
Non-exercisable at March 31, 1997.......................................................     1,870,913    $   13.70
                                                                                          -------------  -----------
                                                                                          -------------  -----------
Shares available for future grant at March 31, 1997.....................................       620,530
                                                                                          -------------
                                                                                          -------------

                           NATIONAL MEDIA CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. STOCK OPTIONS (CONTINUED)


Shares available for future grant at March 31, 1996.....................................        26,681
                                                                                          -------------
                                                                                          -------------

                           NATIONAL MEDIA CORPORATION

7. STOCK OPTIONS (CONTINUED)


    Of the outstanding options, 1,037,833 have exercise prices ranging from $4.25 to $10.00 with a weighted average price of $7.26, and 2,046,671 have exercise prices ranging from $10.01 to $20.00 with a weighted average price of $16.07. The weighted average fair value of options granted during fiscal year 1997 and 1996 was $7.59 and $7.68, respectively.

8. INCOME TAXES

The components of income tax expense are as follows (in thousands):

                                                                             FEDERAL     STATE     FOREIGN     TOTAL
                                                                            ---------  ---------  ---------  ---------
1997
----
Current...................................................................  $      --  $      --  $   1,897  $   1,897
Deferred..................................................................      1,201         --     (1,201)        --
                                                                            ---------  ---------  ---------  ---------
Provision for income taxes................................................  $   1,201  $      --  $     696  $   1,897
                                                                            ---------  ---------  ---------  ---------
                                                                            ---------  ---------  ---------  ---------
1996
----
Current (1)...............................................................  $   9,722  $   1,174  $   1,258  $  12,154
Deferred..................................................................     (4,825)      (761)     1,324     (4,262)
Benefit of net operating loss carryforward................................     (4,367)        --         --     (4,367)
                                                                            ---------  ---------  ---------  ---------
Provision for income taxes................................................  $     530  $     413  $   2,582  $   3,525
                                                                            ---------  ---------  ---------  ---------
                                                                            ---------  ---------  ---------  ---------
1995
----
Current...................................................................  $      --  $     100  $     200  $     300
Deferred..................................................................       (495)        --        495         --
                                                                            ---------  ---------  ---------  ---------
Provision for income taxes................................................  $    (495) $     100  $     695  $     300
                                                                            ---------  ---------  ---------  ---------
                                                                            ---------  ---------  ---------  ---------

------------------------

(1) In 1996, current income taxes payable were reduced by approximately $2,100,000 due to the exercise of employee stock options that are deductible for income tax purposes but do not affect net income.

                           NATIONAL MEDIA CORPORATION

8. INCOME TAXES (CONTINUED)

Pretax (loss) income was taxed under the following jurisdictions (in thousands):

                                                 1997       1996       1995
                                              ----------  ---------  ---------
     United States..........................  $  (44,794) $  15,525  $  (1,530)
     Foreign................................       1,000      4,579      1,158
                                               ----------  ---------  ---------
     Total..................................  $  (43,794) $  20,104  $    (372)
                                               ----------  ---------  ---------
                                               ----------  ---------  ---------


Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                MARCH 31
                                                          --------------------
                                                            1997       1996
                                                          ---------  ---------
Deferred tax assets:
  Net operating loss carryforwards......................  $  14,371  $   4,883
  Alternative minimum tax credit carryforward...........        835        724
  Investment tax credit carryforward....................         66         66
  Accrued vacation and severance pay....................        901        207
  Inventory and accounts receivable reserves............      7,162      2,416
  Reserve for legal settlements.........................      2,811        572
  Other.................................................        730        559
                                                          ---------  ---------
Total deferred tax assets...............................     26,876      9,427


Valuation allowance.....................................    (23,171)    (5,321)
                                                          ---------  ---------
Deferred tax assets.....................................      3,705      4,106


Deferred tax liabilities:
  Prepaid media and other costs.........................        769      1,282
  Tax over book depreciation............................        240        393
  Deferred production costs.............................        703        731
  Deferred sales........................................      1,898      1,700
  Other.................................................         95         --
                                                          ---------  ---------
Total deferred tax liabilities..........................      3,705      4,106
                                                          ---------  ---------
Net deferred tax asset..................................  $      --  $      --
                                                          ---------  ---------
                                                          ---------  ---------

                           NATIONAL MEDIA CORPORATION

The increase in the valuation allowance relates to the increase in U.S. net operating loss carryforwards and other deferred tax assets from March 31, 1996 to March 31, 1997.

A reconciliation of the Company's provision for income taxes to the provision for income taxes at the U.S. federal statutory rate of 35% is as follows (in thousands):

                                                                        YEAR ENDED MARCH 31
                                                                  --------------------------------
                                                                     1997       1996       1995
                                                                  ----------  ---------  ---------
Tax (benefit) expense at statutory rate.........................  $  (15,328) $   7,036  $    (126)
Tax effect of:
  U.S. operating loss not benefited.............................      14,449         --        126
  Utilization of net operating loss carryforward................          --     (4,367)        --
  Foreign income taxes in excess of
    U.S. Federal statutory rate.................................          97        980        200
  State and local income taxes..................................          --        268        100
  Nondeductible items...........................................       2,679        301         --
  Other.........................................................          --       (693)        --
                                                                  ----------  ---------  ---------
Income tax expense..............................................  $    1,897  $   3,525  $     300
                                                                  ----------  ---------  ---------
                                                                  ----------  ---------  ---------

At March 31, 1997, the Company has the following loss and credit carryforwards for tax purposes (in thousands):

                                                             AMOUNT      EXPIRATION
                                                            ---------  --------------
U.S. net operating loss...................................  $  32,123  2009 to 2012
Foreign net operating loss................................      3,182    unlimited
Alternative minimum tax credit............................        835    unlimited
Investment tax credit.....................................         66  1998 to 2001

A portion of the U.S. net operating loss carryforward is related to the exercise of employee stock options. If that portion of the loss carryforward related to the exercise of stock options is realized, the resulting tax benefit will be recorded directly to shareholders' equity. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to the entire U.S. net operating loss

                           NATIONAL MEDIA CORPORATION
carryforward because utilization of net operating loss carryforwards cannot be reasonably assumed.

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

In fiscal year 1997, the Company recorded severance expense related to the discontinuance of employment of five executive officers. Total severance charges related to these officers are $2,500,000 and include salary, insurance, and other benefits.

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


        1998                                          $   3,033
        1999                                              3,566
        2000                                              3,345
        2001                                              2,831
        2002                                              2,148
        Thereafter                                       19,034
                                                      ----------
                                                      $  33,957
                                                      ----------
                                                      ----------

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

                           NATIONAL MEDIA CORPORATION

11. LITIGATION AND REGULATORY MATTERS

NATIONAL MEDIA LITIGATION

SHAREHOLDERS' FEDERAL CLASS ACTIONS

In fiscal year 1996, the Company settled a class action complaint involving allegations concerning disclosure by the Company of its ongoing relationship with PRTV, an independent infomercial producer at the time, and Ronic, S.A., a supplier of the Company. The settlement resulted in cash payments by the Company's insurer of $2,175,000 and the issuance of 106,000 shares of the Company's common stock valued at the closing price on the New York Stock Exchange on the date of settlement to the class. The Company recorded a charge in fiscal year 1995 of $725,000 in connection with this matter.

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

In connection with the matters discussed above, the Company (1) reimbursed its former Chairman $50,000 for certain legal costs, (2) paid substantially all amounts due to the former Chairman under the Consulting Agreement described in Note 9, and (3) paid $220,000 in connection with the exercise of the Company's early termination option for its then principal offices which were located in a building owned by a company controlled by the former chairman.

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

The Company has recently been involved in active negotiations with the other parties to the action to settle this matter prior to trial. It is not yet certain whether such negotiations will result in a mutually agreeable settlement. The Company believes that it has made adequate provision for this matter.

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

                           NATIONAL MEDIA CORPORATION

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

WWOR LITIGATION

In March 1997, WWOR-TV filed a breach of contract action in the United States District Court for New Jersey against one of the Company's operating subsidiaries alleging that the subsidiary wrongfully terminated a contract for the purchase of media time, seeking in excess of $1,000,000 in compensatory damages. The Company is contesting the action and believes it has meritorious defenses to the plaintiff's claims for damages. While at this stage it is not possible to predict the outcome of this matter the Company believes that any resolution of this matter will not have a material adverse effect on the Company's results of operations or financial condition.

PRTV LITIGATION

PRTV SHAREHOLDERS' CALIFORNIA CLASS ACTION

On May 1, 1995, prior to the acquisition of PRTV by the Company, a purported class action suit was filed in the United States District Court for the Central District of California against PRTV and its principal executive officers alleging that PRTV made false and misleading statements in its public filings, press releases and other public statements with respect to its business and financial prospects. The suit was filed on behalf of all persons who purchased PRTV common stock during the period from January 4, 1995 to April 28, 1995. The suit sought unspecified compensatory damages and other equitable relief. On or about September 25, 1995, the plaintiffs filed a second amended complaint which added additional officers as defendants and attempted to set forth new facts to support plaintiff's entitlement to legal relief. The Company has reached an agreement in principle to settle this action in fiscal 1997 which provides for the payment of $550,000 to the class, 66% of which is to be paid by PRTV's insurance carrier. The Company recorded a charge of $187,000 during fiscal year 1997 in connection with this matter. Such settlement is contingent upon court approval.

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

                           NATIONAL MEDIA CORPORATION

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

Included in accounts receivable is approximately $427,000 in notes receivable from certain officers of the Company. These notes are due from three officers of the Company and range in amount from $225,000 to $43,000. The majority of these notes bear interest at a rate of 8% with payment terms ranging from due on demand to April 1999.

The Company also entered into transactions with companies affiliated with various board members and current and former executives for services including printing, consulting, show production and professional services. During the years ended March 31, 1997, 1996, and 1995, the total amount paid to these companies for such services was approximately $1,187,000, $336,000 and $50,000, respectively.

                           NATIONAL MEDIA CORPORATION

In accordance with provisions of the Company's stock option plan, in fiscal 1997, an officer of the Company delivered 25,220 shares of the Company's common stock with a fair market value of $473,000 to the Company in satisfaction of an outstanding note receivable in said amount.

14. SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one industry segment and is engaged in the direct marketing of products principally through television. Information as to the Company's operations by geographic area, is set forth below (in thousands):

                                                                                       Year ended March 31
                                                                               ----------------------------------
                                                                                  1997        1996        1995
                                                                               ----------  ----------  ----------
Revenues from unaffiliated customers:
  U.S. and Canada............................................................  $  188,524  $  141,642  $   95,714
  Europe.....................................................................      58,977      56,406      50,513
  Asia.......................................................................      71,017      94,559      29,940
  South Pacific..............................................................      39,661          --          --
                                                                               ----------  ----------  ----------
Total........................................................................  $  358,179  $  292,607  $  176,167
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Operating (loss) income:
  U.S. and Canada............................................................  $  (33,446) $    4,080  $    1,800
  Europe.....................................................................      (7,661)      5,384       2,008
  Asia.......................................................................       5,668      15,728       3,062
  South Pacific..............................................................       5,995          --          --
  Unallocated corporate expenses.............................................     (12,808)     (4,073)     (6,553)
                                                                               ----------  ----------  ----------
Total........................................................................  $  (42,252) $   21,119  $      317
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Identifiable assets:
  U.S. and Canada............................................................  $   83,185  $   73,051  $   28,191
  Europe.....................................................................      25,925      19,106      27,779
  Asia.......................................................................      16,956      24,391       8,173
  South Pacific..............................................................      39,566          --          --
                                                                               ----------  ----------  ----------
Total........................................................................  $  165,632  $  116,548  $   64,143
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

    Operating income is net income before interest and income taxes.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     NATIONAL MEDIA CORPORATION



Date: January 9, 1998               /s/ Robert N. Verratti
                                     ----------------------------
                                     Robert N. Verratti
                                     President, Chief Executive Officer
                                     (Principal Executive Officer) and Director

                                                                   SCHEDULE II

                             NATIONAL MEDIA CORPORATION
                                 AND SUBSIDIARIES
                  SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                              (Dollars in thousands)

                                                                  ADDITIONS
                                                          --------------------------
                                             BALANCE AT
                                              BEGINNING   CHARGED TO    CHARGED TO
                                                 OF        COSTS AND       OTHER                   BALANCE AT END
            DESCRIPTION                        PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS     OF PERIOD
          ---------------                    -----------  -----------  -------------  -----------  --------------

Year ended March 31, 1997

Allowance for doubtful accounts............   $   2,127    $   5,698    $   1,877(3)  $   2,795(1)   $    6,907
                                                --------    --------     -----------    ----------      ---------
                                                --------    --------     -----------    ----------      ---------
Reserve for refunds........................   $   5,089    $  41,309    $   --        $  41,627(2)   $    4,771
                                                --------    --------     -----------    ----------      ---------
                                                --------    --------     -----------    ----------      ---------
Inventory Reserve..........................   $   1,558    $   8,743    $     1,828   $     390(3)   $   11,739
                                                --------    --------     -----------    ----------      ---------
                                                --------    --------     -----------    ----------      ---------
Year ended March 31, 1996:

Allowance for doubtful accounts............   $   1,954    $   1,194    $   --        $   1,021(1)   $    2,127
                                                --------    --------     -----------    ----------      ---------
                                                --------    --------     -----------    ----------      ---------
Reserve for refunds........................   $   3,371    $  29,705    $   --        $  27,987(2)   $    5,089
                                                --------    --------     -----------    ----------      ---------
                                                --------    --------     -----------    ----------      ---------
Inventory Reserve..........................   $   1,126    $     674    $   --        $     242(3)   $    1,558
                                                --------    --------     -----------    ----------      ---------
                                                --------    --------     -----------    ----------      ---------
Year ended March 31, 1995:

Allowance for doubtful accounts............   $     906    $   1,300    $   --        $     252(1)   $    1,954
                                                --------    --------     -----------    ----------      ---------
                                                --------    --------     -----------    ----------      ---------
Reserve for refunds........................   $   3,193    $  29,423    $   --        $  29,245(2)   $    3,371
                                                --------    --------     -----------    ----------      ---------
                                                --------    --------     -----------    ----------      ---------
Inventory Reserve..........................   $     952    $     460    $   --        $     286(3)   $    1,126
                                                --------    --------     -----------    ----------      ---------
                                                --------    --------     -----------    ----------      ---------

------------------------

(1) Uncollectible accounts written off, net of recoveries.

(2) Refunds on products sold.

(3) Obsolete inventory written off.