Form 10-Q/A
period 1997-09-30
NATIONAL MEDIA CORP
filed 1998-01-09
CIK 70412

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from___________ to______________________ .


                             Commission file number 1-6715

                              NATIONAL MEDIA CORPORATION
                        --------------------------------------
                (Exact Name of Registrant as Specified in Its Charter)


            Delaware                                   13-2658741
-----------------------------------------------------------------------------
(State or Jurisdiction of               (I.R.S. Employer Identification No.)
Incorporation or Organization)


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

                                     INDEX


                                                                          PAGE
                                                                         -----


Facing Sheet...........................................................      1

Index..................................................................      2

Part I. Financial Information

        Item 1. Financial Statements (unaudited)

                Condensed Consolidated Balance Sheets at
                  September 30, 1997 and March 31, 1997................      3

                Condensed Consolidated Statements of Operations
                  Three months ended September 30, 1997 and
                  September 30, 1996...................................      4

                Condensed Consolidated Statements of Operations
                  Six months ended September 30, 1997 and
                  September 30, 1996...................................      5

                Condensed Consolidated Statements of Cash Flows
                  Six months ended September 30, 1997 and
                  September 30, 1996...................................      6

                Notes to Condensed Consolidated Financial
                  Statements...........................................      7

        Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations........     12

Part II. Other Information

        Item 1. Legal Proceedings......................................     19

        Item 2. Changes in Securities and Use of Proceeds..............     19

        Item 6. Exhibits and Reports on Form 8-K.......................     19

Signatures.............................................................     21

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                             NATIONAL MEDIA CORPORATION
                                 AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
            (In thousands, except number of shares and per share amounts)

                                                                                SEPTEMBER 30,       MARCH 31,
                                                                                    1997               1997
                                                                                -------------    ----------------
                                                                                 (UNAUDITED)     (SEE NOTE BELOW)

                                        ASSETS
Current assets:
  Cash and cash equivalents...................................................   $    21,727     $      4,058
  Accounts receivable, net....................................................        27,796           40,179
  Inventories, net............................................................        27,917           30,919
  Prepaid media...............................................................         3,016            3,563
  Prepaid show production.....................................................         5,095            6,765
  Deferred costs..............................................................         3,762            3,318
  Prepaid expenses and other current assets...................................         2,474            2,505
  Deferred income taxes.......................................................         2,628            2,591
                                                                                     ---------        ---------
    Total current assets......................................................        94,415           93,898

Property and equipment, net...................................................        13,830           14,182
Excess of cost over net assets of acquired businesses and other intangible
 assets, net..................................................................        54,193           50,732
Other assets..................................................................         2,712            6,820
                                                                                     ---------        ---------
    Total assets..............................................................   $   165,150     $    165,632
                                                                                     ---------        ---------
                                                                                     ---------        ---------
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable............................................................   $    17,149     $     21,810
  Accrued expenses............................................................        25,415           30,830
  Deferred revenue............................................................         1,244              686
  Income taxes payable........................................................           339              552
  Deferred income taxes.......................................................         2,351            2,351
  Current portion of long-term debt and capital lease obligations.............        23,655           17,901
                                                                                     ---------        ---------
    Total current liabilities.................................................        70,153           74,130

Long-term debt and capital lease obligations..................................         3,744              959
Deferred income taxes.........................................................           240              240
Other liabilities.............................................................         3,633            1,743

Shareholders' equity:
  Preferred stock, $.01 par value; authorized 10,000,000 shares; issued 91,250
   and 95,000 shares Series B convertible preferred stock, respectively; and               1                1
   20,000 and 0 shares Series C convertible preferred stock, respectively.....          --               --
  Common stock, $.01 par value; authorized 75,000,000 shares; issued 26,162,716
   and 24,752,792 shares, respectively........................................           262              248
  Additional paid-in capital..................................................       155,097          127,764
  Retained earnings...........................................................       (56,469)         (29,122)
                                                                                     ---------        ---------
                                                                                                                         -
                                                                                      98,891           98,891
  Treasury stock, 707,311 shares, at cost.....................................        (4,244)          (4,244)
  Note receivable, officer....................................................          (139)            --
  Foreign currency translation adjustment.....................................        (7,128)          (6,087)
                                                                                     ---------        ---------
    Total shareholders' equity................................................        87,380           88,560
                                                                                     ---------        ---------
    Total liabilities and shareholders' equity................................   $   165,150     $    165,632
                                                                                     ---------        ---------
                                                                                     ---------        ---------

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

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                  (In thousands, except per share amounts)


                                                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                                                         --------------------------------
                                                                                                1997       1996
                                                                                             ----------  ---------

Revenues:

  Product sales............................................................................  $   53,756  $  89,742

  Retail royalties.........................................................................      --          8,578

  Sales commissions and other revenues.....................................................         807      1,336
                                                                                             ----------  ---------

    Net revenues...........................................................................      54,563     99,656

Operating costs and expenses:

  Media purchases..........................................................................      17,582     34,060

  Direct costs.............................................................................      36,887     45,557

  Selling, general and administrative......................................................      13,681     11,997

  Interest expense.........................................................................         764        408
                                                                                             ----------  ---------

    Total operating costs and expenses.....................................................      68,914     92,022
                                                                                             ----------  ---------

(Loss) income before income taxes..........................................................     (14,351)     7,634

Income taxes...............................................................................           7      2,640
                                                                                             ----------  ---------

Net (loss) income..........................................................................  $  (14,358) $   4,994
                                                                                             ----------  ---------
                                                                                             ----------  ---------

Net (loss) income per common and common equivalent share:

  Primary..................................................................................  $     (.57) $    0.18
                                                                                             ----------  ---------
                                                                                             ----------  ---------

  Fully-diluted............................................................................  $     (.57) $    0.18
                                                                                             ----------  ---------
                                                                                             ----------  ---------

Weighted average number of common and common equivalent shares outstanding:

  Primary..................................................................................      25,156     28,422
                                                                                             ----------  ---------
                                                                                             ----------  ---------

  Fully-diluted............................................................................      25,156     28,422
                                                                                             ----------  ---------
                                                                                             ----------  ---------

             See notes to condensed consolidated financial statements.

                                  NATIONAL MEDIA CORPORATION
                                       AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (unaudited)

                         (In thousands, except per share amounts)

                                                                                        SIX MONTHS ENDED SEPTEMBER 30,
                                                                                        ------------------------------

                                                                                               1997        1996
                                                                                            ----------  ----------

Revenues:

  Product sales...........................................................................  $  119,777  $  192,664

  Retail royalties........................................................................      --          13,765

  Sales commissions and other revenues....................................................       1,941       2,527
                                                                                            ----------  ----------

    Net revenues..........................................................................     121,718     208,956

Operating costs and expenses:

  Media purchases.........................................................................      40,800      71,636

  Direct costs............................................................................      78,115      98,798

  Selling, general and administrative.....................................................      28,450      23,125

  Interest expense........................................................................       1,389         713
                                                                                            ----------  ----------

    Total operating costs and expenses....................................................     148,754     194,272
                                                                                            ----------  ----------

(Loss) income before income taxes.........................................................     (27,036)     14,684

Income taxes..............................................................................         311       5,140
                                                                                            ----------  ----------

Net (loss) income.........................................................................  $  (27,347) $    9,544
                                                                                            ----------  ----------
                                                                                            ----------  ----------

Net (loss) income per common and common equivalent share:

  Primary.................................................................................  $    (1.11) $     0.36
                                                                                            ----------  ----------
                                                                                            ----------  ----------

  Fully-diluted...........................................................................  $    (1.11) $     0.36
                                                                                            ----------  ----------
                                                                                            ----------  ----------

Weighted average number of common and common equivalent shares outstanding:

  Primary.................................................................................      24,652      26,887
                                                                                            ----------  ----------
                                                                                            ----------  ----------

  Fully-diluted...........................................................................      24,652      26,887
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    See notes to condensed consolidated financial statements.

                                  NATIONAL MEDIA CORPORATION
                                       AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (unaudited)

                                        (In thousands)

                                                                                           SIX MONTHS ENDED SEPTEMBER 30,
                                                                                           ------------------------------
                                                                                                 1997       1996
                                                                                              ----------  ---------
Cash flows from operating activities:

  Net (loss) income.........................................................................  $  (27,347) $   9,544

  Adjustments to reconcile net (loss) income to net cash used in operating activities:

    Depreciation and amortization...........................................................       3,515      1,960

    Tax benefit from exercise of stock options..............................................      --          2,262

    Amortization of loan discount...........................................................         209        258

    Changes in operating assets and liabilities, net of effects from acquisitions...........       6,885    (26,458)

    Other...................................................................................       5,070     (4,077)
                                                                                              ----------  ---------

Net cash used in operating activities.......................................................     (11,668)   (16,511)

Cash flows from investing activities:

  Additions to property and equipment.......................................................      (1,356)    (3,163)

  Investment in common stock................................................................      --         (1,250)

  Proceeds from sale of common stock investment.............................................       1,025     --

  Cost of companies acquired, net of cash acquired..........................................      --           (630)
                                                                                              ----------  ---------

Net cash used in investing activities.......................................................        (331)    (5,043)

Cash flows from financing activities:

  Net proceeds from issuance of preferred stock.............................................      19,813     --

  Proceeds from borrowings..................................................................       8,759      9,400

  Payments on long-term debt, notes payable and capital lease obligations...................        (956)   (11,241)

  Exercise of stock options and warrants....................................................       1,602      5,998

  Net proceeds from issuance of common stock................................................      --         28,891
                                                                                              ----------  ---------

Net cash provided by financing activities...................................................      29,218     33,048

Effect of exchange rate changes on cash and cash equivalents................................         450       (333)
                                                                                              -----------  ---------

Net increase in cash and cash equivalents...................................................      17,669     11,161

Cash and cash equivalents at beginning of period............................................       4,058     18,405
                                                                                              -----------  ----------

Cash and cash equivalents at end of period..................................................  $   21,727  $  29,566
                                                                                              -----------  -----------
                                                                                              -----------  -----------

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

   WWOR Litigation

   In March 1997, WWOR-TV filed a breach of contract action in the United States District Court for New Jersey against one of the Company's operating subsidiaries alleging that the subsidiary wrongfully terminated a contract for the purchase of media time, seeking in excess of $1,000,000 in compensatory damages. The Company is contesting the action and believes it has meritorious defenses to the plaintiff's claims for damages. At this stage, the Company cannot predict the outcome of this matter; however, even if plaintiffs were to succeed on all of their claims, the Company does not believe that such result would have a material adverse impact on the Company's financial condition or results of operations.

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

6. Equity Financing

   On September 18, 1997, the Company sold to two institutional investors (the "Series C Investors") 20,000 shares of its Series C Convertible Preferred Stock, $.01 par value per share (the "Series C Preferred Stock") with a face value of $1,000 per share for an aggregate purchase price of $20.0 million. The Series C Preferred Stock has a four year term and is automatically converted into the Company's common stock at maturity. Each share of Series C Preferred Stock is convertible at the holder's option into such number of shares of the Company's common stock, as is determined by dividing the face value ($1,000) of the Series C Preferred Stock (plus a 6% per annum premium accrued as of the conversion date) by (i) if the conversion occurs on or before March 17, 1998, a conversion price equal to $6.06 per share (subject to adjustment), or (ii) in the case of conversion after March 18, 1998, a conversion price equal to the lower of $6.06 per share and the lowest daily volume weighted average sale price during the five days immediately prior to such conversion. The $6.06 conversion price was based on 120% of the volume weighted average sales price on the date of issuance of the Series C Preferred Stock. If converted at September 30, 1997, the Series C Preferred Stock would be convertible into approximately 3,300,330 shares of common stock. Depending on market conditions at the time of conversion, the number of shares issuable could prove to be significantly greater in the event of a decrease in the trading price of the Company's common stock. In connection with the issuance of the Series C Preferred Stock, the Company issued warrants (the "Series C Warrants") to purchase an aggregate of 989,413 shares of the Company's common stock to the Series C Investors. The Series C Warrants are exercisable until September 17, 2002 at an exercise price of $6.82 per share of the Company's common stock (subject to adjustment). The exercise price of $6.82 per share represents 135% of the volume weighted average price at the date of issuance of the Series C Preferred Stock. The Series C Preferred Stock carries a 6% annual premium payable in cash or common stock, at the Company's option, at the time of conversion. The premium is being recorded as a deemed dividend from the date of issuance to the date of conversion, solely for the purpose of calculating earnings per share. During the three months ended September 30, 1997 the Company recognized approximately $43,000 as a deemed dividend.

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

7. Subsequent Events

   Subsequent to September 30, 1997, the Company and its President and Chief Executive Officer reached agreement in principle concerning certain terms of his employment, which agreements are currently being reduced to writing. The agreement provides for the issuance of options to acquire 750,000 shares of the Company's common stock with an initial exercise price of $4.75. During the three month period ended September 30, 1997, the Company recorded approximately $25,000 in compensation expense related to these options. In addition, the agreement provides that, upon the occurrence of certain triggering events (such as a sale or merger of the Company, or significant investment) to be defined in the written agreement being prepared, the executive can realize a reduction of up to an aggregate of $3.0 million in the exercise price of his options. This charge will be recognized from the date of the agreement through June 30, 1998. The ultimate aggregate non-cash charge, if any, will be determined based upon whether a triggering event occurs by June 30, 1998, the expiration date for that provision of the agreement, and the market price or sale price of the Company's common stock upon the occurrence of a triggering event.

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

The following table sets forth the operating data of the Company as a percentage of net revenues for the periods indicated below:

                                                                                   THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                                     SEPTEMBER 30,         SEPTEMBER 30,
                                                                                  --------------------  --------------------
                                                                                     1997       1996       1997       1996
                                                                                  ---------  ---------  ---------  ---------

Statement of Operations Data:
Net Revenues....................................................................      100.0%     100.0%     100.0%     100.0%
Operating costs and expenses:
  Media purchases...............................................................       32.2%      34.2%      33.5%      34.3%
  Direct costs..................................................................       67.6%      45.7%      64.2%      47.3%
  Selling, general and administrative...........................................       25.1%      12.0%      23.4%      11.1%
  Interest expense..............................................................        1.4%       0.4%       1.1%       0.3%
                                                                                  ---------  ---------  ---------  ---------
    Total operating costs and expenses.........................................      126.3%      92.3%     122.2%      93.0%
Income before income taxes......................................................      (26.3%)      7.7%     (22.2%)      7.0%
Income taxes....................................................................        0.0%       2.7%       0.3%       2.4%
                                                                                  ---------  ---------  ---------  ---------
Net income......................................................................      (26.3%)      5.0%    (22.5%)       4.6%
                                                                                  ---------  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------  ---------

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

INTEREST EXPENSE

    Interest expense was approximately $.8 million for the three months ended September 30, 1997 compared to $.4 million for the three months ended September 30, 1996, an increase of $.4 million. This increase was due to an increase in the Company's average outstanding indebtedness from approximately $10.8 million during the second quarter of fiscal 1997 to approximately $27.0 million during the second quarter of fiscal 1998.

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

NET INCOME

    The Company incurred a net loss of $14.4 million for the three months ended September 30, 1997 compared to net income of $5.0 million for the three months ended September 30, 1996.

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

INTEREST EXPENSE

    Interest expense was approximately $1.4 million for the six months ended September 30, 1997 compared to $.7 million for the six months ended September 30, 1996, an increase of $.7 million. This increase was due to an increase in the Company's average outstanding indebtedness from approximately $8.3 million during the six months ended September 30, 1996 to approximately $24.8 million during the six months ended September 30, 1997.

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

NET INCOME

    The Company incurred a net loss of $27.3 million for the six months ended September 30, 1997 compared to net income of $9.4 million for the six months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital was $24.3 million at September 30, 1997 compared to working capital of $19.8 million at March 31, 1997, an increase of $4.5 million. The Company met its current period cash needs primarily through its cash flow from borrowings, liquidation of accounts receivable and inventory and an equity infusion of $20.0 million which occurred late in the second quarter. Operating activities for the six months ended September 30, 1997 resulted in a use of cash of $11.7 million. The Company's cash flow from operations in the six months ended September 30, 1997 was adversely affected by the net loss of approximately $27.3 million.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following exhibits are included herein:

        11.1 Statement Re: Computation of Per Share Earnings.

        27.1  Financial Data Schedule.

    (b) The Company filed the following Quarterly Reports on Form 8-K during the three month period ended September 30, 1997:

    The Company filed a Current Report on Form 8-K, dated September 18, 1997, reporting the completion of a private placement of $20 million of the Company's Series C Convertible Preferred Stock.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Registrant's Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

                               NATIONAL MEDIA CORPORATION
                               Registrant



Date: January 9, 1998          /s/ Robert N. Verratti
                               -----------------------------------------------
                               Robert N. Verratti
                               President, Chief Executive Officer and Director



Date: January 9, 1998          /s/ Paul R. Brazina
                               -----------------------------------------------
                               Paul R. Brazina
                               Vice President and Chief Financial Officer

                                 EXHIBIT INDEX
                                 --------------

Exhibit No.
-----------

    11.1  Statement Re: Computation of Per Share Earnings.

    27.1  Financial Data Schedule.