Form 10-Q/A
period 1997-09-30
NATIONAL MEDIA CORP
filed 1998-01-23
CIK 70412

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 2
                                      TO
                                  FORM 10-Q/A

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

    In addition, in Spring 1997, in accordance with applicable regulations, the Company notified the Consumer Product Safety Commission ("CPSC") of breakages which were occurring in its Fitness Strider product. The Company also notified the CPSC of its replacement of certain parts of the product with upgraded components. The CPSC reviewed the Company's testing results in order to assess the adequacy of the Company's upgraded components. The CPSC also undertook its own testing of the product and, on November 5, 1997, informed the Company that the CPSC compliance staff had made a preliminary determination that the product and the upgraded components present a substantial product hazard, as defined under applicable law. The Company and the staff are discussing voluntary action to address the CPSC's concerns, including replacement of the affected components. At present, management of the Company does not anticipate that any action agreed upon, or action required by the CPSC, will have any material adverse impact on the Company's financial condition or results of operations. The Company has also been contacted by Australian consumer protection regulatory authorities regarding the safety and fitness of the Fitness Strider product. At this point, the Company cannot predict whether the outcome of these matters regarding the Fitness Strider will have a material adverse impact upon the Company's financial condition or results of operations.

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

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to Registrant's Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

                               NATIONAL MEDIA CORPORATION
                               Registrant



Date: January 23, 1998         /s/ Robert N. Verratti
                               -----------------------------------------------
                               Robert N. Verratti
                               President, Chief Executive Officer and Director



Date: January 23, 1998         /s/ Paul R. Brazina
                               -----------------------------------------------
                               Paul R. Brazina
                               Vice President and Chief Financial Officer

                                 EXHIBIT INDEX
                                 --------------

Exhibit No.
-----------

    11.1  Statement Re: Computation of Per Share Earnings.

    27.1  Financial Data Schedule.