Form 10-Q
period 1997-12-31
NATIONAL MEDIA CORP
filed 1998-02-13
CIK 70412

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q

   (MARK ONE)

   /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended December 31, 1997

                                     OR

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
   For the transition period from ______________ to ________________.

                        Commission file number 1-6715


                          NATIONAL MEDIA CORPORATION
           ------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)


         DELAWARE                                               13-2658741
-----------------------------                               -------------------
(State or Jurisdiction of                                   (I.R.S. Employer
Incorporation or Organization)                              Identification No.)


                           Eleven Penn Center
                       1835 Market Street, Suite 1100
                          Philadelphia, PA 19103
               --------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


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


YES /X/      NO / /


    There were 25,325,487 issued and outstanding shares of the registrant's common stock, par value $.01 per share, at January 31, 1998. In addition, there were 887,229 shares of treasury stock as of such date.

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES

                                     INDEX

                                                                                                              PAGE
                                                                                                              ----
Facing Sheet...............................................................................................     1

Index......................................................................................................     2

Part I. Financial Information

   Item 1. Financial Statements (unaudited)

      Condensed Consolidated Balance Sheets at December 31, 1997 and March 31, 1997........................     3
      Condensed Consolidated Statements of Operations Three months ended December 31, 1997 and 1996........     4
      Condensed Consolidated Statements of Operations Nine months ended December 31, 1997 and 1996.........     5
      Condensed Consolidated Statements of Cash Flows Nine months ended December 31, 1997 and 1996.........     6
      Notes to Condensed Consolidated Financial Statements.................................................     7

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...........    14

Part II. Other Information

   Item 1. Legal Proceedings...............................................................................    22
   Item 6. Exhibits and Reports on Form 8-K................................................................    22


   Signatures..............................................................................................    23

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                              NATIONAL MEDIA CORPORATION
                                  AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except number of shares and per share amounts)

                                                                                    DECEMBER 31,     MARCH 31,
                                                                                        1997            1997
                                                                                    ------------  ----------------
                                                                                    (UNAUDITED)   (SEE NOTE BELOW)
                                 ASSETS
                                -------
Current assets:
  Cash and cash equivalents.......................................................   $   11,834     $      4,058
  Accounts receivable, net........................................................       28,412           40,179
  Inventories, net................................................................       24,836           30,919
  Prepaid media...................................................................        4,130            3,563
  Prepaid show production.........................................................        5,504            6,765
  Deferred costs..................................................................        5,638            3,318
  Prepaid expenses and other current assets.......................................        1,736            2,505
  Deferred income taxes...........................................................        2,571            2,591
                                                                                    ------------        --------
    Total current assets..........................................................       84,661           93,898

Property and equipment, net.......................................................       12,925           14,182
Excess of cost over net assets of acquired businesses and other intangible assets,
  net.............................................................................       50,874           50,732
Other assets......................................................................        2,530            6,820
                                                                                    ------------        --------
    Total assets..................................................................   $  150,990     $    165,632
                                                                                    ------------        --------
                                                                                    ------------        --------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
  Accounts payable................................................................   $   17,657     $     21,810
  Accrued expenses................................................................       24,650           30,830
  Deferred revenue................................................................        1,561              686
  Income taxes payable............................................................         --                552
  Deferred income taxes...........................................................        2,351            2,351
  Current portion of long-term debt and capital lease obligations.................       23,433           17,901
                                                                                    ------------        --------
    Total current liabilities.....................................................       69,652           74,130

Long-term debt and capital lease obligations......................................        2,529              959
Deferred income taxes.............................................................          240              240
Other liabilities.................................................................        3,764            1,743

Shareholders' equity:
  Preferred stock, $.01 par value; authorized 10,000,000 shares; issued 86,250 and
    95,000 shares Series B convertible preferred stock, respectively, and 20,000
    and 0 shares Series C convertible preferred stock, respectively...............           1                1
  Common stock, $.01 par value; authorized 75,000,000 shares; issued 26,212,716 and
    24,752,792 shares, respectively...............................................          262              248
  Additional paid-in capital......................................................      155,643          127,764
  Retained earnings...............................................................      (64,615)         (29,122)
                                                                                    ------------        --------
                                                                                         91,291           98,891

  Treasury stock, 887,229 and 707,311 shares, respectively, at cost...............       (6,802)          (4,244)
  Notes receivable, officer.......................................................         (139)            --
  Foreign currency translation adjustment.........................................       (9,545)          (6,087)
                                                                                    ------------        --------
    Total shareholders' equity....................................................       74,805           88,560


    Total liabilities and shareholders' equity....................................   $  150,990     $    165,632
                                                                                    ------------        --------
                                                                                    ------------        --------

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

                       NATIONAL MEDIA CORPORATION
                             AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (unaudited)
                  (In thousands, except per share amounts)

                                                                                               THREE MONTHS ENDED
                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1997       1996
                                                                                              ---------  ---------
Revenues:
  Product sales.............................................................................  $  63,182  $  68,979
  Retail royalties..........................................................................       --          354
  Sales commissions and other revenues......................................................      1,735      1,509
                                                                                              ---------  ---------
      Net revenues..........................................................................     64,917     70,842

Operating costs and expenses:
  Media purchases...........................................................................     20,532     28,112
  Direct costs..............................................................................     38,157     38,934
  Selling, general and administrative.......................................................     13,475     11,486
  Severance expense.........................................................................       --        1,100
  Interest expense..........................................................................        910        414
                                                                                              ---------  ---------
      Total operating costs and expenses....................................................     73,074     80,046
                                                                                              ---------  ---------
  Loss before income taxes..................................................................     (8,157)    (9,204)
  Income tax benefit........................................................................        (11)    (3,220)
                                                                                              ---------  ---------
   Net loss.................................................................................  $  (8,146) $  (5,984)
                                                                                              ---------  ---------
                                                                                              ---------  ---------
   Net loss per common share................................................................  $   (0.34) $   (0.26)
                                                                                              ---------  ---------
                                                                                              ---------  ---------
  Net loss per common share-assuming dilution...............................................  $   (0.34) $   (0.26)
                                                                                              ---------  ---------
                                                                                              ---------  ---------
  Weighted average number of common shares outstanding:
   Basic....................................................................................     25,324     23,268
                                                                                              ---------  ---------
                                                                                              ---------  ---------
   Diluted..................................................................................     25,324     23,268
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    See notes to condensed consolidated financial statements.

                            NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (unaudited)
                       (In thousands, except per share amounts)

                                                                                              NINE MONTHS ENDED
                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
Revenues:
  Product sales...........................................................................  $  182,959  $  261,643
  Retail royalties........................................................................        --        14,119
  Sales commissions and other revenues....................................................       3,676       4,036
                                                                                            ----------  ----------
    Net revenues..........................................................................     186,635     279,798
Operating costs and expenses:
  Media purchases.........................................................................      61,332      99,748
  Direct costs............................................................................     116,272     137,732
  Selling, general and administrative.....................................................      41,925      34,611
  Severance expense.......................................................................        --         1,100
  Interest expense........................................................................       2,299       1,127
                                                                                            ----------  ----------
    Total operating costs and expenses....................................................     221,828     274,318
                                                                                            ----------  ----------
(Loss) income before income taxes.........................................................     (35,193)      5,480
Income taxes..............................................................................         300       1,920
                                                                                            ----------  ----------
Net (loss) income.........................................................................  $  (35,493) $    3,560
                                                                                            ----------  ----------
                                                                                            ----------  ----------
  Net (loss) income per common share......................................................  $    (1.45) $     0.17
                                                                                            ----------  ----------
                                                                                            ----------  ----------
  Net (loss) income per common share-assuming dilution....................................  $    (1.45) $     0.13
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Weighted average number of common shares outstanding:
  Basic...................................................................................      24,736      21,415
                                                                                            ----------  ----------
                                                                                            ----------  ----------
  Diluted.................................................................................      24,736      27,043
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    See notes to condensed consolidated financial statements.

                                   NATIONAL MEDIA CORPORATION
                                       AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (unaudited)
                                      (In thousands)

                                                                                                NINE MONTHS ENDED
                                                                                                  DECEMBER 31,
                                                                                              ---------------------
                                                                                                 1997       1996
                                                                                              ----------  ---------
Cash flows from operating activities:
  Net (loss) income.........................................................................  $  (35,493) $   3,560
  Adjustments to reconcile net (loss) income to net cash used in operating activities:
   Depreciation and amortization............................................................       5,355      3,318
   Amortization of loan discount............................................................         286        379
   Non-cash executive compensation..........................................................         750       --
   Changes in operating assets and liabilities, net of effects from acquisitions............       4,298    (30,948)
   Other....................................................................................       5,304     (4,438)
                                                                                              ----------  ---------
Net cash used in operating activities.......................................................     (19,500)   (28,129)

Cash flows from investing activities:
  Additions to property and equipment.......................................................      (1,805)    (5,343)
  Cost of companies acquired, net of cash acquired..........................................        --         (615)
  Proceeds from sale of common stock investment.............................................       1,025       --
  Investment in common stock................................................................        --       (1,250)
                                                                                              ----------  ---------
Net cash used in investing activities.......................................................       (780)     (7,208)

Cash flows from financing activities:
  Net proceeds from issuance of preferred stock.............................................      19,708       --
  Proceeds from borrowings..................................................................       8,759      9,400
  Payments on long-term debt, notes payable and capital lease obligations...................      (1,857)   (15,294)
  Exercise of stock options and warrants....................................................       1,602      6,027
  Net proceeds from issuance of common stock................................................        --       28,869
                                                                                              ----------  ---------
Net cash provided by financing activities...................................................      28,212     29,002

Effect of exchange rate changes on cash and cash equivalents................................        (156)    (2,100)
                                                                                              ----------  ---------
Net increase (decrease) in cash and cash equivalents........................................       7,776     (8,435)
Cash and cash equivalents at beginning of period............................................       4,058     18,405
                                                                                              ----------  ---------
Cash and cash equivalents at end of period..................................................  $   11,834  $   9,970
                                                                                              ----------  ---------
                                                                                              ----------  ---------

              See notes to condensed consolidated financial statements.

                           NATIONAL MEDIA CORPORATION
                               AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                 December 31, 1997



1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934 (the "Exchange Act"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1997, as amended on Form 10-K/A.

    Certain prior-year amounts have been reclassified to conform to current presentation.

2. PER SHARE AMOUNTS

    In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement 128 replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. Earnings per share is computed on the basis of the weighted average number of shares outstanding during the periods presented. Earnings per share-assuming dilution is computed on the basis of the weighted average number of shares outstanding during the period plus the dilutive effect of stock options, warrants and preferred stock.

3. INCOME TAXES

    The Company recorded income tax expense of $300,000 for the nine months ended December 31, 1997 due to tax liabilities relating to its Asian and South Pacific operations. Income tax benefits on domestic and European losses have been fully reserved until realized.

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

    On July 16, 1997, the Company and certain of the other defendants to the action entered into a settlement agreement with the plaintiffs. The Company recorded a charge of approximately $6.0 million in the fourth quarter of the fiscal year ended March 31, 1997 ("fiscal 1997") in connection with this matter.

WWOR LITIGATION

    In March 1997, WWOR-TV filed a breach of contract action in the United States District Court for New Jersey against one of the Company's operating subsidiaries alleging that the subsidiary wrongfully terminated a contract for the purchase of media time, and seeking in excess of $1,000,000 in compensatory damages. The Company is contesting the action and believes it has meritorious defenses to the plaintiff's claims for damages. At this stage, the Company cannot predict the outcome of this matter; however, even if plaintiffs were to succeed on all of their claims, the Company does not believe that such result would have a material adverse impact on the Company's financial condition or results of operations.

PARKIN

    In early October 1997, John Parkin, an on air personality appearing in certain of the Company's infomercials, brought an action for injunctive relief and unspecified damages in the United States District Court for the Eastern District of Pennsylvania, alleging principally breach of contract and intellectual property based claims. Following court hearings, plaintiff's claims for injunctive relief were dismissed. While at this stage the Company cannot predict the outcome of this matter, the Company believes that any resolution of this matter will not have a material adverse effect on the Company's results of operations.

PRTV LITIGATION

PRTV SHAREHOLDERS' CALIFORNIA CLASS ACTION

    On May 1, 1995, prior to the acquisition of Positive Response Television, Inc. ("PRTV") by the Company in May 1996, a purported class action suit was filed in the United States District Court for the Central District of California against PRTV and its principal executive officers alleging that PRTV made false and misleading statements in its public filings, press releases and other public statements with respect to its business and financial prospects. The suit was filed on behalf of all persons who purchased PRTV common stock during the period from January 4, 1995 to April 28, 1995. The suit sought unspecified compensatory damages and other equitable relief. On or about September 25, 1995, the plaintiffs filed a second amended complaint which added additional officers as defendants and attempted to set forth new facts to support plaintiff's entitlement to legal relief. The Company reached an agreement in principle to settle this action in fiscal 1997 which provides for the payment of $550,000 to the class, 66% of which has been paid by PRTV's insurance carrier. The Company recorded a charge of $187,000 during fiscal 1997 in connection with this matter. Such settlement is contingent upon final court approval.

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

REGULATORY MATTERS

    As a result of prior settlements with the Federal Trade Commission ("FTC"), the Company has agreed to two consent orders. Prior to the Company's May 1996 acquisition of PRTV, PRTV and its Chief Executive Officer, Michael S. Levey, also agreed to a consent order with the FTC. Among other things, such consent orders require the Company, PRTV and Mr. Levey to submit compliance reports to the FTC staff. The Company, PRTV and Mr. Levey submitted compliance reports as well as additional information requested by the FTC staff. In June 1996, the Company received a request from the FTC for additional information regarding two of the Company's infomercials in order to determine whether the Company is operating in compliance with the consent orders referred to above. The Company responded to such request. The
FTC later advised the Company that it believed the Company had violated one of the consent orders by allegedly failing to substantiate certain claims made in one of its infomercials which it no longer airs in the United States. The Company, which is now indemnified against any damages sustained as a result of any action taken by the FTC in connection with such infomercial, has provided information to the FTC to demonstrate substantiation. If the Company's substantiation is deemed to be insufficient by the FTC, the FTC has a variety of enforcement mechanisms available to it, including, but not limited to, monetary penalties. While no assurances can be given, the Company does not believe that, especially given the indemnification protection available to it, any remedies to which it may become subject will have a material adverse effect on the Company's results of operations or financial condition. The Company and PRTV have, pursuant to the terms of the above-referenced consent orders, notified the FTC of the proposed merger (the "Merger") with ValueVision International,, Inc. ("ValueVision"). The FTC may request additional information about the Merger.

    In addition, in Spring 1997, in accordance with applicable regulations, the Company notified the Consumer Product Safety Commission ("CPSC") of breakages which were occurring in its Fitness Strider product. The Company also notified the CPSC of its replacement of certain parts of the product with upgraded components. The CPSC reviewed the Company's testing results in order to assess the adequacy of the Company's upgraded components. The CPSC also undertook its own testing of the product and, in November 1997, informed the Company that the CPSC compliance staff had made a preliminary determination that the product and the upgraded components present a substantial product hazard, as defined under applicable law. The Company and the staff are discussing voluntary action to address the CPSC's concerns, including replacement of the affected components. At present, management of the Company does not anticipate that any action agreed upon, or action required by the CPSC, will have any material adverse impact on the Company's financial condition or results of operations. The Company has also been contacted by Australian consumer protection regulatory authorities regarding the safety and fitness of the Fitness Strider product. At this point, the Company cannot predict whether the outcome of these matters regarding the Fitness Strider will have a material adverse impact upon the Company's financial condition or results of operations.

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

5. DEBT

    In June, 1996, the Company increased its revolving line of credit (the "Line") from $5,000,000 to $20,000,000. The Line was available pursuant to its terms until September 30, 1997. In September 1997, the Company and its principal lender (the "Bank") signed a Loan Modification Agreement (the "September Agreement"). The September Agreement limited the maximum outstanding amount of cash advances under the Line to $19,000,000 less the amount of permitted outstanding letters of credit; the maximum amount of outstanding standby letters of credit to an additional $475,000; the maximum amount of outstanding commercial letters of credit to $5,000,000 and the maximum amount of cash advances combined with the maximum amount of standby letters of credit, in the aggregate, to $19,475,000. In addition, the Line was extended until December 31, 1998, and the payment terms of the Company's $4.0 million Term Loan (the "Term Loan") were revised as follows: $50,000 per month on the first day of each month from December 1997 through March 1998; $800,000 on April 1, 1998; and $1,000,000 on each of December 1, 1998, 1999 and 2000. The September Agreement increased the interest rates on the Line from prime to prime plus 3%, and the rate on the Term Loan from prime plus 0.5% to prime plus 3%. Interest was payable at the rate of prime plus 1.5% on the first day of each month through May 31, 1998. The remaining 1.5% was to be accrued and repaid in seven equal installments starting June 1, 1998. As of and after June 1, 1998 interest was to be payable monthly at the rate of prime plus 3.0%. The September Agreement provides for an interest rate increase of 1.0% during any period during which the Company fails to be in compliance with certain financial covenants, including tangible net worth and working capital minimums and other financial ratios. The Company is also required to pay a loan restructuring fee of $304,000, payable in equal installments over 16 months starting September 18, 1997, the date of the September Agreement. On a monthly basis, the Company must compute a borrowing base (as defined in the September Agreement) which must be greater than the outstanding amount of debt owed under the September Agreement, and submit certain financial information. In addition, the Company is subject to certain restrictions including payment of dividends, and must be in compliance with various financial covenants, including tangible net worth and working capital minimums and other financial ratios on a quarterly basis through December 31, 1997 and on a continuous monthly basis during the remaining term of the Line. At December 31, 1997, the Company was in compliance with these requirements. The Term Loan and the Line are secured by a lien on substantially all the assets of the Company except a lien on the assets pledged in connection with the ASB Bank credit facility and the subordination of lien on approximately $1.0 million of certain non-domestic assets pledged to Barclays Bank PLC. At December 31, 1997, the Company had outstanding cash advances of $18,600,000 and $875,000 in stand-by and commercial letters of credit under the Line. On January 5, 1998, the Company executed a further agreement with the Bank in connection with the execution of the Agreement and Plan of Reorganization and Merger (the "Merger Agreement") between the Company and ValueVision and V-L Holdings Corp. (discussed in note 9 below). This amendment changed the interest payment terms to the extent that the entire 3% above prime is payable on a monthly basis and the previous 1.5% accrued interest from September 18, 1997 to January 5, 1998 was due and paid immediately. In this most recent agreement, the Bank waived a "due on sale" clause otherwise applicable to the Line and accommodated certain other terms of the Merger Agreement, in consideration of a guaranty of the Loan by ValueVision upon consummation of the Merger and certain other concessions by the Company, including, granting the Bank a security interest in the assets of its Prestige Marketing Limited subsidiary (collectively with Prestige Marketing International Limited, "Prestige") upon the termination of the Company's credit facility with ASB Bank (discussed below).

    In connection with the September Agreement, the Company granted to the Bank warrants to acquire 125,000 shares of the Company's common stock, par value $.01 per share (the "Common Stock"), at a price of $5.1875 per share, the market price of the Company's Common Stock as of the date of the grant. These warrants have a term of five years from the date of grant and contain standard antidilution provisions. The value accorded the warrants has been accounted for as a loan discount and is being amortized over the remaining term of the Line (15 months) and included in interest expense.

    In July 1997, the Bank notified the Company that the foreign currency line being provided by the Bank had been reduced to cover only the then current outstanding amount of the Company's forward contracts of $6.0 million. Pursuant to the Agreement, the Company and the Bank agreed that, thereafter, the Bank would not extend any new, or rollover any existing, forward contract under such facility, effectively terminating the facility on a rolloff basis. The Company had $1.5 million in outstanding forward contracts at December 31, 1997. The Company had no borrowings outstanding under its $1.0 million overdraft line with Barclays Bank PLC as of December 31, 1997.

    In July 1997, the Company obtained a credit facility from ASB Bank through Prestige consisting of a working capital facility (overdraft and letter of credit) of $1.0 million New Zealand dollars (approximately $0.6 million US dollars at December 31, 1997) and a short term loan of $4.3 million New Zealand dollars (approximately $2.5 million US dollars at December 31, 1997). At December 31, 1997, the Company had no amounts outstanding under the working capital facility and $4.3 million New Zealand dollars outstanding under the short term loan. The working capital facility is due on demand, bears interest at the ASB Bank Banking Business Rate (the "BBBR Rate"), plus 1% payable monthly, and expires on February 15, 1998. The short term loan bore interest at the BBBR Rate plus 2% and was paid in full pursuant to its terms on January 24, 1998. Under the credit facility, Prestige is subject to certain financial covenants including tangible net worth and working capital minimums and various financial ratios and the Company is limited in its ability to obtain future financing from Prestige. The Company is presently in discussions with ASB Bank to extend and increase the working capital facility. Such extension is subject to Bank approval.

    The Company's remaining debt includes a note payable to Edmark Industries in the amount of $900,000 (original amount of $1,400,000) relating to the settlement of litigation which occurred in fiscal 1997. Payment terms are $50,000 per month, plus 8% interest. The remaining debt of approximately $700,000 relates to capital leases and two notes payable in connection with various prior year acquisitions.

6. EQUITY FINANCING

    On September 18, 1997, the Company sold to two institutional investors (the "Series C Investors") 20,000 shares of its Series C Convertible Preferred Stock, $.01 par value per share (the "Series C Preferred Stock"), with a face value of $1,000 per share, for an aggregate purchase price of $20.0 million. The Series C Preferred Stock has a four year term and is automatically converted into the Company's Common Stock at maturity, if not converted prior thereto. By its original terms, each share of Series C Preferred Stock is convertible at the holder's option into such number of shares of the Company's Common Stock, as is determined by dividing the face value ($1,000) of the Series C Preferred Stock (plus a 6% per annum premium accrued as of the conversion date) by (i) if the conversion occurs on or before March 17, 1998, a conversion price equal to $6.06 per share (subject to adjustment), or (ii) in the case of conversion after March 18, 1998, a conversion price equal to the lower of $6.06 per share or the lowest daily volume weighted average sale price during the five days immediately prior to such conversion. The $6.06 conversion price was based on 120% of the volume weighted average sales price on the date of the initial announcement of the transaction in which the Series C Preferred Stock was issued. If converted at December 31, 1997, the Series C Preferred Stock would have been convertible into approximately 3,300,330 shares of the Company's Common Stock. Depending on market conditions at the time of conversion, the number of shares issuable could prove to be significantly greater, based upon the then prevailing trading price of the Company's Common Stock. In connection with the execution of the Agreement related to the Series C Preferred Stock, the Company issued warrants (the "Series C Warrants") to purchase an aggregate of 989,413 shares of the Company's Common Stock to the Series C Investors. The Series C Warrants are exercisable until September 17, 2002 at an exercise price of $6.82 per share of the Company's Common Stock (subject to adjustment). The exercise price of $6.82 per share represents 135% of the volume weighted average sales price at the date of initial announcement of the transaction. The Series C Preferred Stock carries a 6% annual premium, payable in cash or the Company's Common Stock, at the Company's option, at the time of conversion. The premium is being recorded as a deemed dividend from the date of issuance to the date of conversion, solely for the purpose of calculating earnings per share.

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

    See "Note 9-Subsequent Events" below concerning a subsequent transaction concerning the Series C investors.

7. ACQUISITION-POSITIVE RESPONSE TELEVISION, INC.

    The Company, in connection with its May 17, 1996 acquisition of PRTV, issued 211,146 shares of the Company's Common Stock, valued at $2,982,000, into an escrow account for possible future delivery to PRTV shareholders based on the realization of certain assets by September 30, 1997. The Company included these escrow shares in the original $25.9 million purchase price of PRTV. Based on the Company's calculation, PRTV shareholders will receive 29,197 shares from the escrow account. The Company has accounted for the remaining unissued escrow shares of 181,949 as treasury stock and accordingly recorded an adjustment to increase treasury stock and decrease goodwill by $2,570,000 during the three months ended December 31, 1997. The actual shares will be delivered upon approval of the PRTV shareholder representative.

8. EXECUTIVE COMPENSATION

    Subsequent to December 31, 1997, the Company and its Chief Executive Officer executed an agreement concerning the terms of his continuing employment. The agreement reaffirms the issuance to the executive of options to acquire 700,000 shares of the Company's Common Stock with an initial exercise price of $4.75. In addition, the agreement provides that, upon the occurrence of certain triggering events (such as a sale or merger of the Company, or significant investment), including the consummation of the Merger Agreement, the executive can realize a reduction of up to an aggregate of approximately $3.0 million in the exercise price of his options. The current quarter includes a $750,000 non-cash charge in connection with this matter. The charge is being amortized from November 13, 1997, the date of the agreement in principal, through June 30, 1998. The ultimate aggregate non-cash charge, if any, will be determined based upon whether a triggering event occurs by June 30, 1998, the expiration date for that provision of the agreement, and the market price or sale price of the Company's Common Stock upon the occurrence of the triggering event.

9. SUBSEQUENT EVENTS

    On January 5, 1998, the Company announced that it had entered into the Merger Agreement, dated as of January 5, 1998, by and among the Company, ValueVision and V-L Holdings Corp. ("Newco"), a newly-formed Delaware corporation to be renamed upon consummation of the Merger Agreement. ValueVision is a Minnesota-based integrated electronic and print media direct marketing company which operates the third largest telelvision home shopping network in the United States. Following consummation of the transactions contemplated by the Merger Agreement, the Company and ValueVision will be wholly-owned subsidiaries of Newco (the "Merger"). Subject to the satisfaction of certain conditions set forth below, the Merger Agreement is expected to be consummated in the second calendar quarter of 1998. The Merger will be accounted for as a purchase for accounting and financial reporting purposes with ValueVision as the acquiror. As a result, approximately $80 million in goodwill will have to be recognized by Newco and amortized over a 25-year period. Newco will apply to have its common stock listed for trading on a national exchange or market.

    Pursuant to the terms of the Merger Agreement, each outstanding share of the Company's Common Stock will be converted into the right to receive one share of common stock in Newco and each outstanding share of common stock, $.01 par value per share ("ValueVision Common Stock") of ValueVision, will be converted into the right to receive 1.19 shares of common stock in Newco. Following consummation of the Merger, Newco will have an aggregate of approximately 57 million shares of common stock issued and outstanding (based upon 25.3 million shares of the Company's Common Stock and 26.8 million shares of ValueVision Common Stock issued and outstanding as of January 19, 1998). The Company's stockholders will own approximately 45% of the common stock of Newco after the Merger. ValueVision's shareholders will own approximately 55% of the common stock of Newco after the Merger.

    Concurrently with the execution of the Merger Agreement, the Company entered into an agreement with the Series C Investors (the "Redemption and Consent Agreement") in which the Company agreed to exchange the Series C Preferred Stock for a to be newly created Series D Convertible Preferred Stock of the Company (the "Series D Preferred Stock") and redeem all of the Series D Preferred Stock for approximately $23.5 million upon consummation of the Merger. Pursuant to the terms of the Redemption and Consent Agreement, the Series C Investors agreed, among other things, not to request the Company to convert the Series C Preferred Stock or Series D Preferred Stock into Common Stock at a per share price below $6.06 prior to the earliest of (i) June 1, 1998 (which date may be extended until August 31, 1998 in certain circumstances set forth in the Redemption and Consent Agreement), (ii) the date upon which it is publicly announced that ValueVision is unwilling to proceed with the Merger on the terms set forth in the Merger Agreement, or (iii) the date upon which demand is made to the Company to repay the Loan (as defined below). In order to make the required amendments to the terms of the Series C Preferred Stock, the Company agreed to exchange the Series C Preferred Stock for a class of newly designated preferred stock, Series D Preferred Stock, which would contain terms substantially similar to those set forth in the Series C Certificate of Designations, Preferences and Rights. As further consideration for executing the Redemption and Consent Agreement, the Company issued to the Series C Investors warrants to acquire 500,000 shares of the Company's Common Stock at an exercise price of $6.82 per share. Such warrants are exercisable at any time prior to January 5, 2003.

    Pursuant to the terms of the Merger Agreement, ValueVision extended to the Company a working capital loan (the "Loan") of up to $10.0 million to be utilized pending consummation of the Merger Agreement. $7.0 million was advanced under the Loan upon execution of the Merger Agreement. The Loan proceeds will be used by the Company for various purposes, including funding of inventory and media purchases. The Loan bears interest at prime rate plus 1.5% per annum and is due on the earlier of January 1, 1999 or upon termination of the Merger Agreement in certain circumstances. In the event the Company is unable to repay the Loan when due, ValueVision may elect to receive payment in shares of the Company's Common Stock at the then present market value. In consideration for providing the Loan, the Company issued to ValueVision warrants to acquire 250,000 shares of the Company's Common Stock with an exercise price per share equal to $2.74. The warrants are exercisable until the earlier of (i) January 5, 2003 and (ii) the occurrence of one of the following termination events: (x) the consummation of the Merger or (y) the termination by the Company of the Merger Agreement, if such termination results from a breach of a covenant by ValueVision or in the event ValueVision's shareholders do not approve the Merger Agreement; provided, however, that if, within 75 days after such termination event, the Company has not repaid the Loan in full or if during such 75 days, the Company defaults under its obligations pursuant to the Loan, no termination event will be deemed to have occurred and the warrants shall remain exercisable. The Company also granted registration rights in connection with the shares of the Company's Common Stock issuable in connection with the Loan and the warrants issued to ValueVision. The Company is currently in the process of valuing these warrants. The value accorded the warrants will be accounted for as a loan discount which will be amortized over the term of the loan and included in interest expense.

    Consummation of the Merger is subject to the satisfaction (or waiver) of a number of conditions, including, but not limited to: (i) approval by holders of a majority of the issued and outstanding shares of the Company's Common Stock and ValueVision Common Stock; (ii) redemption of the Company's Series D Stock for approximately $23.5 million; and (iii) the receipt of certain regulatory and other approvals.

    In the event of the termination of the Merger Agreement under certain circumstances, such as the proposal of an Alternative Transaction (as defined in the Merger Agreement), the Company is obligated to pay to ValueVision, or ValueVision is obligated to pay to the Company, a termination fee equal to $5.0 million. In addition, the Company has granted to ValueVision an option to purchase up to 19.9% (5,075,979 shares of the Company's Common Stock based upon the number of shares of the Company's Common Stock issued and outstanding on the date of execution of the Merger Agreement) of the Company's Common Stock at a per share cash purchase price of $3.4375. Similarly, ValueVision has granted to the Company an option to purchase up to 19.9% (5,579,119 shares of ValueVision Common Stock based upon the number of shares of ValueVision Common Stock issued and outstanding as of the date of execution of the Merger Agreement) of ValueVision's Common Stock at a per share cash purchase price of $3.875. Such options (each, a "Termination Option") are exercisable by the respective party, in whole or in part, at any time after the occurrence of an event which would entitle such party to the termination fee described above; provided, however, that neither party may exercise the Termination Option if such party is in material breach of any of its material representations, warranties, covenants or agreements contained in the Merger Agreement or in the Termination Option. Neither party may receive in excess of $7.5 million in connection with the receipt of the termination fee and the exercise of such party's Termination Option.

              CAUTIONARY STATEMENT FOR FORWARD--LOOKING STATEMENTS

    This Report contains "forward-looking" statements regarding potential future events and developments affecting the business of the Company. Such statements relate to, among other things, (i) the operations of the Company following consummation of the Merger; (ii) competition for customers for its products and services; (iii) the uncertainty of developing or obtaining rights to new products that will be accepted by the market and the timing of the introduction of new products into the market; (iv) the limited market life of the Company's products; and (v) other statements about the Company or the direct response industry.

    The Company's ability to predict results or the effect of any pending events, including the Merger, on the Company's operating results is inherently subject to various risks and uncertainties, including competition for products, customers and media access; the risks of doing business abroad; the uncertainty of developing or obtaining rights to new products that will be accepted by the market; the limited market life of the Company's products; and the effects of government regulations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    The following does not attempt to give effect to the consummation of the Merger or to the business or prospects of ValueVision.

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

RESULTS OF OPERATIONS

    The Company's operating results for the nine months ended December 31, 1996 included the operating results of certain of the Company's operating subsidiaries for only a portion of the period, as follows: Positive Response Television, Inc. ("PRTV") from May 17, 1996 (date of acquisition) to December 31, 1996 and Prestige Marketing Limited and Prestige Marketing International Limited (collectively, "Prestige") and Suzanne Paul Holdings Pty Limited and its operating subdivisions (collectively, "Suzanne Paul") from July 2, 1996 (date of acquisition) to December 31, 1996.

    The following table sets forth the operating data of the Company as a percentage of net revenues for the periods indicated below:

                                                                                   THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                                      DECEMBER 31,          DECEMBER 31,
                                                                                  --------------------  --------------------
                                                                                    1997       1996       1997       1996
                                                                                  ---------  ---------  ---------  ---------
Statement of Operations Data:
 Net revenues...................................................................      100.0%     100.0%     100.0%     100.0%



Operating costs and expenses:
 Media purchases................................................................       31.6%      39.7%      32.9%      35.7%
 Direct costs...................................................................       58.8%      55.0%      62.3%      49.2%
 Selling, general and administrative............................................       20.8%      16.2%      22.5%      12.4%
 Severance expense..............................................................         --        1.6%        --        0.4%
 Interest expense...............................................................        1.4%       0.6%       1.2%       0.4%
                                                                                    ---------  ---------  ---------  ---------
   Total operating costs and expenses...........................................      112.6%     113.1%     118.9%      98.1%

(Loss) income before income taxes...............................................      (12.6%)    (13.1%)    (18.9%)      1.9%
Income taxes (benefit)..........................................................         --       (4.5%)      0.2%       0.7%
                                                                                    ---------  ---------  ---------  ---------
Net (loss) income...............................................................      (12.6%)     (8.6%)    (19.1%)      1.2%
                                                                                    ---------  ---------  ---------  ---------
                                                                                    ---------  ---------  ---------  ---------

Three months ended December 31, 1997 compared to three months ended December 31, 1996

NET REVENUES

Net revenues were $64.9 million for the three months ended December 31, 1997, as compared to $70.8 million for the three months ended December 31, 1996, a decrease of $5.9 million or 8.4%. The Company aired three new shows in the domestic marketplace in the quarter ended December 31, 1997. These shows did not have a significant impact on the revenues for the current year quarter due to the timing of their airings and the buildup of a backlog of orders created by timing issues related to manufacturing and sourcing for the related products. As of December 31, 1997, the Company's North American operation had a backlog of approximately $13.0 million in gross revenues due in part to these new shows as compared to a backlog of $10.5 million at December 31, 1996. The Company believes it has created a pipeline of new shows to support its domestic operations on an ongoing basis and to add to its library of shows.

Domestic net revenues for the three months ended December 31, 1997 were $27.8 million as compared to $26.7 million for the three months ended December 31, 1996, an increase of $1.1 million or 4.1%. The revenues remained relatively flat as a result of the Company's inability to fully realize the benefits of the three new shows that tested and aired successfully during the current period. Due to timing issues related to manufacturing and sourcing, these shows did not contribute significantly to revenues until very late in the quarter ended December 31, 1997. Approximately 41.7% of net revenues for the three months ended December 31, 1997 were generated by sales of the Company's PVA 10X Mop product.

International net revenues for the three months ended December 31, 1997 were $37.1 million as compared to $44.1 million for the three months ended December 31, 1996, a decrease of $7.0 million or 15.9%. The majority of this decrease was due to the approximate 52% decline in revenues earned in the Japanese marketplace, of which approximately 5% was due directly to currency devaluation. The Company believes that this decline was the result of increased competition from traditional programming and other infomercial competitors and the fact that additional productive airtime was not obtained. In addition, the entire Asian marketplace, including Japan, continued to experience the negative impact of the economic downturn being experienced throughout that region, which resulted in a significant decline in the consumer spending ability. The Company's South Pacific revenues and operating results were negatively impacted in the three months ended December 31, 1997 by the current poor economy, as well as, significant returns associated with its Fitness Strider product. In addition, revenues for the current three month period as compared to the prior year three month period declined approximately 13.7% directly as a result of currency devaluation. All of these factors are expected to have a continuing impact on fourth quarter revenues in these regions.

OPERATING COSTS

Total operating costs and expenses were $73.0 million for the three months ended December 31, 1997 as compared to $80.0 million for the three months ended December 31, 1996, a decrease of $7.0 million or 8.7%. This was principally due to a lower advertising to sales ratio and was directly related to a 8.4% decline in revenues.

MEDIA PURCHASES

Media purchases were $20.5 million for the three months ended December 31, 1997 as compared to $28.1 million for the three months ended December 31, 1996, a decrease of $7.6 million or 27.0%. The ratio of media purchases to net revenues decreased from 39.7% for the three months ended December 31, 1996 to 31.6% for the three months ended December 31, 1997. This was attributable to a significant reduction in the domestic advertising to sales ratio primarily due to the successful airings of several new shows. This was partially offset by a slight increase in the international advertising to sales ratio. Recent trends indicate an increase in international media ratios due to increased competition and a trend towards minimum guarantee of media purchases. The Company recently was notified that the Eutelsal Hot Bird Satellite, on which it leases a 24 hour transponder, will launch in April 1998 at which time the Company will begin making monthly payments for the use of the transponder. While potentially providing the Company with expanded media coverage in Europe, if viewership and/or viewer response is not obtained at the desired levels and/or within the desired timeframe, the Company could experience an increase in its overall European advertising to sales ratio (taking into account the cost of the transponder lease and the cost of uplinking) starting in the first quarter of fiscal 1999.

DIRECT COSTS

Direct costs consist of the cost of materials, freight, infomercial production, commissions and royalties, order fulfillment, in-bound telemarketing, credit card authorization, warehousing and profit participation payments. Direct costs were $38.2 million for the three months ended December 31, 1997 as compared to $38.9 million for the three months ended December 31, 1996, a decrease of $0.7 million or 2.0%, primarily related to the decrease in net revenues. As a percentage of net revenues, direct costs were 58.8% for the three months ended December 31, 1997 and 55.0% for the three months ended December 31, 1996. A decline in domestic direct costs was more than offset by an increase in international direct costs. Domestically, the Company benefited primarily from a reduction in production and telemarketing expense. Internationally, the increase in direct costs was a result of higher product cost and lower sales volume (international revenues declined 15.9% from the comparable fiscal 1997 quarter). A significant contributing factor was the economic downturn, including the significant currency devaluation, experienced in the Far East and South Pacific rim countries. The Company was not able to adjust its prices to the extent or level required to offset the rapid deterioration in these countries' currencies. In addition, such poor economic conditions negatively impacted consumers' purchasing power in these regions, resulting in lower sales volume, and a higher negative impact from certain fixed and semi-fixed costs.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $13.5 million for the three months ended December 31, 1997 as compared to $11.5 million for the three months ended December 31, 1996, an increase of $2.0 million or 17.3%. The increase was primarily a result of higher professional fees, increased depreciation primarily associated with the Company's MIS system, higher occupancy expense, primarily due to the Company's new California office and costs associated with the reduction of the Company's presence in Russia. In addition, the current period includes non-cash compensation expense of $750,000 associated with options granted to an executive officer (See Note 8 to the financial statements). Selling, general and administrative expenses as a percentage of net revenues increased from 16.2% for the three months ended December 31, 1996 to 20.8% for the three months ended December 31, 1997 due to the aforementioned cost increases combined with the 8.4% decrease in net revenues.

SEVERANCE

During the three months ended December 31, 1996, the Company recorded a $1.1 million charge against earnings relating to severance expense associated with the restructuring of management. No such charge was recorded in the current quarter.

INTEREST EXPENSE

Interest expense was approximately $0.9 million for the three months ended December 31, 1997 compared to $.4 million for the three months ended December 31, 1996, an increase of $.5 million. This increase was primarily due to an increase in the Company's average outstanding indebtedness from approximately $7.4 million during the third quarter of fiscal 1997 to approximately $26.6 million during the third quarter of fiscal 1998, as well as the increased interest rate to prime plus 3% which took effect in connection with Company's Loan Modification Agreement discussed elsewhere herein.

INCOME TAXES

The Company recorded a minimal income tax benefit for the three months ended December 31, 1997 resulting from a decrease in its Asian and South Pacific profits during the period. Income tax benefits have not been recorded during the current quarter on domestic and European losses. These benefits will be recorded when realized, reducing the effective tax rate on future domestic and European earnings. This compares to approximately $3.2 million of income tax benefit recorded for the third quarter of fiscal 1997 in order to reflect a 35.0% effective tax rate for the Company as a whole.

NET INCOME

The Company incurred a net loss of $8.1 million for the three months ended December 31, 1997, compared to a net loss of $6.0 million for the three months ended December 31, 1996. The current quarter reflected the negative impact of the economic downturn being experienced in the Far East and Pacific Rim countries on the Company's international revenues and margins.

Nine months ended December 31, 1997 compared to nine months ended December 31, 1996

NET REVENUES

Net revenues were $186.6 million for the nine months ended December 31, 1997, as compared to $279.8 million for the nine months ended December 31, 1996, a decrease of $93.2 million or 33.3%. Retail royalties were negligible for the nine months ended December 31, 1997 versus $14.1 million for the nine months ended December 31, 1996. The fiscal 1997 period royalties principally reflected the royalties generated from retail sales of the Ab Roller Plus product.

Domestic net revenues for the nine months ended December 31, 1997 were $70.0 million as compared to $154.9 million for the nine months ended December 31, 1996, a decrease of $84.9 million or 54.8%. This decrease was due primarily to the Ab Roller Plus performing strongly in the nine months ended December 31, 1996 on television and in print and retail. The Ab Roller Plus accounted for approximately 61% of domestic net revenues for the nine months ended December 31, 1996. Approximately 49% of net revenues for the nine months ended December 31, 1997 were generated by sales of the Company's Great North American Slim Down (29.9%) and PVA 10X Mop (19.1%) products. The decrease in net revenues was also due to the Company's inability to roll out enough new successful shows during the period to match the success of the Company's Ab Roller Plus show during the same period in the prior fiscal year. The rollout of a number of shows was postponed due to show production delays, to timing issues related to product manufacturing and sourcing, and to the Company's tight cash position which affected, among other things, inventory purchasing and media acquisition. Current period domestic revenues were also unfavorably impacted by an increased return rate primarily due to a change in product mix. The Company started benefiting from the infusion of new shows beginning late in the second quarter of fiscal 1998. In addition, the Company has built a backlog of approximately $13.0 million in gross revenues at December 31, 1997 primarily as a result of the introduction of three new shows in the third quarter of fiscal 1998.

International net revenues for the nine months ended December 31, 1997 were $116.6 million as compared to $124.9 million for the nine months ended December 31, 1996, a decrease of $8.3 million or 6.6%. The current year included nine months of revenues from the Prestige and Suzanne Paul acquisitions compared to approximately six months in the prior year; as well as a 2.3% increase in European net revenues due to expansion in Eastern Europe. These increases offset the approximate 49.4% decline in revenues generated in the Asian marketplace. This decline is a result of increased competition from traditional programming and other infomercial competitors and the fact that additional productive airtime was not obtained. In addition, the Company's Asian and South Pacific revenues were negatively impacted by the recent economic downturn in these regions, especially in the third quarter when these regions experienced significant currency devaluations. This downturn is expected to have a continuing adverse impact on these regions in the fourth fiscal quarter.

OPERATING COSTS

Total operating costs and expenses were $221.8 million for the nine months ended December 31, 1997, as compared to $274.3 million for the nine months ended December 31, 1996, a decrease of $52.5 million or 19.1%, due to the 33.3% decline in revenue.

MEDIA PURCHASES

Media purchases were $61.3 million for the nine months ended December 31, 1997 as compared to $99.7 million for the nine months ended December 31, 1996, a decrease of $38.4 million or 38.5%. This decrease was directly related to the 33.3% decline in net revenues. The ratio of media purchases to net revenues improved slightly to 32.9% for the nine months ended December 31, 1997 as compared to 35.7% for the nine months ended December 31, 1996. This was due to the favorable impact of a higher percentages of revenues being earned in the international marketplace in which media rates are generally more favorable. The domestic ratio in the current nine months remained consistent with the prior year nine month ratio despite the prior year period benefiting from significant retail royalties. Retail royalties carry no direct media costs and therefore produce a more favorable ratio. The ability to maintain a consistent domestic advertising to sales ratio was mainly due to a significant improvement in the domestic advertising to sales ratio in the current quarter.

DIRECT COSTS

Direct costs were $116.2 million for the nine months ended December 31, 1997 as compared to $137.7 million for the nine months ended December 31, 1996, a decrease of $21.5 million or 15.6%, primarily related to the decrease in net revenues. As a percentage of net revenues, direct costs were 62.3% for the nine months ended December 31, 1997 and 49.2% for the nine months ended December 31, 1996. Direct costs as a percentage of net revenues increased in both the domestic and international marketplace. Domestically, the ratio was unfavorably impacted by the 54.8% decrease in net revenues. The lower volume, coupled with certain fixed costs associated with the Company's fulfillment operations and a significant increase in the domestic return rate due to product mix, negatively impacted the ratio. The nine months ended December 31, 1996 benefited from retail royalties ($0 for December 31, 1997 as compared to $14.1 million for December 31, 1996) which carry minimal direct costs. Internationally, the current economic downturn and currency devaluation in the Far East and South Pacific regions (especially in the three months ended December 31, 1997), a change in product mix, and increased show customization costs adversely affected the ratio. The currency devaluation, particularly in the three months ended December 31, 1997, resulted in higher product costs due to the Company's inability to increase pricing to a level to offset the full impact of the significant decline in currency. In Japan, fulfillment and warehousing costs increased as a percentage of revenues as a result of the lower sales volume and higher inventory levels, respectively.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $41.9 million for the nine months ended December 31, 1997 as compared to $34.6 million for the nine months ended December 31, 1996, an increase of $7.3 million or 21.1%. Approximately $2.4 million of the increase related to selling, general and administrative expenses associated with the operations of Prestige which was acquired in July of 1996 resulting in six months of expense in the nine month period of fiscal year 1997 compared to the nine months during the current fiscal period. In addition, the current period includes non-cash compensation expense of $750,000 associated with options granted to an executive officer as well as $2.3 million of goodwill amortization, as compared to only $1.7 million in the prior period. The increase is due to the current year containing a full nine months of expense compared to partial expense during the prior nine months period during which the Company purchased PRTV and Prestige. The remainder of the increase was primarily a result of higher professional fees, increased depreciation expense primarily associated with the Company's MIS system, and higher occupancy expense. Selling, general and administrative expenses as a percentage of net revenues increased from 12.4% for the nine months ended December 31, 1996 to 22.5% for the nine months ended December 31, 1997 due to the aforementioned cost increases, combined with the 33.3% decrease in net revenues.

SEVERANCE EXPENSE

The nine months ended December 31, 1996 includes a $1.1 million charge to earnings related to severance expense associated with the restructuring of management. No such charge was recorded in the nine months ended December 31, 1997.

INTEREST EXPENSE

Interest expense was approximately $2.3 million for the nine months ended December 31, 1997 compared to $1.1 million for the nine months ended December 31, 1996, an increase of $1.2 million. This increase was due to an increase in the Company's average outstanding indebtedness from approximately $7.9 million during the nine months ended December 31, 1996 to approximately $25.3 million during the nine months ended December 31, 1997, and higher interest rates, primarily as a result of the Loan Modification Agreement in fiscal 1998 versus fiscal 1997.

INCOME TAXES

The Company recorded income tax expense of approximately $.3 million for the nine months ended December 31, 1997 resulting from tax liabilities generated on its Asian and South Pacific profits. Income tax benefits have not been recorded during the current period on domestic and European losses. These benefits will be recorded when realized, reducing the effective tax rate on future domestic and European earnings. This compares to approximately $1.9 million of income tax expense recorded for the nine months ended December 31, 1996, a 35.0% effective tax rate.

NET INCOME

The Company incurred a net loss of $35.5 million for the nine months ended December 31, 1997, compared to a net income of $3.6 million for the nine months ended December 31, 1996 primarily as a result of the 33.3% decrease in net revenues and higher direct costs and selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $15.0 million at December 31, 1997 compared to working capital of $19.8 million at March 31, 1997, a decrease of $4.8 million. The Company met its current period cash needs primarily through its cash flow from borrowings, liquidation of accounts receivable and inventory and an equity infusion of $20.0 million which occurred late in the second fiscal quarter. Operating activities for the nine months ended December 31, 1997 resulted in a use of cash of $19.5 million. The Company's cash flow from operations in the nine months ended December 31, 1997 was adversely affected by the net loss of approximately $35.5 million.

Consolidated accounts receivable decreased by $11.8 million, or 29.3%, primarily due to the decrease in both domestic and Far East and South Pacific rim accounts receivables. This decrease was principally due to the 16.8% and 25.7% decreases in domestic and certain international (Far East and South Pacific rim) revenues, respectively, during the month of December 1997 as compared to the month of March 1997, and a significant reduction in the domestic installment receivables balance due to a greater percentage of the March 1997 quarter's revenues being earned from products sold under multi-pay arrangements.

On September 18, 1997 the Company sold 20,000 shares of the Company's Series C Preferred Stock to two institutional investors (as more fully described in Note 6 to the financial statements), which included the issuance of warrants to acquire 989,413 shares of the Company's Common Stock. This transaction generated proceeds, net of offering costs, of approximately $19.7 million. At the present date, the Series C Preferred Stock would be convertible into 3,300,330 shares of the Company's Common Stock. The proceeds from this transaction are primarily being used for working capital purposes.

In September 1997, the Company also executed the September Agreement (as more fully described in Note 5 to the financial statements) with its principal lender for the extension of its principal credit facility through December 31, 1998. The Company's $20.0 million Line was thereby reduced to $19.475 million, with the maximum amount of cash advances outstanding under the Line limited to $19.0 million, and the maximum amount of outstanding letters of credit limited to $5.0 million. The interest rate on the Company's Line and Term Loan were increased from prime and prime plus .5%, respectively, to prime plus 3.0%. The payment of the Company's Term Loan was restructured on a basis more favorable to the Company as follows: $50,000 per month from December 1, 1997 to March 1, 1998; $800,000 on April 1, 1998; and $1.0 million on each of December 1, 1998, 1999 and 2000. The September Agreement also contains certain financial covenants including tangible net worth and working capital minimums and other financial ratios with which the Company must be in compliance on a quarterly basis through December 31, 1997 and on a continuous basis during the remainder of the term. Certain violations may trigger an increase in the interest rate of 1.0% and/or an event of default. As previous defaults under the old facility have been waived, $2.0 million of the $3.95 million Term Loan has been classified as long term debt at December 31, 1997. The Line and Term Loan are secured by a lien on substantially all the assets of the Company and its subsidiaries. Such lien on certain non-domestic assets of the Company is subordinated to a lien held by Barclays Bank PLC. The Company has an overdraft line of approximately $1.0 million with Barclays, which was unused at December 31, 1997.

In July 1997, the Company obtained a credit facility from ASB Bank through its Prestige subsidiary consisting of a working capital facility (overdraft and letter of credit) of $1.0 million New Zealand dollars (approximately $0.6 million US dollars at December 31, 1997) and a short term loan of $4.3 million New Zealand dollars (approximately $2.5 million US dollars at December 31, 1997). The working capital facility is due on demand, bears interest at the ASB Bank Banking Business Rate (the "BBBR Rate") plus 1% payable monthly, and expires on February 15, 1998. The short term loan bore interest at the BBBR Rate plus 2% and was paid in full on January 24, 1998. Amounts outstanding under short term loan totaled $4.3 million New Zealand dollars at December 31, 1997. The working capital facility was not utilized at December 31, 1997. Under the credit facility, Prestige is subject to certain financial covenants including tangible net worth and working capital minimums and various financial ratios and the Company is limited in its ability to obtain future financing from Prestige. The Company is currently in negotiations with ASB to extend and increase the working capital facility; however there can be no assurance that the Company will be successful in its efforts.

On January 5, 1998, in connection with the execution of the Merger Agreement, the Company received a $7.0 million advance against a $10.0 million loan extended by ValueVision (as more fully discussed in Note 9). This loan will be used primarily for working capital purposes. The loan bears interest at prime plus 1.5 % and is due on the earlier of January 1, 1999 or upon termination of the Merger Agreement in certain circumstances. In the event that the Company is unable to repay the loan when due, ValueVision may elect to receive payment in shares of the Company's Common Stock at the then present market value. In consideration for providing this loan, the Company issued to ValueVision warrants to purchase 250,000 of the Company's Common Stock with an exercise price per share equal to $2.74.

The Company's international revenues are subject to foreign exchange risk. To the extent that the Company incurs local currency expenses that are based on locally denominated sales volume (order fulfillment and media costs), this exposure is reduced significantly. The Company monitors exchange rate movements and can protect short term cash flows through the use of options and/or forward contracts when appropriate. Until July 1997, the Company maintained a foreign exchange line with the Bank for such purposes. Pursuant to the September Agreement described in Note 5 to the financial statements, the Company and the Bank agreed to terminate the foreign exchange line on a run off basis. The results of the Company's foreign hedge did not have a material impact in the current nine month period. The Company's future ability to hedge may be negatively impacted as a result of its current tight cash position. All forward contracts must now be cash collateralized. In the long term, the Company has the ability to change prices to a certain extent in a timely manner in order to react to major currency fluctuations; thus reducing a portion of the risk associated with local currency movements. The Company has and is currently further revising its pricing in the Far East and South Pacific rim in an effort to offset some of the recent significant currency devaluation. However, the Company still expects that the significant currency devaluation and the economic downturn being experienced in these regions will have a negative impact on the Company's operating results and cash flows in its fourth fiscal quarter. Currently, the Company's two major foreign currencies are the German deutsch mark and the Japanese yen, each of which has been subject to large recent fluctuations; however, its certain other currencies

(Australia, New Zealand, Indonesia, Malaysia, Philippines) have recently experienced more significant devaluations.

During July 1996, the Company acquired two direct response marketing companies, Prestige and Suzanne Paul. The aggregate consideration paid by the Company for Prestige and Suzanne Paul was approximately $21.7 million in a combination of cash, a note payable and Common Stock. Included in the Prestige and Suzanne Paul acquisition agreements were provisions concerning the future payment of additional purchase price, up to an aggregate of an additional $5.0 million in the Company's Common Stock, valued at then present market prices, in 1997 and 1998, contingent upon the levels of net income achieved in those years by Prestige and Suzanne Paul. During the nine months ended December 31, 1997, the Company amended the acquisition agreements accelerating the $5.0 million contingent purchase price amount and revising certain other provisions of the agreements. In connection with such amendments, the Company issued 909,091 shares of the Company's Common Stock to the former principals of these entities based on the closing price of the Company's Common Stock on the New York Stock Exchange on July 16, 1997. This additional amount represents an increase in the purchase price for the Prestige and Suzanne Paul entities and is included in goodwill.

The decrease in other assets at December 31, 1997 was a result of payment of $3.0 million from an escrow account in connection with the Ab Roller settlement (as more fully described in Note 4 to the financial statements) and the sale of the Company's investment in a public company for approximately $1.0 million.

On January 5, 1998, the Company announced that it had entered into a Merger Agreement by and among the Company, ValueVision and V-L Holdings Corp. ("Newco") (as more fully described in Note 9). The Merger will be accounted for as a purchase for accounting and financial reporting purposes with ValueVision being the acquiror. Each share of the Company's Common Stock will be converted into one share of Newco common stock while each share of ValueVision's common stock will be converted into 1.19 shares of Newco common stock. Newco is expected to have an aggregate of approximately 57 million shares of common stock issued and outstanding following the consummation of the Merger. Concurrently with the Merger Agreement, the Company entered into an agreement with the Series C Investors to exchange the Series C Preferred Stock for a newly created Series D Preferred Stock and to redeem all of the Series D Preferred Stock for approximately $23.5 million in connection with the Merger.

    The Company's cash position continues to be pressured as a result of the losses incurred in the first nine months of fiscal 1998 and the continued downturn in Asian revenues. While benefiting from the proceeds of the recent preferred stock sale, the extension of its credit facility with its principal lender, the Loan from ValueVision, its strategy which focuses on cost reductions, the restructuring of PRTV and the re-negotiation of a number of its media contracts to terms that are more favorable to the Company, the Company's ability to continue as a going concern is dependent on its ability to implement certain plans and actions designed to rebuild its business, including the continued introduction of successful new shows, to return the Company to profitability, to improve its liquidity and to realize the benefits from its recently announced Merger with ValueVision. No assurance can be given that any of these actions will be successful.

PART II.  Other Information

ITEM 1.   LEGAL PROCEEDINGS

The information contained in Note 4 (Contingent Matters) to the Condensed Consolidated Financial Statements in Part I of this report is incorporated herein by reference. Certain of the matters referred to in Note 4 (Contingent Matters) have been the subject of disclosure in prior reports on Form 10-Q and/or Form 10-K.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following exhibits are included herein:

        10.1 Amendment No. 2 to Employment Agreement dated April 28, 1997 between the Company and Constantinos I. Costalas, dated as of January 5, 1998.

        10.2 Amendment No. 1 to Employment Agreement dated February 27, 1997 between the Company and Frederick S. Hammer, dated as of January 5, 1998.

        10.3 Amended and Restated Employment Agreement between the Company and Robert N. Verratti dated as of January 28, 1998.

        10.4 Amended and Restated Non-Incentive Stock Option Agreement between the Company and Robert N. Verratt dated as of January 28, 1998.

        11.1  Statement Re: Computation of Per Share Earnings.

        27.1  FINANCIAL DATA SCHEDULE.

(b) The Company did not file any Current Reports on Form 8-K during the three month period ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             NATIONAL MEDIA CORPORATION
                                             REGISTRANT

Date: February 13, 1998                      /s/ Robert N. Verratti
                                             ----------------------------------------
                                             Robert N. Verratti
                                             CHIEF EXECUTIVE OFFICER AND DIRECTOR



                                             /s/ John J. Sullivan
                                             -----------------------------------------
                                             John J. Sullivan
                                             SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER


                                 EXHIBIT INDEX


Exhibit No.
-----------


    10.1 Amendment No. 2 to Employment Agreement dated April 28, 1997 between the Company and Constantinos I. Costalas, dated as of January 5, 1998.

    10.2 Amendment No. 1 to Employment Agreement dated February 27, 1997 between the Company and Frederick S. Hammer, dated as of January 5, 1998.

    10.3 Amended and Restated Employment Agreement between the Company and Robert N. Verratti, dated as of January 28, 1998.

    10.4 Amended and Restated Non-Incentive Stock Option Agreement between the Company and Robert N. Verratti, dated as of January 28, 1998.

    11.1       Statement Re:  Computation of Per Share Earnings.

    27.1       Financial Data Schedule.