Form 10-K405
period 1998-03-31
NATIONAL MEDIA CORP
filed 1998-07-08
CIK 70412

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended MARCH 31, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED].
For the transition period from ________________ to ________________

                         Commission file number 1-6715

                           NATIONAL MEDIA CORPORATION

             (Exact Name of Registrant as Specified in Its Charter)

                   DELAWARE                                        13-2658741
         (State of Other Jurisdiction                           (I.R.S. Employer
       of Incorporation or Organization)                       Identification No.)

  ELEVEN PENN CENTER, SUITE 1100, 1835 MARKET                         19103
           STREET, PHILADELPHIA, PA                                (Zip Code)
   (Address of principal executive offices)

Registrant's telephone number, including area code: 215-988-4600

Securities registered pursuant to Section 12(b)               Name of each exchange
                  of the Act:                                 on which registered:
             Title of each class:                            NEW YORK STOCK EXCHANGE
    COMMON STOCK, PAR VALUE $.01 PER SHARE                 PHILADELPHIA STOCK EXCHANGE

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of June 15, 1998 was approximately $32,560,733.*

    There were approximately 25,453,752 issued and outstanding shares of the Registrant's common stock, par value $.01 per share, at June 15, 1998. In addition, there were 887,229 shares of treasury stock as of such date.

*Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers and directors of the Registrant, without conceding that all such persons are "affiliates" of the Registrant for purposes of the federal securities laws, but including the shares beneficially owned by others listed on the "Security Ownership of Certain Beneficial Owners" table included in Registrant's proxy statement. Based upon a market value per share of $1.3125, which was the closing price of the Company's Common Stock on the New York Stock Exchange on June 15, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           NATIONAL MEDIA CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                           FOR THE FISCAL YEAR ENDED
                                 MARCH 31, 1998

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
PART I

             Cautionary Statement Regarding Forward-Looking Statements.....................................           3
Item 1.      Business......................................................................................           3
Item 2.      Properties....................................................................................          13
Item 3.      Legal Proceedings.............................................................................          13
Item 4.      Submission of Matters to a Vote of Security Holders...........................................          15

PART II

Item 5.      Market Price of and Dividends on the Registrant's Common Stock and Related Stockholder
             Matters.......................................................................................          16
Item 6.      Selected Consolidated Financial Data..........................................................          17
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.........          18
Item 8.      Financial Statements and Supplementary Data...................................................          27
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........          27

PART III

Item 10.     Directors and Executive Officers of the Registrant............................................          28
Item 11.     Executive Compensation........................................................................          28
Item 12.     Security Ownership of Certain Beneficial Owners and Management................................          28
Item 13.     Certain Relationships and Related Transactions................................................          28

PART IV.

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................          29

SIGNATURES

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

    THIS REPORT CONTAINS "FORWARD-LOOKING" STATEMENTS REGARDING POTENTIAL FUTURE EVENTS AND DEVELOPMENTS AFFECTING THE BUSINESS OF THE COMPANY. SUCH STATEMENTS RELATE TO, AMONG OTHER THINGS, (I) FUTURE OPERATIONS OF THE COMPANY, INCLUDING POTENTIAL STRATEGIC TRANSACTIONS AND THE DEVELOPMENT OF NEW PRODUCT SALES MEDIA;
(II) COMPETITION FOR CUSTOMERS FOR THE COMPANY'S PRODUCTS; (III) THE UNCERTAINTY OF DEVELOPING OR OBTAINING RIGHTS TO NEW PRODUCTS THAT WILL BE ACCEPTED BY THE MARKET AND THE TIMING OF THE INTRODUCTION OF NEW PRODUCTS INTO THE MARKET; (IV) THE LIMITED MARKET LIFE OF THE COMPANY'S PRODUCTS; AND (V) OTHER STATEMENTS ABOUT THE COMPANY OR THE DIRECT RESPONSE INDUSTRY.

    FORWARD-LOOKING STATEMENTS MAY BE INDICATED BY THE WORDS "EXPECTS," "ESTIMATES," "ANTICIPATES," "INTENDS," "PREDICTS," "BELIEVES" OR OTHER SIMILAR EXPRESSIONS. FORWARD-LOOKING STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS REPORT AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND ITS DIRECTORS AND OFFICERS WITH RESPECT TO NUMEROUS ASPECTS OF THE COMPANY AND ITS BUSINESS. THE COMPANY'S ABILITY TO PREDICT RESULTS OR THE EFFECT OF ANY PENDING EVENTS ON THE COMPANY'S OPERATING RESULTS IS INHERENTLY SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING THE RISKS ATTENDANT TO COMPETITION FOR PRODUCTS, CUSTOMERS AND MEDIA ACCESS; THE RISKS OF DOING BUSINESS ABROAD; THE UNCERTAINTY OF DEVELOPING OR OBTAINING RIGHTS TO NEW PRODUCTS THAT WILL BE ACCEPTED BY THE MARKET; THE LIMITED MARKET LIFE OF THE COMPANY'S PRODUCTS; AND THE EFFECTS OF GOVERNMENT REGULATIONS. SEE "RECENT DEVELOPMENTS"; "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                                     PART I

ITEM 1. BUSINESS

    National Media Corporation ("National Media" or the "Company") is a global leader in the use of direct response transactional television programming, known as infomercials, to market consumer products. National Media makes infomercial programming available to more than 370 million households in over 70 countries worldwide.

BACKGROUND

    The infomercial industry was first developed in the United States after the Federal Communications Commission (the "FCC") rescinded its limitations on advertising minutes per hour in 1984, thereby permitting 30-minute blocks of television advertising. The deregulation of the cable television industry and the resulting proliferation of cable channels increased the available media time and led to the growth of the United States infomercial industry. Producers of infomercials combined direct response marketing and retailing principles within a television talk show-type format and purchased media time from cable channels to air their infomercials. After an initial growth period, the industry consolidated through the end of the 1980s. At the same time, increased attention from the Federal Trade Commission (the "FTC") and federal and state consumer protection agencies led to greater regulation of the industry and to the development of the National Infomercial Marketing Association as a self-regulatory organization. By the early 1990s, infomercials and home shopping cable channels had become a more accepted forum for obtaining information about products and services and making purchases from home. As the infomercial industry has matured, the variety of products marketed through infomercials has steadily increased. Today, offerings as diverse as car care products and weight loss programs are marketed through infomercials.

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

RECENT DEVELOPMENTS

    On January 5, 1998, the Company entered into an Agreement and Plan of Reorganization and Merger (the "Merger Agreement"), by and among the Company, ValueVision International ("ValueVision") and Quantum Direct Corporation, formerly known as V-L Holdings Corp. ("Quantum Direct"), a newly-formed Delaware corporation. On April 8, 1998, it was announced that ValueVision had received preliminary notification from holders of more than 5% of ValueVision's common stock that they intended to exercise their dissenter's rights with respect to the proposed transaction and that the Company and ValueVision had therefore postponed the previously scheduled shareholder meetings regarding the proposed merger and were going to try to reach a mutually acceptable restructuring. On June 2, 1998 the Company announced that the Company and ValueVision had mutually terminated the Merger Agreement after not having been able to reach agreement on a restructured transaction. Certain actual and potential effects of the termination of the Merger Agreement are described in Note 16 to the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

STRATEGY

    National Media's goal is to be recognized as a worldwide leader in direct marketing. Through direct response transactional television programming and integrated consumer marketing techniques, the Company is pursuing a business strategy focusing on: (i) increasing the effective utilization and leveraging of its global presence and its media access (ii) continuing to develop and market innovative consumer products and (iii) engineering the most efficient business model for the conduct of its worldwide direct response business.

    LEVERAGING GLOBAL PRESENCE AND MEDIA ACCESS. The Company is continuing its efforts to expand its position as a worldwide leader in infomercial programming and to become a more complete direct marketing company. Through its existing media access and order fulfillment operations, the Company has the ability to deliver infomercial or other product programming/advertising and products to over 370 million households worldwide. The Company intends to continue to explore new ways to effectively utilize and leverage this worldwide distribution reach and capability and its media access, possibly, by offering such reach and capability to other consumer distributors; by entering into alliances with companies that need or desire to reach the households that the Company's programming reaches; and by taking advantage of the product/brand awareness created by its programming in other methods of consumer distribution (i.e., retail, internet and continuity). In addition, the Company intends to more aggressively utilize its assets such as its customer lists in order to realize the true value thereof.

    CONTINUE TO DEVELOP AND MARKET INNOVATIVE PRODUCTS. The Company continually seeks out innovative consumer products which it can market and distribute profitably. The Company has an in-house product development/marketing department responsible for researching, developing and analyzing products and product ideas. The Company augments its product development activities through relationships with third parties.

    The Company believes that its library of infomercial programs, together with its extensive international operations and experience in product sourcing, telemarketing, order fulfillment and customer service, gives it a significant competitive advantage over others desiring to enter its existing or new markets. While the Company incurs certain initial and ongoing costs in connection with adapting a product and infomercial for specific markets, the primary expenses are incurred when the product/infomercial is first developed for its initial target market. Thus, as the Company decides to introduce a product into additional markets, it can do so quickly, efficiently and relatively inexpensively.

    ENGINEERING THE MOST EFFICIENT BUSINESS MODEL FOR THE COMPANY. The Company continues to explore methods to improve each step in the development and life cycle of a product/infomercial and to develop its expertise in, and refine its approach with regards to, among other things, product sourcing, in-bound telemarketing, order fulfillment, non-infomercial revenue production and customer service. National Media believes that its current competitive advantages of international media access, multi-country coverage and fully-integrated program production, product sourcing and order fulfillment, as well as the development of new partnership relationships, provide it with a strong base from which it can lower its costs and engineer a business model which is the most efficient for a worldwide direct response business.

PRODUCT DEVELOPMENT

    The Company's product development/marketing department researches and develops new products that may be suited for direct response television marketing and subsequent marketing through non-infomercial distribution channels. The Company's product development staff develops new product offering ideas from or with a variety of sources, including inventors, suppliers, trade show participants, industry conference contacts, manufacturing and consumer product companies and the Company's ongoing review of new developments within its targeted product categories. The Company does not invent new products but, as a result of the Company's prominence in the infomercial industry, it often receives and reviews new product proposals from independent third parties who have invented or patented a product which they wish to market through the Company. During the evaluation phase of product development, the Company evaluates the suitability of the product for television demonstration and explanation as well as the anticipated perceived value of the product to consumers, determines whether an adequate and timely supply of the product can be obtained, and analyzes whether the estimated profitability of the product satisfies the Company's criteria. The Company oversees the enhancement of products brought to it by these parties for purposes of targeting the products for a direct marketing audience. This effort may include actual changes to the product itself as well as alterations of tradename, packaging, etc.

    In order to develop or acquire the rights to distribute or market new products, the Company sometimes works with consumer product companies. A clear advantage of these relationships is that the Company's partner typically will underwrite the research and development function, thereby reducing the Company's financial risk as well as its working capital requirements.

    The Company reviews its products on an ongoing basis to select those products which it believes will be successful in Europe, Asia and/or one of its other international markets. When a product which was initially sold domestically is selected for international distribution, the infomercial is dubbed, if necessary, and product literature is created in the appropriate foreign languages. In addition, a review of the product's and the infomercial's compliance with local laws is completed, as necessary. The Company then begins airing the infomercial internationally. As competition in the international marketplace has increased, the Company has begun introducing domestically originated products internationally on a much more rapid basis. Internationally, the Company airs shows which it produces and also distributes products of other independent domestic infomercial companies. The Company brought approximately 64 new products to market globally during fiscal 1998, 11 of which were products marketed through infomercials produced by the Company.

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

INFOMERCIAL DEVELOPMENT AND TEST MARKETING

    Once the Company decides to bring a product to market, it arranges for the production of an infomercial that will provide in-depth demonstrations and explanations of the product. The Company's infomercials have historically been 28 minutes in length. The Company attempts to present a product in an entertaining and informative manner utilizing a variety of program formats, including live talk shows and live paid studio audience programs. The Company's infomercials are currently produced in-house or by independent production companies with experience in the Company's product categories in the United States and other countries. The cost of producing an infomercial generally ranges from $200,000 to $400,000. In addition, producers, hosts and spokespersons generally receive fees based upon sales of the product.

    Following completion of the production of an infomercial, the program is then tested in the United States in specific time slots on both national cable networks and targeted broadcast stations. If a show achieves acceptable results in the market tests and a supply of product is available, it is generally aired on a rapidly increasing schedule on cable networks and broadcast channels. During this initial phase, the Company may modify the creative presentation of the infomercial and/or the retail pricing, depending upon viewer response. After the initial marketing phase, the Company may adjust the frequency of a program's airings to achieve a schedule of programs that it believes maximizes the profitability of all of the Company's products being marketed through infomercial programming at a given time. In the past, the Company generally aired each successful infomercial domestically for 4 to 10 months or more, before international airings were begun. International airings then would range from 12 to 24 months, or longer in some instances. The Company has more recently begun introducing products internationally soon after, or simultaneously with, its domestic introduction of the products.

    The Company believes that it has the largest library of infomercials and associated products in the world. The Company believes that this library is a significant asset when it negotiates to gain access to media time, particularly in new markets where media sources require that a variety of programming be aired over given periods of time.

MEDIA ACCESS

    An important part of the Company's ability to successfully market products is its access to media time. An integral part of the Company's results of operations is its ability to purchase media time at a price which allows it to sell sufficient product units to make a profit. Many factors, such as changing viewer patterns, cable company practices and competition impact on the Company's ability to properly manage this function. The Company's infomercial programming is presently available to more than 370 million households in over 70 countries worldwide.

    In peak periods, the Company utilizes upwards of 1000 hours of cable and broadcast television time per week in the United States and upwards of 650 hours per week internationally, most of which is satellite and terrestrial broadcast time, to air its infomercials. For the most part, cable broadcast technology is not as prevalent internationally as it is in North America. Historically, approximately one-half of the Company's cable air time in the United States and a majority of the Company's satellite and terrestrial air time internationally has been purchased under long-term contracts that provide for specific time slots over the life of the respective contracts. Over the past 18 months, the Company has effectuated an intentional reduction in the United States market to the point where, only one-quarter of its time is now purchased pursuant to longer term contracts. The Company's current strategy in North America is to avoid long-term commitments unless they include a variable rate pricing feature.

DOMESTIC

    Domestically, the Company purchases most of its cable television time directly from cable networks and their respective media representatives, rather than from multi system operators, and presently has commitments for cable television time slots for periods ranging from two weeks to six months. Such commitments for cable television access are generally longer in duration than broadcast television time, which is often purchased on an "as available" basis. The Company believes that its programming is seen on at least one network which is carried by every local cable system carrier throughout the United States.

    In addition to domestic air time purchased on cable networks, the Company also purchases broadcast television time from network affiliates and independent stations. Broadcast television time segments are purchased primarily in 30-minute spots. The Company also purchases 60 and 120-second spots where economically feasible and adapts portions of its infomercials for airings in such spots. The time segments on broadcast television are purchased primarily on a quarterly basis based on the availability of programming time. In the event that the Company determines that such time slots are not advantageous to the Company, the Company is able to terminate such agreements quickly. The Company believes that there is currently more than an adequate supply of broadcast television time available from these sources in the United States to satisfy the Company's needs. In fiscal 1998 in the United States, approximately 49.6% (in dollar terms) of the media time purchased by the Company for airings its infomercials came from cable television and approximately 50.4% came from network affiliates and independent television. The Company's infomercials generally are aired in the United States between the hours of 3:00 a.m. and 2:00 p.m., Eastern time, seven days a week.

    The Company generally has the right to resell any media time it may have the right to use. During fiscal 1998, the Company maintained a broker relationship with several companies to which it sold air time. This ability to resell excess time can reduce some of the risk associated with large or longer term purchases of media time.

    As discussed above, the Company purchases a significant amount of its media time from cable television and satellite networks. These cable television and satellite networks assemble programming for transmission to multiple and local cable system operators. These operators may not be required to carry all the network's programming. The Company currently does not pay and is not paid for the "privilege" of being broadcast by these operators. It is possible that, if demand for air time grows in the United States, these operators will begin to charge the Company to continue broadcasting the Company's infomercials or limit the amount of air time available to the Company. The Company is dependent on having access to media time to televise its infomercials on cable networks, satellite networks, network affiliates and local stations.

INTERNATIONAL

    Internationally, the Company's infomercials are aired on one or more of three technologies in its market territories: (i) satellite transmission direct to homes with satellite reception dishes, (ii) cable operators who retransmit satellite broadcasts to cable-ready homes and (iii) terrestrial broadcast television. The Company's satellite air time has historically been obtained through long-term agreements with companies that own or lease satellite transponder time. The Company at present is a party to contracts with pan-European satellite channels such as Eurosport, Flextech (Starstream) and The NBC Super Channel. During the term of these contracts, the Company is generally entitled to broadcast programming continuously for a specified period of time daily. Under some of these arrangements, the Company has rights of first refusal for any additional infomercial air time that becomes available. In April, 1998 the Company began a direct lease of a twenty four hour per day transponder on a newly-launched Eutelstat satellite, the "Hotbird IV" (the "Eutelstat Satellite") the coverage of which reaches across the European continent. It remains to be seen how many households will actually access the Company's programming via the Eutelstat Satellite. The Company expects to incur significant start up costs, especially in the first half of fiscal 1999, associated with the Eutelstat Satellite which will adversely effect its media costs. However, the Company believes that in the long term the Eutelstat Satellite will be beneficial to its European operations. At present, in Japan and throughout most of Asia, the Company purchases the majority of its media time through its partner, Mitsui & Co., Ltd. ("Mitsui"). The Company's existing agreement with Mitsui regarding its operations in Japan will terminate on January 1, 1999. The Company and Mitsui are involved in negotiations to restructure their relationships in Japan and throughout Asia in order to address changes in that market and other circumstances which have arisen. As a result of its media relationships, the Company's transactional television programming can be seen in the Middle East, South Africa, Asia and in virtually every country in Europe, and its products are available for purchase in over 70 countries. As the Company's media contracts expire, the Company expects that it will face increases in costs associated with the renewal of certain of such media contracts, which may or may not have a material adverse effect on the Company. The Eutelstat Satellite lease expires in 2010.

SOURCING AND MANUFACTURING

    The Company uses sources in the United States and several countries in Europe and Asia to manufacture products sold through its infomercials and otherwise. The Company monitors the availability of supplies of products and adjusts the amount of air time on which an infomercial for a particular product which cannot be adequately supplied will be aired. Additionally, the Company uses the services of a technical/engineering firm in Hong Kong and Taiwan to assist in the coordination of the manufacturing of some of the Company's products in Asia and to assist in the monitoring of the quality of the products manufactured in such countries. The same product manufacturing sources are generally utilized irrespective of whether an infomercial is being aired in the United States or internationally.

    In general, when possible, before the Company takes any sizeable inventory position in a product, the Company test markets the product. The Company then purchases additional inventory for a future roll-out of the product infomercial. Sometimes, due to issues of timing and payment relating to sourcing, the Company does take an inventory position in a product before testing is completed.

IN-BOUND TELEMARKETING

    The Company strives to create a problem-free fulfillment process for its customers. This process consists of in-bound telemarketing, order fulfillment and customer services. The first step in this process is the order-taking function known as in-bound telemarketing. Customers may order products marketed through infomercials during or after the infomercial by calling a telephone number (toll-free in the United States), which is shown periodically on the television screen during the broadcast. Both domestically and, in most cases, internationally, the Company currently subcontracts its telemarketing function to one of various third parties that provide this service for a fee based principally on the number of telephone calls answered. In Australia and New Zealand, the Company operates its own in-bound telemarketing. In all instances domestically and in most instances internationally, in-bound telemarketers electronically transmit orders to the Company's order fulfillment centers where the product is packaged and shipped. In certain cases, at the time of purchase, the in-bound telemarketers also promote, cross-sell and upsell complementary and/or additional products or services. Such sales efforts are orchestrated by the Company's marketing personnel who script the sales approaches of the telemarketing personnel.

    The large majority of customer payments in the United States are made by credit cards over the telephone with the remainder paid by check. The trend in the infomercial industry, especially over the last few years, has been to sell products on a multi-pay basis whereby customers make installment payments over some predetermined period after having received the product. This practice is prevalent in the United States and the South Pacific Rim regions. In Europe and Asia, products are generally delivered to consumers on a "cash on delivery" basis. In other areas of the world, payment by check at the time of delivery is not uncommon. In fiscal 1998, the Company introduced domestically the direct debit method of payment (i.e., use of customer's checking account as a credit card), a method utilized previously in the South Pacific Rim region.

ORDER FULFILLMENT

    At present the Company's North American order fulfillment center is operated by the Company out of a leased facility located in Phoenix, Arizona. Activities at this facility include receiving merchandise from manufacturers, inspecting merchandise for damages or defects, storing and assembling product for later delivery, packaging and shipping of products and processing of customer returns. The Company's Phoenix fulfillment center, an approximately 188,000 square foot facility, processes substantially all orders for the Company's products sold in North America. The Company primarily uses bulk shippers to deliver products to customers in the United States. Each customer is charged a shipping and handling fee, which varies among products. The Company is presently analyzing whether it should reduce the size of its Phoenix operation and/or, outsource some or all of the functions currently being performed there.

    Throughout most of Europe and Asia, the Company operates the warehousing, order fulfillment, distribution and customer service functions of its business through independent third parties, each of which is responsible for a particular territory. In New Zealand and Australia, the Company performs these functions internally. European products are shipped by the Company or the manufacturer to an independent warehouse in Rotterdam, The Netherlands. Products are then shipped to independent fulfillment centers throughout Europe that process the Company's European sales orders. The Company is currently expanding direct shipments of European products to all independent fulfillment centers throughout Europe. In Asia, the Company's partner, Mitsui, plays a key role in the warehousing and distribution of the Company's products. Outside of Europe, the Company generally contracts with independent licensees who buy the Company's products outright and then sell them to consumers, both through infomercials and through other local distribution channels, under conditions and standards prescribed and monitored by the Company. In many international countries, the Company's products are delivered to purchasers through the postal system on a "cash on delivery" basis. In some countries, consumers who order products in response to an infomercial pick up their product at a central warehouse facility.

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

    The Company generally offers an unconditional 30-day money back return policy to purchasers of any of its products. In addition, products are generally covered by warranties offered by the manufacturer for defective products. The terms of such warranties vary depending upon the product and the manufacturer. The average return rate of the Company's products for each of fiscal 1998, 1997 and 1996 was 15.7%, 10.3% and 9.2%, respectively. The Company believes that its overall return rate has increased as a result of the following factors: 1) a higher percentage of international sales; 2) more larger product (i.e., fitness equipment) sales; and 3) more book and tape type products. International sales carry a higher average return rate due to the "cash on delivery" terms of a significant portion of this business. In countries where the Company depends upon the postal system for deliveries on a "cash on delivery" basis, official return rates include instances where there is no answer at the attempted delivery site and where a person at the delivery site does not have the cash on hand at the time of delivery. The Company believes that its return experience is within the customary range for direct marketing businesses.

NON-INFOMERCIAL MARKETING

    Based on the success of certain of its products in traditional retail markets and the evolution of its business, the Company believes that its transactional television programming is effective in building consumer awareness of its products, as well as in positioning the Company to act as the media marketing partner for manufacturers of consumer products. The Company attempts to capitalize on its ability to create product awareness and its ability to act as a media marketing partner to extend the sales life of its products by shifting products from infomercial programming to non-infomercial marketing channels such as continuity sales, retail distribution, catalogs, direct mail, direct response print ads, television home shopping programs, credit card statement inserts and other channels resulting from the development of strategic partnerships. The Company believes that established manufacturers are increasingly regarding infomercials as a desirable vehicle to showcase their products to create and build brand awareness and generate follow-up product sales through traditional retail outlets.

    Prior to fiscal 1992, a limited amount of the Company's sales had been through non-infomercial distribution channels that did not include retail distribution. In fiscal 1992, the Company began selling products through traditional retail channels, such as mass merchandisers, specialty retailers and wholesale clubs. During fiscal 1994, the Company began entering into agreements with partners who handle the retail marketing and pay a royalty to the Company based on retail sales in consideration of the television advertising for the product funded by the Company. In fiscal 1998, 1997 and 1996, non-infomercial distribution channels accounted for 9.3%, 6.6% and 3.3%, respectively, of the Company's net revenues. The increased percentage in fiscal 1998 was primarily due to increased retail sales in the Far East and South Pacific Rim Regions. Fiscal 1997 included significant royalties earned from the sale of the Ab Roller Plus product in the retail marketplace.

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

PRODUCTS

    The Company markets consumer products in a variety of categories. In fiscal 1998, the Company offered a total of over 125 products to consumers in one or more geographic markets worldwide, of which, on a revenue basis, approximately 80.0% were products sold through the Company's infomercials and approximately 20.0% were products sold through infomercials produced by other companies and aired by the Company. Of the products sold through the Company's infomercials in fiscal 1998, approximately 11 were products first introduced by the Company in fiscal 1998 and approximately 49 were products that were originally offered in previous years. Through its international programming, the Company has brought to the international marketplace many of its products that had been successfully marketed in the United States.

    The Company's five most successful products in each of fiscal 1998, 1997 and 1996 accounted for approximately 40.3%, 41.2% and 46.0%, respectively, of the Company's net revenues for such periods. The Company continues to be dependent, in significant part, upon its ability to develop or obtain rights to new products to supplement and replace existing products as they mature through their product life cycles. The Company's international operations lengthen the potential duration of the life cycle of programs that comprise the Company's infomercial library. Historically, the majority of the Company's products generate their most significant domestic revenues in the first 6 months following initial airing of the product's infomercial. Internationally, however, products typically generate revenues more evenly over a longer period due, in part, to the introduction of such products into new markets each year. Based on the fact that the Company already markets its products in over 70 countries, the Company's ability to continue to expand into new markets each year will be limited. To illustrate an infomercial's life cycle, the Company derived fiscal 1998 net infomercial revenue as follows: approximately 43.9% from products introduced during fiscal 1998, approximately 46.3% from products introduced during fiscal 1997 and 1996 and approximately 9.8% from products introduced prior to fiscal 1996.

BACKLOG

    Backlog orders for the Company at April 30, 1998 and 1997 were approximately $12.1 million and $12.0 million, respectively. Average monthly backlog orders for fiscal 1998 were approximately $12.5 million as compared to $11.6 million in fiscal 1997. The consumer is notified upon placement of an order that normal shipping time is four to six weeks. Orders in excess of anticipated production capacity are included in backlog figures. However, product shortages, cancellations, returns and allowances may reduce the amount of sales realized from the fulfillment of backlog orders. Backlogs of orders may result from unexpectedly large volumes of product orders, inventory supply delays, other matters affecting the ability of the Company to fulfill orders, etc, some of which are outside the Company's control. The Company does not make an effort to intentionally create backlog situations because delays in delivering product typically increase product rejection/return rates.

COMPETITION

    The Company competes directly with many other companies, large and small, which generate sales from infomercials. The Company also competes with a large number of consumer product companies and retailers which have substantially greater financial, marketing and other resources than the Company, some of which presently conduct, or indicated their intent to conduct, direct response marketing. The Company also competes with companies that make imitations of the Company's products at substantially lower prices. Companies which "knockoff" the Company's products take advantage of the product category awareness, product development, etc. which the Company pays for when it develops a product and an infomercial. The Company seeks to protects itself from "knockoffs" through establishment and enforcement of its intellectual property rights. Products similar to the Company's products may be sold in department stores, pharmacies, general merchandise stores and through magazines, newspapers, direct mail advertising and catalogs.

MANAGEMENT INFORMATION SYSTEMS

    The Company's computer system features programs which allow the Company to manage its media time purchases and program scheduling, the flow of product order information among its telemarketers, its order fulfillment center, its credit card clearing house and the flow of shipping, billing and payment information. The Company believes that its management information systems are in need of improvement and it is currently in the process of doing so including discussions regarding the outsourcing of portions of this function.

YEAR 2000 ISSUES

    The efficient operation of the Company's business is dependent in part on its computer hardware, software programs and operating systems (collectively, "Programs and Systems"). These Programs and Systems are used in key areas of the Company's business, including merchandise purchasing, inventory management, pricing, sales, shipping and financial reporting, as well as in various administrative functions. The Company has been evaluating its Programs and Systems to identify potential Year 2000 compliance issues. These actions are necessary to ensure that the Programs and Systems will recognize and process the

Year 2000 and beyond. It is anticipated that modification or replacement of some of the Company's Programs and Systems will be necessary to make such Programs and Systems Year 2000 compliant. The Company is also communicating with suppliers, financial institutions and others to coordinate Year 2000 conversion.

    Based on present information, the Company believes that it will be able to achieve such Year 2000 compliance through a combination of modification of some existing Programs and Systems, and the replacement or upgrade of other Programs and Systems that are already Year 2000 compliant. However, no assurance can be given that these efforts will be successful. The Company currently believes that the expenses and capital expenditures associated with achieving Year 2000 compliance will be in the range of $1.0 to $2.0 million.

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

    As a result of prior settlements with the FTC, the Company has agreed to two consent orders. Prior to the Company's May 1996 acquisition of Positive Response Television, Inc. ("PRTV"), PRTV and its Chief Executive Officer, Michael S. Levey, also agreed to a consent order with the FTC. For further discussion, see
Item 3 -Legal Proceedings, Regulatory Matters.

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

EMPLOYEES

    As of May 31, 1998, the Company had approximately 430 full-time employees. The Company also utilizes contract/part-time laborers at its order fulfillment center in Phoenix, Arizona on an as needed basis. None of the Company's employees are covered by collective bargaining agreements and management considers relations with its employees to be good.

TRADEMARKS/PATENTS

    The Company has a number of registered trademarks and other common law trademark rights for certain of its products and marketing programs. It is the Company's policy that it will seek to fully protect and vigorously defend its trademark rights in its products and programs, although the Company often will not actively seek to register certain trademarks in all jurisdictions where its sells its products. The Company does not hold any patents, but the products which the Company markets are often protected by patents (or the subject of pending patent applications) held by the Company's product partners. The Company seeks to have its product partners indemnify the Company against claims that the product marketed by the Company with such partner infringe some third party's patent rights.

ITEM 2. PROPERTIES

    The Company currently leases approximately 25,200 square feet of office space pursuant to an eleven-year lease for its principal executive offices in Philadelphia, Pennsylvania. The lease, which commenced in December 1996, provides for annual rent payments of $479,000 in years one through five, and $568,000 in years 6 through 11. Pursuant to the terms of such lease, the Company's rent was abated from inception of the lease through November 1, 1997.

    On May 1, 1997, the Company began leasing approximately 23,000 square feet in Los Angeles, California for its new production facility and offices. The Company does not maintain any studio space. The lease runs for 126 months and requires payments at varying rates from $520,000 in year one to $662,000 in the final year. In January 1998, the Company exercised a five year option to lease an additional 3,530 square feet for approximately $63,500 per year.

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

    The Company leases approximately 10,800 square feet of office space in London, England, approximately 3,600 square feet of which it currently sublets. The lease expires in February 2001. The lease requires annual rent payments of L269,433 ($450,500 as of March 31, 1998). Additionally, pursuant to the terms of such lease, the Company must pay a basic service charge for services provided by the landlord. For the fiscal year ended March 31, 1998, the Company paid a basic service charge of approximately L73,800 ($126,000 as of March 31, 1998).

    The Company leases an office building, warehouse, showroom facility and retail stores in Auckland, New Zealand. The main lease, which commenced on April 1, 1996, runs for ten years and currently requires annual payments of NZ$376,000 per year ($207,500 as of March 31, 1998). In addition, the Company entered into a three year lease, beginning in August 1997, for its primary offices and warehouse in New South Wales, Australia. The lease requires annual payments of AUS$571,000 ($378,500 as of March 31, 1998). This amount includes AUS$78,000 ($51,500 as of March 31, 1998) per year for general area charges and maintenance.

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

    On July 16, 1997, the Company and certain of the other defendants to the action entered into a settlement agreement with the plaintiffs. The Company recorded a charge of approximately $6.0 million in the fourth quarter of the fiscal year ended March 31, 1997 in connection with this matter.

WWOR LITIGATION

    In March 1997, WWOR-TV filed a breach of contract action in the United States District Court for New Jersey against one of the Company's operating subsidiaries alleging that the subsidiary wrongfully terminated a contract for the purchase of media time, seeking in excess of $1,000,000 in compensatory damages. The Company is contesting the action. At this stage, the Company cannot predict the outcome of this matter; however, even if plaintiffs were to succeed on all of their claims, the Company does not believe that such result would have a material adverse impact on the Company's results of operations.

PARKIN LITIGATION

    In early October 1997, John Parkin, an on air personality appearing in certain of the Company's infomercials, brought an action for injunctive relief and unspecified damages in the United States District Court for the Eastern District of Pennsylvania, alleging principally breach of contract and intellectual property based claims. The Company and Mr. Parkin settled the action through a mutually beneficial business arrangement which is not expected to have any material adverse impact on the Company's results of operations.

                                PRTV LITIGATION

PRTV SHAREHOLDERS' CALIFORNIA CLASS ACTION LITIGATION

    On May 1, 1995, prior to the acquisition of PRTV by the Company in May 1996, a purported class action suit was filed in the United States District Court for the Central District of California against PRTV and its principal executive officers. The suit sought unspecified compensatory damages and other equitable relief. The Company reached an agreement in principle to settle this action in fiscal 1997 which provided for the payment of $550,000 to the class, 66% of which was paid by PRTV's insurance carrier. The Company recorded a charge of $187,000 during fiscal 1997 in connection with this matter. Such settlement received final court approval in April 1998.

SUNTIGER LITIGATION

    In late March 1997, Suntiger, Inc., a distributor of sunglasses, filed suit against PRTV and certain other parties in the United States District Court for the Eastern District of Virginia alleging patent infringement. The Company has reached a settlement with the plaintiffs involving a going-forward business relationship that is not expected to have any material adverse impact upon the Company's financial condition or results of operations.

REGULATORY MATTERS

    As a result of prior settlements with the FTC, the Company has agreed to two consent orders. Prior to the Company's acquisition of PRTV, PRTV and its Chief Executive Officer, Michael S. Levey, also agreed to a consent order with the FTC. Among other things, such consent orders require PRTV and Mr. Levey to submit compliance reports to the FTC staff. The Company and Mr. Levey submitted compliance reports as well as additional information requested by the FTC staff. In June 1996, the Company received a request from the FTC for additional information regarding certain of the Company's informercials in order to determine whether the Company was operating in compliance with the consent orders referred to above. The FTC later advised the Company that it believed the Company had violated one of the consent orders by allegedly failing to substantiate certain claims made in one of its infomercials which it no longer airs in the United States. The Company, which is now indemnified against damages sustained as a result of any action taken by the FTC in connection with such infomercial, has provided information to the FTC to demonstrate substantiation. If the Company's substantiation is deemed to be insufficient by the FTC, the FTC has a variety of enforcement mechanisms available to it, including, but not limited to, monetary penalties. While no assurances can be given, especially given the applicable indemnification, the Company does not believe that any remedies to which it may become subject will have a material adverse effect on the Company's results of operations or financial condition. The FTC recently notified the Company that it had concerns about claims being made in one of the Company's current infomercials and also raised questions concerning certain aspects of the Company's pricing practices in certain of its current infomercials. The Company is responding to the FTC's inquiries.

    In addition, in Spring 1997, in accordance with applicable regulations, The Company notified the CPSC of breakages which were occurring in its Fitness Strider product. The Company also notified the CPSC of its replacement of certain parts of the product with upgraded components. The CPSC reviewed the Company's testing results in order to assess the adequacy of the Company's upgraded components. The CPSC also undertook its own testing of the product and, in November 1997, informed the Company that the CPSC compliance staff had made a preliminary determination that the Fitness Strider product and upgraded component present a substantial product hazard, as defined under applicable law. The Company and the CPSC staff are discussing voluntary action to address the CPSC's concerns, including replacement of the affected components. At present, management of the Company does not anticipate that any action agreed upon, or action required by the CPSC, will have any material adverse impact on the Company's financial condition or results of operations. The Company has also been contacted by Australian consumer protection regulatory authorities regarding the safety and fitness of the Fitness Strider product and an exercise rider product marketed only in Australia and New Zealand. At this point, the Company cannot predict whether the outcome of these matters regarding the Fitness Strider will have a material adverse impact upon the Company's financial condition or results of operations.

OTHER MATTERS

    The Company, in the normal course of business, is a party to litigation relating to trademark and copyright infringement, product liability, contract-related disputes, and other actions. It is the Company's policy to vigorously defend all such claims and enforce its rights in these areas. The Company does not believe any of these actions either individually or in the aggregate, will have a material adverse effect on the Company's results of operations or financial condition. The Company has also received letters and telephone calls from persons purporting to be stockholders of the Company, concerning their stated intention to commence legal action against the Company and its officers and directors relating to the Company's financial performance over the recent past as well as the decline in the market price of the Company's Common Stock. No specific allegations have been communicated to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended March 31, 1998.

                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is listed on the New York Stock Exchange and the Philadelphia Stock Exchange under the symbol "NM". Based on the Company's present financial condition, the Company may be in violation of the listing criteria required for trading of the Company's Common Stock on the New York Stock Exchange and Philadelphia Stock Exchange. Failure to maintain such criteria could result in the de-listing of the Company's Common Stock on such exchanges and, therefore, cause the Company to fail to meet its obligations under certain of its financing arrangements.

    The following table sets forth the quarterly high and low last sales prices as reported on the New York Stock Exchange and dividends declared for the last two fiscal years. The Company's common stock has been traded on the New York Stock Exchange since September 14, 1990.

                                                                                  FISCAL 1998                   FISCAL 1997
                                                                     -------------------------------------  --------------------
                                                                                                CASH
                                                                                              DIVIDENDS
QUARTER ENDED                                                          HIGH        LOW        DECLARED        HIGH        LOW
-------------------------------------------------------------------  ---------  ---------  ---------------  ---------  ---------
June 30............................................................  9 3/8      5 15/16          --         20 5/8     16
September 30.......................................................  7 9/16     4 7/16           --         18         14 5/8
December 31........................................................  7 3/16     2 1/2            --         15 3/8     5 3/4
March 31...........................................................  3 7/16     2 1/8            --         10 1/8     6 1/2


                                                                          CASH
                                                                        DIVIDENDS
QUARTER ENDED                                                           DECLARED
-------------------------------------------------------------------  ---------------
June 30............................................................        --
September 30.......................................................        --
December 31........................................................        --
March 31...........................................................        --

    The number of record holders of the Company's Common Stock on June 15, 1998 was approximately 840. The Company is currently restricted in its ability to pay dividends under the terms of its debt financing as more fully described in Note 5 to the financial statements.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                      FISCAL YEAR ENDED MARCH 31,
                                                       ----------------------------------------------------------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          1998        1997        1996        1995        1994
                                                       ----------  ----------  ----------  ----------  ----------
Operating Data:
Net revenues.........................................  $  278,474  $  358,179  $  292,607  $  176,167  $  172,602
(Loss) income before income taxes (3),(4)............     (56,069)    (43,794)     20,104        (372)     (8,699)
Net (loss) income (3),(4)............................     (56,769)    (45,691)     16,579        (672)     (8,699)
                                                       ----------  ----------  ----------  ----------  ----------
Net (loss) income per common share:
  Basic..............................................  $    (2.31) $    (2.09) $     1.08  $     (.05) $     (.72)
  Diluted............................................       (2.31)      (2.09)        .73        (.05)       (.72)
Cash dividends.......................................      --          --          --          --          --
                                                       ----------  ----------  ----------  ----------  ----------
Weighted average number of shares
  Basic..............................................      24,904      21,905      15,411      14,024      12,078
  Diluted............................................      24,904      21,905      22,674      14,024      12,078
                                                       ----------  ----------  ----------  ----------  ----------
Balance Sheet Information:
Working capital......................................  $    9,442  $   19,768  $   38,722  $   22,081  $    1,377
Total assets.........................................     143,091     165,632     116,548      64,143      47,475
Short-term debt(1)...................................      30,812      17,901         876         184       4,770
Long-term debt(2)....................................         469         959       4,054       3,613         448
Shareholders' equity.................................      54,327      88,560      56,462      26,625      10,571
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------

------------------------

(1) Net of loan discount of $900 and $768 as of March 31, 1998 and 1997, respectively.

(2) Net of loan discount of $1,251 and $1,650 as of March 31, 1996 and 1995, respectively.

(3) Fiscal 1998 includes a charge of $14.5 million related to the write-off of the remaining PRTV goodwill which was determined to be unrecoverable. In addition, fiscal 1998 includes $6.5 million in provisions for inventory obsolence.

(4) Fiscal 1997 includes the operating results of certain of the Company's operating subsidiaries as follows: PRTV, from May 17, 1996 forward and Prestige and Suzanne Paul (as defined below) from July 1, 1996 forward. In addition, the fiscal 1997 loss included $8.7 million in provisions for inventory obsolescence; $5.7 million in bad debt expense; $13.3 million in legal fees and settlements; $2.5 million of amortization primarily related to the new acquisitions; $4.4 million related to a write-off of additional PRTV goodwill; and PRTV's significant operating loss, all as discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations. Fiscal 1995 included $5.3 million in expenses related to certain legal settlements and associated fees; $1.0 million in relocation costs; and $1.8 million in anti-takeover and aborted stock offering costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    As more fully described elsewhere herein, the Company is engaged in the direct marketing of consumer products, primarily through the use of infomercials, in both domestic and international markets. Domestically, the Company has historically been dependent on a limited number of successful products to generate a significant portion of its net revenue. The Company's strategies for future periods are being designed to reduce the risk associated with relying on a limited number of successful products for a disproportionate amount of its revenues and tailoring the Company's domestic operations to more efficiently deal with the cyclical nature of the Company's domestic business. These include the more effective utilization and leveraging of its global presence and media access, the continued development and marketing of innovative products to enhance its existing infomercial programs, and engineering the most efficient business model for the Company's future operations. International expansion over the last five (5) years, has resulted in approximately one-half of the Company's revenues being generated from the international infomercial marketplace. The Company takes advantage of product awareness created by its infomercials and also extends the sales life of its products through non-infomercial distribution channels. These include retail arrangements as well as continuity sales efforts; and internet marketing, among others.

RESULTS OF OPERATIONS

    The operating results for certain of the Company's operating subsidiaries, namely PRTV, Prestige Marketing Limited ("Prestige") and Suzanne Paul Holdings Pty Limited and its subsidiaries (collectively, "Suzanne Paul") are included in the Company's results from the date of each respective acquisition during fiscal 1997.

    The following table sets forth operating data of the Company as a percentage of net revenues for the periods indicated below.

                                                                      YEARS ENDED MARCH 31,
                                                                   ---------------------------
                                                                    1998      1997      1996
                                                                   -------   -------   -------
Net Revenues.....................................................    100.0%    100.0%    100.0%
Operating costs and expenses:
Media purchases..................................................     33.0      36.6      29.6
Direct costs.....................................................     60.2      55.0      51.7
Selling, general and administrative..............................     20.5      18.3      11.5
Write-off of impaired goodwill...................................      5.2       1.2     --
Severance expense for former executive officers..................    --          0.7     --
Interest expense.................................................      1.2       0.4       0.3
                                                                   -------   -------   -------
Total operating costs and expenses...............................    120.1     112.2      93.1
                                                                   -------   -------   -------
(Loss) income before income taxes................................    (20.1)    (12.2)      6.9
Net (loss) income................................................    (20.4)%   (12.8)%     5.7%
                                                                   -------   -------   -------
                                                                   -------   -------   -------

COMPARISON OF FISCAL 1998 WITH FISCAL 1997

NET REVENUES

    Net revenues were $278.5 million in fiscal 1998 as compared to $358.2 million in fiscal 1997, a decrease of $79.7 million or 22.3%. Retail royalties were negligible in fiscal 1998 versus $16.3 million in fiscal 1997. The fiscal 1997 royalties principally reflected the royalties generated from retail sales of the Ab Roller Plus product.

    Domestic net revenues were $123.6 million in fiscal 1998 as compared to $188.5 million in fiscal 1997, a decrease of $64.9 million or 34.4%. This decrease was due primarily to the lack of a product or products to replace the revenues generated by the Ab Roller Plus which performed strongly in fiscal 1997 in television and in print and retail. The Ab Roller Plus accounted for approximately 41.9% of domestic net revenues in fiscal 1997. The rollout of a number of shows during fiscal 1998 was postponed due to show production delays, to timing issues related to product manufacturing and sourcing, and the Company's tight cash position which affected, among other things, inventory purchasing and media acquisition. Approximately 63% of net revenues for fiscal 1998 were generated by sales of the Company's Great North American Slim Down (16.8%), Cyclone (16.6%), T-Fal (14.7%) and PVA 10X Mop (14.1%) products.
Current year domestic revenues were also unfavorably impacted by an increased return rate primarily due to a change in product mix. In fiscal 1998, the Company offered more high priced products and book and audio or video tape type products, which traditionally carry higher return rates. The Company started benefiting from the rollout of new shows beginning late in the second quarter of fiscal 1998.

    International net revenues in fiscal 1998 were $154.9 million as compared to $169.7 million in fiscal 1997, a decrease of $14.8 million or 8.7%. The current year included a full year of revenues from the Prestige and Suzanne Paul acquisitions compared to approximately nine months in the prior year; as well as a 12.6% increase in European net revenues due to expansion into Eastern Europe. These increases only partially offset the approximate 40.3% decline in revenues generated in the Asian marketplace. Japan, the Company's principal Asian market, experienced a 49.7% decline in fiscal 1998 revenues from fiscal 1997. Approximately 4.6% was due to currency devaluation. This decline was the result of extreme downturns in general economic conditions in this marketplace, increased competition from traditional programming and other infomercial competitors and the fact that the Company was unable to acquire additional productive airtime. In addition, the Company's Asian and South Pacific Rim revenues were negatively impacted by the significant currency devaluations experienced in these markets. These factors are expected to have a continuing adverse impact on these regions, and the Company's results of operations, in fiscal 1999. The Company's South Pacific Rim revenues and operating results were also negatively impacted in fiscal 1998 by significant returns associated with its Fitness Strider product.

OPERATING COSTS

    Total operating costs and expenses were $334.5 million in fiscal 1998, as compared to $402.0 million in fiscal 1997, a decrease of $67.5 million or 16.8%, principally due to the 22.3% decline in net revenue. Excluding the write-offs in fiscal 1998 and 1997 of impaired goodwill of $14.5 million and $4.4 million, respectively, total operating costs and expenses decreased by 19.5% during fiscal 1998 as compared to fiscal 1997.

MEDIA PURCHASES

    Media purchases were $91.9 million in fiscal 1998 compared to $131.1 million in fiscal 1997, a decrease of $39.2 million or 29.9%. This decrease correlates in large part to the 22.3% decline in net revenues. During periods where the Company was lacking in successful new shows, less media was purchased for airings. The ratio of media purchases to net revenues improved to 33.0% as compared to 36.6% in fiscal 1997. This was due to a significant improvement in the domestic ratio of media purchases to net revenues. The Company sold more products per dollar of media purchased in fiscal 1998 compared to fiscal 1997. The current year domestic ratio decreased in excess of five percentage points over the prior year ratio. This decrease was achieved in spite of the prior year ratio benefiting from higher retail royalties than in fiscal 1998. Retail royalties carry no direct media costs and therefore contribute to a more favorable ratio. In addition, the fiscal 1998 ratio benefited from a higher percentage of revenues being earned in the international marketplace in which media rates are generally more favorable. The international ratio increased slightly in fiscal 1998 as compared to fiscal 1997. Recent trends indicate an increase in international media costs due to increased competition and a trend towards minimum guarantees of media purchases. Higher costs could result in higher ratios of media expenditures to revenues. The Eutelstat Satellite, on which the Company leases a 24 hour transponder, launched in April 1998 at which time the Company began making monthly payments for the use of the transponder. While potentially providing the Company with expanded media coverage in Europe, if viewership and/or viewer response is not obtained at the desired levels or within the desired timeframe, the Company could experience an increase in its European advertising to sales ratio (taking into account the cost of the transponder lease and the cost of uplinking to the satellite). Based on preliminary results, the cost of the Eutelstat Satellite will contribute to an increase in its European advertising to sales ratio in fiscal 1999, especially during the first six months of the fiscal year.

DIRECT COSTS

    Direct costs consist of the cost of materials, freight, infomercial production, commissions and royalties, order fulfillment, in-bound telemarketing, credit card authorization, warehousing and profit participation payments. Direct costs were $167.5 million in fiscal 1998 as compared to $197.0 million in fiscal 1997, a decrease of $29.5 million or 14.9%, primarily related to the decrease in net revenues. As a percentage of net revenues, direct costs were 60.2% in fiscal 1998 as compared to 55.0% in fiscal 1997. Direct costs as a percentage of net revenues increased in both the domestic and international marketplaces. The expense for inventory obsolescence was $6.5 million (2.3% of net revenues) and $8.7 million (2.4% of net revenues) in fiscal 1998 and 1997, respectively. Domestically, the ratio was unfavorably impacted by the 34.4% decrease in net revenues. The lower sales volume, especially in the first six months of fiscal 1998, coupled with certain fixed costs associated with the Company's fulfillment operations and a significant increase in the domestic return rate, negatively impacted the ratio. In addition, fiscal 1997 benefited from retail royalties ($.7 million for fiscal 1998 as compared to $16.3 million for fiscal 1997) which carry minimal direct costs. Internationally, the economic downturn and currency devaluation in the Far East and South Pacific Rim regions, a change in product mix and increased show customization costs adversely affected the ratio. The currency devaluation, particularly in the six months ended March 31, 1998, resulted in higher product costs due to the Company's inability to increase pricing sufficiently to offset the full impact of the significant decline in local currency values. In Japan, fulfillment and warehousing costs increased as a percentage of revenues as a result of the lower sales volume and higher inventory levels.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses were $57.1 million in fiscal 1998 as compared to $69.8 million in fiscal 1997, a decrease of $12.7 million or 18.2%. Fiscal 1998 included approximately $2.0 million of additional selling, general and administrative expenses associated with the operations of Prestige and Suzanne Paul which were acquired in July of 1996, resulting in nine months of expense in fiscal 1997 compared to a full year of expense in fiscal 1998. In addition, the current period includes non-cash compensation expense of $1.9 million associated with options granted to an executive officer. Fiscal 1998 benefited from a decrease in legal settlements and legal fees of in excess of $10.0 million. Fiscal 1997 included $9.4 million of legal settlements, including $6.0 million related to the Ab Roller settlement. In addition, fiscal 1998 included bad debt expense of $2.2 million as compared to $5.7 million in fiscal 1997. This decrease was due to fiscal 1997 including $2.1 million for two specific customers. Fiscal 1998 also included cost reductions associated with PRTV in the first half of fiscal 1998. The above reductions more than offset higher consulting fees, increased depreciation expense (primarily associated with the Company's MIS system), and higher occupancy expense. Selling, general and administrative expenses as a percentage of net revenues increased from 19.5% to 20.5% in fiscal 1998 due primarily to the 22.3% decrease in net revenues.

WRITE-OFF OF IMPAIRED GOODWILL

    Fiscal 1998 included the write-off of the remaining goodwill related to the acquisition of PRTV in the amount of $14.5 million. This write-off was based on an recent re-valuation of PRTV. Management determined its business strategy for PRTV has not been successful. The Company does not anticipate any future benefit or cash flows from PRTV. As a result, the Company has determined that there is no value to the goodwill. Fiscal 1997 included the write-off of approximately $4.4 million of PRTV goodwill based on an evaluation performed by an independent appraiser.

SEVERANCE EXPENSE

    Fiscal 1997 included a $2.5 million charge to earnings related to severance expense associated with the discontinuance of employment of five executive officers. No such charges were recorded in fiscal 1998.

INTEREST EXPENSE

    Interest expense was approximately $3.5 million in fiscal 1998 compared to $1.5 million in fiscal 1997, an increase of $2.0 million. This increase was due to an increase in the Company's average outstanding indebtedness from approximately $10.0 million in fiscal 1997 to approximately $26.6 million in fiscal 1998, and higher interest rates, primarily as a result of the Loan Modification Agreement (as defined below) signed in fiscal 1998.

INCOME TAXES

    The Company recorded income tax expense of approximately $.7 million in fiscal 1998 resulting from tax liabilities related to its Asian and South Pacific rim operating results. Income tax benefits have not been recorded during the current period on domestic and European losses. These benefits will be recorded when it is more likely than not that they will be realized, reducing the effective tax rate on future domestic and European earnings. This compares to approximately $1.9 million of income tax expense recorded in fiscal 1997 resulting from tax liabilities generated relating to Asian and South Pacific rim profits.

NET LOSS

    The Company incurred a net loss of $56.8 million in fiscal 1998, compared to a net loss of $45.7 million in fiscal 1997. As discussed above, fiscal 1998 included a write-off of impaired goodwill related to PRTV in the amount of $14.5 million.

COMPARISON OF FISCAL 1997 WITH FISCAL 1996

NET REVENUES

    Net revenues were $358.2 million in fiscal 1997 as compared to $292.6 million in fiscal 1996, an increase of $65.6 million or 22.4%. This increase was primarily a result of an increase in net revenues generated from the acquisitions in July 1996 of Prestige and Suzanne Paul which operate in New Zealand and Australia (approximately $39.7 million) and an increase in the Company's North American net revenues.

    Domestic net revenues in fiscal 1997 were $188.5 million as compared to $141.6 million in fiscal 1996, an increase of $46.9 million or 33.1%. This increase was primarily a result of 1) the acquisition in May 1996 of PRTV, which generated $35.7 million in net revenues and 2) retail royalties which were $16.3 million in fiscal 1997 versus $5.6 million in fiscal 1996. These royalties were principally generated from sales of the Ab Roller Plus product into the retail marketplace. The Ab Roller Plus product represented approximately 41.9% of domestic net revenues in fiscal 1997. Domestically, the Company aired new infomercials during the latter part of fiscal 1997 which did not perform as anticipated, especially in the fourth quarter, which had a negative impact on revenue generation. Additionally, domestic net revenues were unfavorably impacted by an increase in the average infomercial return rate as a percentage of gross revenues from 6.4% in fiscal 1996 to 9.9% in fiscal 1997. This increase resulted primarily from sales of higher-priced products in the current year. Higher priced products historically have higher return rates. In the international marketplace, the Company's Japanese revenues declined due to increased competition from traditional programming and other infomercial competitors; the fact that Japanese airtime was not obtained in the quantity or speed anticipated; and the effect of currency fluctuations. Japanese revenues in fiscal 1997 decreased approximately 30.3% as compared to fiscal 1996. This included a 19.9% decline on a local currency basis. Japanese revenues were $11.6 million in the fourth quarter of fiscal 1997 as compared to $22.2 million in the fourth quarter of fiscal 1996, a decrease of 47.9%. On a local currency basis, Japanese fiscal 1997 fourth quarter revenues decreased by 40.4%. This trend continued in the first quarter of fiscal 1998. As to other sectors of the Company's international business, European revenues, excluding Eastern Europe, remained relatively constant from fiscal 1996 to fiscal 1997. Net revenues in non-Japanese countries in the Pacific Rim (including New Zealand and Australia), Eastern Europe, the Middle East, Canada, Africa and Latin America, were $62.7 million in fiscal 1997 as compared to $11.8 million in fiscal 1996, an increase of $50.9 million or 430%. Approximately $39.7 million of the increase was generated from the Prestige and Suzanne Paul acquisitions. The remaining increase was principally a result of ongoing expansion of the Company's operations into new marketplaces.

OPERATING COSTS

    Total operating costs and expenses were $402.0 million in fiscal 1997 as compared to $272.5 million in fiscal 1996, an increase of $129.5 million or 47.5%.

MEDIA PURCHASES

    Media purchases were $131.1 million in fiscal 1997 as compared to $86.5 million in fiscal 1996, an increase of $44.6 million or 51.6%, principally as a result of growth in revenues, higher U.S. media costs and the acquisitions completed in fiscal 1997. The ratio of media purchases to net revenues increased substantially from 29.6% in fiscal 1996 to 36.6% in fiscal 1997. This was primarily due to higher U.S. media costs; a higher percentage of the current year's net revenues being earned in the domestic marketplace where media costs are typically higher; the acquisitions of PRTV and Nancy Langston & Associates, Inc. ("Nancy Langston") which added significant blocks of media time which could not be sold or used profitably during the 1996 pre-holiday period; the inability of the Company to deliver effective new shows on a timely basis and higher European media costs, primarily associated with the Eurosport satellite contract. In addition to the impact of the Eurosport contract, the Company's European operations were also negatively affected by a change in product mix to products with a lower average selling price, higher production costs and currency fluctuations. Fourth quarter domestic media management was negatively impacted by: a decline in the success rate of current year infomercials; loss of Fitness Flyer and Fitness Strider product airings due to litigation with Guthy Renker which was taking place during key fitness product sales months of January and February; increased domestic cancellation and return rates due to the aforementioned litigation and manufacturing/sourcing difficulties related to certain products; the lack of successful new shows; and the effect of the Company airing lead generation type shows, which typically have a higher advertising to sales ratio.

DIRECT COSTS

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

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses were $69.8 million in fiscal 1997 as compared to $33.8 million in fiscal 1996, an increase of $36.0 million or 106.7%, primarily due to increases in compensation expense, legal fees and legal settlements, bad debt expense and amortization of goodwill. Compensation expense increased primarily to support the Company's continued global expansion. Current year acquisitions accounted for approximately 52.0% of the current year compensation expense increase. Legal expenses were $4.0 million and legal settlements were $9.3 million in fiscal 1997 as compared to $1.8 million and $0.1 million in fiscal 1996, respectively. The fourth quarter of fiscal 1997 included $2.6 million of legal fees and $9.3 million of legal settlements or reserves for legal settlements. This included significant amounts of PRTV legal fees and legal settlements related to matters prior to the Company's acquisition of PRTV. The fourth quarter also included legal fees incurred in connection with the Fitness Flyer litigation. Bad debt expense was $5.7 million in fiscal 1997 as compared to $1.2 million in fiscal 1996 and included approximately $3.8 million in the fourth quarter of fiscal year 1997, including a substantial portion related to the write-off of two specific customer accounts. During the fourth quarter of fiscal 1997, it became clear that the collectability of these receivables was impaired. The increase in bad debt expense in fiscal 1997 was primarily due to a provision of approximately $2.1 million made for the aforementioned two specific customers, higher write-offs of media receivables due to a change in credit terms and increased average multi-pay receivable balances. Amortization of goodwill increased from approximately $1.0 million in fiscal 1996 to $2.5 million in fiscal 1997, primarily due to the current year acquisitions of PRTV, Prestige, Suzanne Paul and Nancy Langston. Selling, general and administrative expenses as a percentage of net revenues increased from 11.5% in fiscal 1996 to 19.5% in fiscal 1997. Selling, general and administrative expenses as a percentage of net revenues were 44.9% in the fourth quarter of fiscal 1997 as compared to 11.5% in the fourth quarter of fiscal 1996. This increase was primarily a result of the aforementioned fourth quarter items and the 22.9% decrease in fourth quarter net revenues from fiscal 1997 to fiscal 1996.

WRITE-OFF OF IMPAIRED GOODWILL

    The fourth quarter of fiscal 1997 included a write-down of goodwill related to PRTV in the approximate amount of $4.4 million based on an evaluation performed by an independent appraiser.

SEVERANCE EXPENSE

    In fiscal year 1997, the Company recorded severance expense related to discontinuance of employment of five executive officers. Total severance charges related to these officers are $2,500,000 and include salary, insurance, and other benefits.

INTEREST EXPENSE

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital was $9.4 million at March 31, 1998 compared to working capital of $19.8 million at March 31, 1997, a decrease of $10.4 million. The Company met its current period cash needs primarily through its cash flow from borrowings (from its principal lender, certain foreign bank lenders and from ValueVision), liquidation of accounts receivable and inventory and an equity infusion of $20.0 million which occurred late in the second quarter of fiscal 1998. Operating activities for the year ended March 31, 1998 resulted in a use of cash of $19.6 million. The Company's cash flow from operations in the year ended March 31, 1998 was adversely affected by the net loss of approximately $56.8 million.

    Consolidated accounts receivable decreased by $2.9 million, or 7.2%, primarily due to the decrease in Far East and South Pacific Rim accounts receivables. This decrease was principally due to the 29.6% and 53.5% decreases in Far East and South Pacific Rim revenues, respectively, during the month of March 1998 as compared to the month of March 1997 and the effect of currency devaluations which occurred in that region. Consolidated inventories decreased $9.7 million or 31.3% primarily due to a decrease in international inventory, especially in the European and South Pacific Rim areas. This is reflective of management's efforts to reduce global inventory levels. This was partially offset by an increase in domestic inventories of $2.2 million due to the Company currently having a higher number of active infomercials(5) at March 31, 1998 as compared to March 31, 1997.

    On September 18, 1997, the Company sold 20,000 shares of a series of preferred stock to two institutional investors (as more fully described in Note 6 to the financial statements), which included the issuance of warrants to acquire 989,413 shares of the Company's Common Stock. This transaction generated proceeds, net of offering costs, of approximately $19.7 million. The proceeds from this transaction were primarily used for working capital purposes.

    In September 1997, the Company also executed an agreement (the "Loan Modification Agreement") (as more fully described in Note 5 to the financial statements) with its principal lender concerning, among other things, the extension of its principal credit facility through December 31, 1998. The Company's $20.0 million line of credit (the "Line") was thereby reduced to $19.475 million, with the maximum amount of cash advances outstanding under the Line limited to $19.0 million, and the maximum amount of outstanding letters of credit limited to $5.0 million. The interest rate on the Company's Line and Term

Loan (as defined in Note 5 to the financial statements) were increased from prime and prime plus .5%, respectively, to prime plus 3.0%. The payment of the Company's Term Loan was restructured on a basis more favorable to the Company as follows: $50,000 per month from December 1, 1997 to March 1, 1998; $800,000 on April 1, 1998; and $1.0 million on each of December 1, 1998, 1999 and 2000. The Company has made all payments related to its Term Loan, including the April 1, 1998 payment, on a timely basis. The Loan Modification Agreement also contains certain financial covenants including tangible net worth and working capital minimums and other financial ratios with which the Company must be in compliance on a continuous basis. In certain cases, failure to meet required ratios triggers an increase in the interest rate of 1.0%. In certain other cases, failure to meet required ratios constitutes an event of default. At March 31, 1998, the Company's failure to maintain one of its financial ratios within required parameters not only triggered an interest rate increase at 1.0% but also constituted an event of default. As a result, the Company's long term debt has been reclassified to current debt in the March 31, 1998 balance sheet and, effective April 1, 1998, the interest rate on the Company's Line and Term Loan became prime plus 4.0%. The Line and Term Loan are secured by a lien on substantially all of the assets of the Company and its subsidiaries. Such lien on certain non-domestic assets of the Company is subordinated to a lien held by Barclays Bank PLC ("Barclays"). The Company has an overdraft line of approximately $1.0 million with Barclays, which was unused at March 31, 1998. This line expired at June 30, 1998.

    In July 1997, the Company obtained a credit facility from ASB Bank through its Prestige subsidiary consisting of a working capital facility (overdraft and letter of credit) of $1.0 million New Zealand dollars (approximately $0.6 million US dollars at March 31, 1998) and a short term loan of $4.3 million New Zealand dollars (approximately $2.4 million US dollars at March 31, 1998). The working capital facility bore interest at the ASB Bank Banking Business Rate (the "BBBR Rate") plus 1%. The short term loan bore interest at the BBBR Rate plus 2%. All amounts under this facility were repaid in full as of March 31, 1998.

    On January 5, 1998, in connection with the execution of the Merger Agreement, the Company received a $7.0 million advance against a $10.0 million loan extended by ValueVision (as more fully discussed in Note 5 to the financial statements). The Company subsequently received the remaining $3.0 million in available proceeds under the $10.0 million loan, $1.5 million of which was received subsequent to March 31, 1998. This loan was used primarily for working capital purposes. Approximately $545,000 of this amount was used to provide a loan to an executive officer funded subsequent to March 31, 1998 in connection with his employment agreement. The ValueVision loan bears interest at prime plus 1.5%, payable quarterly and is due on any demand made after the earlier of January 1, 1999 or upon the occurrence of certain triggering events, including, but not limited to a change in control of the Company, a sale of the Company's assets or a default under the Line or Term Loan. The Company anticipates that one or more of these triggering events may occur in fiscal 1999. In the event that the Company is unable to repay the loan when due, ValueVision may elect to receive payment in shares of the Company's Common Stock at the lower of $1.07 per share or the then present market value. In consideration for providing this loan, the Company issued to ValueVision warrants to purchase 250,000 of the Company's Common Stock with an exercise price per share equal to $2.74.

    The Company's international revenues are subject to foreign exchange risk. To the extent that the Company incurs local currency expenses that are based on locally denominated sales volume (order fulfillment and media costs), this exposure is reduced significantly. The Company monitors exchange rate and/or forward contracts when appropriate. Until July 1997, the Company maintained a foreign exchange line with its principal lender for such purposes. Pursuant to the Loan Modification Agreement described in Note 5 to the financial statements, the Company and its principal lender agreed to terminate the foreign exchange line on a run off basis. The results of the Company's foreign currency hedge did not have a material impact in the twelve month period ended March 31, 1998. The Company's future ability to hedge may be negatively impacted as a result of its current tight cash position. All forward contracts must now be cash collateralized. At March 31, 1998 the Company pledged $400,000 in cash against $2.0 million in outstanding future contracts. In the long term, the Company has the ability to change prices to a certain extent in a timely manner in order to react to major currency fluctuations; thus possibly reducing a portion of the risk associated with local currency movements. The Company has and is currently further revising its pricing in the Far East and South Pacific Rim in an effort to offset some of the recent significant currency devaluations in that region. However, the Company still expects that the significant currency devaluation and the economic downturn being experienced in these regions will have a negative impact on the Company's operating results and cash flows in fiscal 1999. Currently, the Company's two major foreign currencies are the German deutsch mark and the Japanese yen, each of which has been subject to large recent fluctuations. In addition, certain other currencies utilized by the Company (Australia, New Zealand, Indonesia, Malaysia, Philippines) have recently experienced more significant devaluations.

    During July 1996, the Company acquired two direct response marketing companies, Prestige and Suzanne Paul. The aggregate consideration paid by the Company for Prestige and Suzanne Paul was approximately $21.7 million in a combination of cash, a note payable and the Company's Common Stock. Included in the Prestige and Suzanne Paul acquisition agreements were provisions concerning the future payment of additional purchase price, up to an aggregate of an additional $5.0 million in the Company's Common Stock, valued at then present market prices, in 1997 and 1998, contingent upon the levels of net income achieved in those years by Prestige and Suzanne Paul. During fiscal 1998, the Company amended the acquisition agreements, thereby accelerating the $5.0 million contingent purchase price amount and revising certain other provisions of the agreements. In connection with such amendments, the Company issued 909,091 shares of the Company's Common Stock to the former principals of these entities, based on the closing price of the Company's Common Stock on the New York Stock Exchange on July 16, 1997. This additional amount represents an increase in the purchase price for Prestige and Suzanne Paul entities and is included in goodwill.

    The decrease in other assets at March 31, 1998 was primarily a result of the payment of $3.0 million from an escrow account in connection with the Ab Roller settlement (as more fully described in Note 12 to the financial statements) and the sale of the Company's investment in a public company for approximately $1.0 million.

    In January 1998, the Company announced that it had entered into a Merger Agreement with ValueVision and (as more fully described in Note 16 to the financial statements). Concurrently with the Merger Agreement, the Company entered into an agreement with the holders of the series of its preferred stock issued in September 1997 to exchange such preferred stock for a newly created series of preferred stock with similar terms, to redeem all of the new preferred stock for approximately $23.5 million in connection with the consummation of the Merger and to issue warrants to acquire 500,000 shares of the Company's Common Stock at $6.82 per share (subject to adjustment). On June 2, 1998 the Company announced the termination of the Merger Agreement. As a result, the new preferred stock and the exercise price of the 1,489,413 warrants (500,000 warrants referred to above plus 989,413 received in connection with the original funding) were automatically adjusted to $1.07 per share, 101% of the closing bid price of the Company's Common Stock at said date. The conversion price of the preferred stock may decrease if the Company's Common Stock price falls below $1.07 per share. Based on the market value of the Company's Common Stock at June 15, 1998 the Series D preferred stock is convertible into a minimum of 18,543,972 shares of the Company's Common Stock, not including shares of the Company's Common Stock issuable upon conversion of any accrued premium.

    The Company's cash position continues to be pressured as a result of the losses incurred in fiscal 1998 and the continued downturn in its Asian and South Pacific Rim operations. While benefiting from the proceeds of the September 1997 preferred stock sale, the extension of its credit facility with its principal lender, the loan from ValueVision, its strategy which focuses on cost reductions and the re-negotiation of a number of its media contracts to terms that are more favorable to the Company, the Company's ability to continue as a going concern is dependent on its ability to implement certain plans and actions designed to rebuild its business, including the continued introduction of successful new shows, to return the Company to profitability, to improve its liquidity and to successfully extend its current credit facility or obtain new financing to replace its existing facility. No assurance can be given that any of these actions will be successful.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                          FISCAL 1998 QUARTERS ENDED
                                                             ----------------------------------------------------
1998 FISCAL YEAR                                              JUNE 30    SEPTEMBER 30  DECEMBER 31   MARCH 31(1)
-----------------------------------------------------------  ----------  ------------  ------------  ------------

                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues...............................................  $   67,155   $   54,563    $   64,917    $   91,839
Operating costs and expenses
  Media purchases..........................................      23,218       17,582        20,532        30,572
  Direct costs.............................................      41,228       36,887        38,157        51,266
  Selling, general and administrative......................      14,769       13,681        13,475        15,173
  Write-off of impaired goodwill...........................      --           --            --            14,546
  Interest expense.........................................         625          764           910         1,158
  Total operating costs and expenses.......................      79,840       68,914        73,074       112,715
Loss before income taxes...................................     (12,685)     (14,351)       (8,157)      (20,876)
Net loss                                                     $  (12,989)  $  (14,358)   $   (8,146)   $  (21,276)
Net loss per share
  Basic....................................................  $     (.54)  $     (.58)   $     (.34)   $     (.85)
  Diluted..................................................  $     (.54)  $     (.58)   $     (.34)   $     (.85)

                                                                          FISCAL 1997 QUARTERS ENDED
                                                             ----------------------------------------------------
1997 FISCAL YEAR                                              JUNE 30    SEPTEMBER 30  DECEMBER 31   MARCH 31(2)
-----------------------------------------------------------  ----------  ------------  ------------  ------------

                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues...............................................  $  109,300   $   99,656    $   70,842    $   78,381
Operating costs and expenses
  Media purchases..........................................      37,576       34,060        28,112        31,388
  Direct costs.............................................      53,241       45,557        38,934        59,240
  Selling, general and administrative......................      11,128       11,997        11,486        30,820
  Write-off of impaired goodwill...........................      --           --            --             4,392
  Severance expense........................................      --           --             1,100         1,400
  Interest expense.........................................         305          408           414           415
  Total operating costs and expenses.......................     102,250       92,022        80,046       127,655
(Loss) income before income taxes..........................       7,050        7,634        (9,204)      (49,274)
Net (loss) income..........................................  $    4,550   $    4,994    $   (5,984)   $  (49,251)
Net (loss) income per share
  Basic....................................................  $      .25   $      .22    $     (.26)   $    (2.10)
  Diluted..................................................  $      .18   $      .18    $     (.26)   $    (2.10)

------------------------

(1) The quarter ended March 31, 1998 included a charge of $14.5 million related to the write-off of the remaining PRTV goodwill which was determined to be unrecoverable.

(2) The quarter ended March 31, 1997 included a charge of $4.4 million related to the write-off of PRTV goodwill, legal settlements and fees of $11.9 million, provisions for bad debts of $3.8 million and $6.4 million for inventory obsolescence.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The response to this Item is submitted in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    The information required by Items 10, 11, 12 and 13 is hereby incorporated by reference from the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Financial Statements and Schedules

    The following is a list of the consolidated financial statements of the Company and its subsidiaries and supplementary data submitted in a separate section of this report.

    - Report of Independent Auditors.

    - Consolidated Balance Sheets--March 31, 1998 and 1997.

    - Consolidated Statements of Operations--Years ended March 31, 1998, 1997 and 1996.

    - Consolidated Statements of Shareholders' Equity--Years ended March 31, 1998, 1997 and 1996.

    - Consolidated Statements of Cash Flows--Years ended March 31, 1998, 1997 and 1996.

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

(b) Reports on Form 8-K filed in the fourth quarter of 1998:

    (i) Current Report on Form 8-K, dated January 5, 1998 and filed January 7, 1998 and Current Report on Form 8-K/A, dated January 5, 1998 and filed January 16, 1998.

       The Company filed the foregoing Current Reports on Form 8-K reporting, under Item 5, the execution of the Agreement and Plan of Reorganization and Merger (the "Merger Agreement"), dated January 5, 1998, by and among ValueVision, the Company and Quantum Direct Corporation (formerly known as V-L Holdings Corp.).

    (ii) Current Report on Form 8-K, dated March 30, 1998.

       The Company filed the foregoing Current Report on Form 8-K reporting, under Item 5, the selection of veteran marketing, direct response and retail executive, Gene McCaffery, as Chief Executive Officer of Quantum Direct Corporation, the international electronic commerce company to be formed by the proposed merger of the Company and ValueVision.

    (iii) Current Report on Form 8-K, dated April 8, 1998.

       The Company filed the foregoing Current Report on Form 8-K reporting, under item 5, the mutual postponement of the shareholder meetings regarding the Merger.

    (iv) Current Report on Form 8-K, dated June 1, 1998.

       The Company filed the foregoing Current Report on Form 8-K reporting, under Item 5, the termination of the Merger Agreement.

INDEX TO EXHIBITS

EXHIBIT NO.
-------------

       2.1 (12) Agreement and Plan of Merger and Reorganization, dated as of October 24, 1995, by and among the
               Registrant, DA Acquisition Corp., DirectAmerica Corporation, California Production Group, Inc. and
               other parties thereto

       2.2 (13) Agreement and Plan of Merger and Reorganization, dated as of January 17, 1996 and amended as of April
               4, 1996, by and among the Registrant, PRT Acquisition Corp. and Positive Response Television, Inc.

       2.3 (18) Acquisition Agreement, dated as of May 29, 1996, by and among Registrant, Paul Meier, Susan Barnes and Prestige Marketing Holdings Limited

       2.4 (19) Agreement and Plan of Merger and Reorganization, dated as of August 7, 1996, by and among Registrant,
               NLA Acquisition Corp., Nancy Langston & Associates, Inc. and Nancy Langston.

       2.5 (18) Acquisition Agreement, dated as of May 30, 1996, by and among Registrant, Paul Meier, Susan Barnes,
               Alan Meier and Tancot Pty Limited

       2.6 (26) Agreement and Plan of Reorganization, dated January 5, 1998, by and among ValueVision International,
               Inc., the Registrant and V-L Holdings Corp.

       3.1 (1) Certificate of Incorporation

       3.2 (2) By-laws

       3.3 (3) Amendment to By-laws dated February 1992

       3.4 (6) Amendment to By-laws dated April 1995

       4.1 (1) Specimen copy of stock certificate for shares of Common Stock of the Registrant

       4.2 (6) Specimen copy of stock certificate for shares of Series B Convertible Preferred Stock of the
               Registrant

       4.3 (5) Rights Agreement dated as of January 3, 1994

       4.4 (5) Amendment No. 1 to Rights Agreement, dated as of March 6, 1994

       4.5 (6) Amendment No. 2 to Rights Agreement, dated as of September 26, 1994

       4.6 (6) Amendment No. 3 to Rights Agreement, dated as of September 30, 1994

       4.7 (6) Amendment No. 4 to Rights Agreement, dated as of November 30, 1994

       4.8 (24) Amendment No. 5 to Rights Agreement, dated as of August 14, 1997

       4.9 (29) Amendment No. 6 to Rights Agreement, dated as of January 5, 1998

       4.10(6) Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock

       4.11(16) Director's Stock Grant Plan

       4.12(9) Form of Warrant to Purchase Common Stock of the Registrant, dated November 24, 1995, issued to Value
               Vision International, Inc. concerning an aggregate of 500,000 shares at an exercise price of $8.865 per share

       4.13(9) Form of Warrant to Purchase Common Stock of the Registrant, dated November 24, 1995,

EXHIBIT NO.
-------------
               issued to various persons concerning an aggregate of 500,000 shares at an exercise price of $10.00 per share

       4.14(24) Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock

       4.15(24) Form of Warrant issued in connection with the Series C Convertible Preferred Stock

       4.16(28) Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock

       4.17(28) Form of Warrant issued in connection with the Series D Convertible Preferred Stock

       4.18(28) Amendment to Form of Warrant issued in connection with the Series C Convertible Preferred Stock

      10.1 (15) Amended and Restated 1991 Stock Option Plan

      10.2 (4) 401(k) Plan Document

      10.3 (15) 1995 Management Incentive Plan

      10.4 (7) Lease for 7822 S. 46th Street, Phoenix, Arizona

      10.5 (10) Securities Purchase Agreement between the Registrant and certain purchasers dated September 30, 1994

      10.6 (6) Amendment to Securities Purchase Agreement dated as of December 19, 1994

      10.7 (10) Note and Warrant Purchase Agreement between the Registrant, Media Arts International, Ltd., Quantum
               International Limited and Safeguard Scientifics (Delaware), Inc. dated October 19, 1994

      10.8 (11) Securities Purchase Agreement between the Registrant and certain purchasers dated as of November 30,
               1994

      10.9 (14) Telemarketing, Production and Post-Production Agreement between the Registrant and ValueVision
               International, Inc., dated April 13, 1995

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

      10.13(12) DirectAmerica Corporation Employee Bonus Plan

      10.14(9) Loan and Security Agreement, dated November 28, 1995, by and between the Registrant, certain of its subsidiaries and Meridian Bank

      10.15(9) Allonge, dated November 28, 1995, by the Registrant and certain of its subsidiaries for the benefit of Meridian Bank

      10.16(13) Employment Agreement, dated as of May 17, 1996, by and between Positive Response Television, Inc., the Registrant and Michael Levey

      10.17(13) Escrow Agreement, dated as of May 17, 1996, by and among Registrant, Positive Response Television,
               Inc., the Shareholders' Representative and Escrow Agent

EXHIBIT NO.
-------------
      10.18(17) Lease, dated March 6, 1996, by and between Stoll Moss Theaters Limited and Quantum International
               Limited

      10.19(19) Lease Agreement, dated 1996, between Registrant and Eleven Colonial Penn Plaza Associates

      10.20(21) Consulting Agreement, dated as of December 19, 1996, by and between Brian McAdams and Registrant

      10.21(22) Amended and Restated Employment Agreement, dated April 28, 1997, between Registrant and Constantinos
               I. Costalas

      10.22(22) Amendment No. 1 to Employment Agreement, dated July 23, 1997, between Registrant and Constantinos I.
               Costalas

      10.23(22) Employment Agreement, dated February 28, 1997, between Registrant and Frederick S. Hammer

      10.24(23) Agreement, dated April 24, 1997, between Mark P. Hershhorn and the Registrant

      10.25(24) Registration Rights Agreement, dated September 4, 1997, among the Registrant and the Series C
               Investors

      10.26(24) Securities Purchase Agreement, dated September 4, 1997, among the Registrant and the Series C
               Investors

      10.27(18) Employment Agreement, dated as of July 2, 1996, by and between Prestige Marketing Limited and Paul
               Meier

      10.28(18) Employment Agreement, dated as of July 2, 1996, by and between Prestige Marketing Limited and Susan
               Barnes

      10.29(18) Employment Agreement, dated as of July 3, 1996, by and between Suzanne Paul (Australia) Pty Limited and Alan Meier

      10.30(25) Employment Agreement, dated May 12, 1997, by and between Registrant and Paul R. Brazina

      10.31(25) Facility Agreement, dated July 23, 1997, between ASB Bank Limited and Prestige Marketing Limited

      10.32(25) Short Term Facility, dated May 19, 1997, between Quantum International Limited and Barclays Bank PLC

      10.33(25) Amended and Restated Loan and Security Agreement, dated June 26, 1996, by and between Registrant,
               Quantum North America, Inc., Quantum International Limited, Positive Response Television, Inc. and
               DirectAmerica Corporation and Meridian Bank

      10.34(25) Loan Modification Agreement, dated September 18, 1997, by and between Registrant, Quantum North
               America, Inc., Quantum International Limited, Positive Response Television, Inc. and DirectAmerica
               Corporation and CoreStates Bank, N.A.

      10.35(25) Agreement, dated as of July 16, 1997, by and among Registrant, Paul Meier, Suzanne Kilworth, Alan
               Meier and Tancot Pty Limited

      10.36(25) Agreement, dated as of July 16, 1997, by and among Registrant, Paul Meier, Suzanne Kilworth, Alan
               Meier, P&S Holdings Limited (formerly known as Prestige Marketing Holdings Limited)

EXHIBIT NO.
-------------
      10.37(26) Stock Option Agreement (ValueVision), dated as of January 5, 1998 between ValueVision and the
               Registrant

      10.38(26) Stock Option Agreement (National Media), dated as of January 5, 1998 between the Registrant and
               ValueVision

      10.39(26) Redemption and Consent Agreement, dated January 5, 1998, by and between the Registrant, ValueVision,
               Capital Ventures International and RGC International Investors, LDC

      10.40(26) Consent Waiver and Amendment, dated as of January 5, 1998, by and between CoreStates Bank, N.A., the
               Registrant, Quantum North America, Inc., Quantum International Limited, Positive Response Television,
               Inc. and DirectAmerica Corporation

      10.41(26) $10,000,000 Demand Promissory Note, dated January 5, 1998 issued by the Registrant to ValueVision

      10.42(26) Subsidiary Guaranty, dated as of January 5, 1998, by Quantum North America, Inc., Quantum
               International Limited, Quantum Far East Ltd., Quantum Marketing International, Inc., Quantum
               International Japan Company Ltd., DirectAmerica Corporation, Positive Response Television, Inc.,
               Quantum Productions AG, Suzanne Paul (Australia) Pty Limited and National Media Holdings, Inc., for
               the benefit of ValueVision

      10.43(26) Warrant Agreement by and between the Registrant and ValueVision, dated as of January 5, 1998

      10.44(26) Warrant Certificate No. 1, dated January 5, 1998, issued by the Registrant to ValueVision to purchase
               250,000 shares of the Registrant's common stock

      10.45(26) Registration Rights Agreement by and between the Registrant and ValueVision, dated as of January 5,
               1998

      10.46(27) Amendment No. 2 to Employment Agreement dated April 28, 1997 between the Company and Constantinos I.
               Costalas, dated as of January 5, 1998

      10.47(27) Amendment No. 1 to Employment Agreement dated February 27, 1997 between the Company and Frederick S.
               Hammer, dated as of January 5, 1998

      10.48(27) Amended and Restated Employment Agreement between the Company and Robert N. Verratti, dated as of
               January 28, 1998

      10.49(27) Amended and Restated Non-Incentive Stock Option Agreement between the Company and Robert N. Verratti, dated as of January 28, 1998

      10.50(28) Amendment No. 1 to Registration Rights Agreement by and among the Company and the Series D Investors

      10.51(29) Employment Agreement, dated as of March 20, 1998, between the Company and John W. Kirby.

      10.52(29) Loan Agreement, dated as of March 31, 1998, by and between the Company and John W. Kirby.

      10.53(29) Non-Incentive Stock Option Agreement, dated as of January 28, 1998, by and between the Company and
               John W. Kirby.

      10.54(29) Lease, dated November 26, 1996, by and between Encino Terrace Center and Positive Response
               Television, Inc. and DirectAmerica Corporation.

EXHIBIT NO.
-------------
      11.1 (29) Statement Re: Computation of Per Share Earnings

      21.1 (29) Subsidiaries of the Company

      23.1 (29) Consent of Independent Auditors

      27.1 (29) Financial Data Schedule

------------------------

 (1) Incorporated by reference to Registrant's Registration Statement on Form S-1 (Reg. No. 33-26778) filed January 31, 1989

 (2) Incorporated by reference to Registrant's Registration Statement on Form S-3 (Reg. No. 33-35301) filed June 8, 1990

 (3) Incorporated by reference to Registrant's Annual Report on Form 10-K for fiscal year ended March 31, 1992 filed June 26, 1992

 (4) Incorporated by reference to Registrant's Annual Report on Form 10-K for fiscal year ended March 31, 1991 filed June 20, 1991

 (5) Incorporated by reference to Registrant's Annual Report on Form 10-K for fiscal year ended March 31, 1994 filed July 14, 1994

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

(19) Incorporated by reference to Registrant's Current Report on Form 8-K dated August 7, 1996.

(20) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1996.

(21) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1996.

(22) Incorporated by reference to Registrant's Annual Report on Form 10-K for fiscal year ended March 31, 1997, as amended.

(23) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997.

(24) Incorporated by reference to Registrant's Current Report on Form 8-K dated September 18, 1997.

(25) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1997, as amended.

(26) Incorporated by reference to Registrant's Current Report on Form 8-K/A dated January 5, 1998.

(27) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1997.

(28) Incorporated by reference to Registrant's Registration Statement on Form S-3 (Reg. No. 333-48217) filed January 31, 1998.

(29) Filed herewith.

                           ANNUAL REPORT ON FORM 10-K

                   ITEM 8, ITEM 14(A)(1) AND (2), (C) AND (D)

            CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   LIST OF CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES
                                CERTAIN EXHIBITS
                         FINANCIAL STATEMENT SCHEDULES
                           YEAR ENDED MARCH 31, 1998
                           NATIONAL MEDIA CORPORATION
                                PHILADELPHIA, PA

                             National Media Corporation

                       Consolidated Financial Statements

                      Years ended March 31, 1998 and 1997

Contents
Report of Independent Auditors........................................................          37

Audited Consolidated Financial Statements

Consolidated Balance Sheets...........................................................          38
Consolidated Statements of Operations.................................................          39
Consolidated Statements of Shareholders' Equity.......................................          40
Consolidated Statements of Cash Flows.................................................          42
Notes to Consolidated Financial Statements............................................          44

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
National Media Corporation

    We have audited the accompanying consolidated balance sheets of National Media Corporation as of March 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1998. Our audits also included the financial statement schedule included in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Media Corporation at March 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the years ended March 31, 1998 and 1997, the Company incurred losses of $56,769,000 and $45,691,000, respectively, experienced negative cash flows from operations and is party to significant pending litigation. In addition, the Company has not complied with certain covenants of its loan agreements. These conditions have impaired the Company's liquidity and may cause it to be unable to meet its obligations as they become due. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans regarding these conditions are discussed in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible outcome of these uncertainties.

                                                               Ernst & Young LLP

Philadelphia, Pennsylvania
June 29, 1998

                           NATIONAL MEDIA CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT NUMBER OF SHARES
                             AND PER SHARE AMOUNTS)

                                                                                                     MARCH 31
                                                                                               --------------------
                                                                                                 1998       1997
                                                                                               ---------  ---------
                                                      ASSETS
Current assets:
  Cash and cash equivalents..................................................................  $  17,915  $   4,058
  Restricted cash............................................................................        400     --
  Accounts receivable, net...................................................................     37,285     40,179
  Income tax receivable......................................................................        341     --
  Inventories, net...........................................................................     21,228     30,919
  Prepaid media..............................................................................      1,872      3,563
  Prepaid show production....................................................................      4,845      6,765
  Deferred costs.............................................................................      4,191      3,318
  Prepaid expenses and other current assets..................................................      2,014      2,505
  Deferred income taxes......................................................................      2,835      2,591
                                                                                               ---------  ---------
      Total current assets...................................................................     92,926     93,898

Property and equipment, net..................................................................     12,338     14,182

Excess of cost over net assets of acquired businesses and other intangible assets, less
  accumulated amortization of $6,977 and $9,472, respectively................................     35,877     51,022

Other assets.................................................................................      1,950      6,530
                                                                                               ---------  ---------
      Total assets...........................................................................  $ 143,091  $ 165,632
                                                                                               ---------  ---------
                                                                                               ---------  ---------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable...........................................................................  $  21,167  $  21,810
  Accrued expenses...........................................................................     29,598     30,830
  Deferred revenue...........................................................................        115        686
  Income taxes payable.......................................................................     --            552
  Deferred income taxes......................................................................      1,792      2,351
  Current portion of long-term debt and capital lease obligations............................     30,812     17,901
                                                                                               ---------  ---------
      Total current liabilities..............................................................     83,484     74,130

Long-term debt and capital lease obligations.................................................        469        959

Deferred income taxes........................................................................      1,043        240

Other liabilities............................................................................      3,768      1,743

Shareholders' equity:
  Preferred stock, $.01 par value; authorized 10,000,000 shares; issued 81,250 and 95,000 shares Series B convertible preferred stock, respectively, and 20,000 and 0 shares Series
    D convertible preferred stock, respectively (liquidation preference of $3,250 and $20,643
    for Series B and D, respectively, as of March 31, 1998)..................................          1          1
  Common stock, $.01 par value; authorized 75,000,000 shares; issued 26,262,716 and
    24,752,792 shares, respectively..........................................................        263        248
  Additional paid-in capital.................................................................    156,975    127,764
  Retained earnings..........................................................................    (85,891)   (29,122)
                                                                                               ---------  ---------
                                                                                                  71,348     98,891
  Treasury stock, 887,229 and 707,311 shares, respectively, at cost..........................     (6,802)    (4,244)
  Notes receivable, officer..................................................................       (139)    --
  Foreign currency translation adjustment....................................................    (10,080)    (6,087)
                                                                                               ---------  ---------
      Total shareholders' equity.............................................................     54,327     88,560
                                                                                               ---------  ---------
      Total liabilities and shareholders' equity.............................................  $ 143,091  $ 165,632
                                                                                               ---------  ---------
                                                                                               ---------  ---------

                            See accompanying notes.

                           NATIONAL MEDIA CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT NUMBER OF SHARES
                             AND PER SHARE AMOUNTS)

                                                                                    YEAR ENDED MARCH 31
                                                                          ----------------------------------------
                                                                              1998          1997          1996
                                                                          ------------  ------------  ------------
Revenues:
  Product sales.........................................................  $    272,710  $    337,508  $    285,676
  Retail royalties......................................................           679        16,337         5,597
  Sales commissions and other revenues..................................         5,085         4,334         1,334
                                                                          ------------  ------------  ------------
Net revenues............................................................       278,474       358,179       292,607

Operating costs and expenses:
  Media purchases.......................................................        91,904       131,136        86,518
  Direct costs..........................................................       167,538       196,972       151,198
  Selling, general, and administrative..................................        57,098        65,431        33,772
  Write-off of impaired goodwill........................................        14,546         4,392       --
  Severance expense for former Executive Officers.......................       --              2,500       --
  Interest expense......................................................         3,457         1,542         1,015
                                                                          ------------  ------------  ------------
Total operating costs and expenses......................................       334,543       401,973       272,503
                                                                          ------------  ------------  ------------
(Loss) income before income taxes.......................................       (56,069)      (43,794)       20,104

Income taxes............................................................           700         1,897         3,525
                                                                          ------------  ------------  ------------
Net (loss) income.......................................................  $    (56,769) $    (45,691) $     16,579
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

Net (loss) income per common share......................................  $      (2.31) $      (2.09) $       1.08
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Net (loss) income per common share--assuming dilution...................  $      (2.31) $      (2.09) $        .73
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

Weighted average number of common shares outstanding:
    Basic...............................................................    24,904,000    21,905,000    15,411,000
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
    Diluted.............................................................    24,904,000    21,905,000    22,674,000
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

                            See accompanying notes.

                           NATIONAL MEDIA CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                                        YEAR ENDED MARCH 31
                                                                                 ---------------------------------
                                                                                    1998        1997       1996
                                                                                 ----------  ----------  ---------
Preferred stock:
  Beginning balance............................................................  $        1  $        1  $       3
  Issuance of Series D preferred stock (20,000 shares).........................      --          --         --
  Conversion to common stock (13,750; 41,375; and 119,421 shares)..............      --          --             (2)
                                                                                 ----------  ----------  ---------
Ending balance.................................................................           1           1          1

Common stock:
  Beginning balance............................................................         248         182        149
  Conversion of preferred stock (137,500; 413,750; and 1,194,210 shares).......           1           4         12
  Exercise of stock options (33,333; 1,215,099; and 1,219,099 shares)..........           1          12         12
  Exercise of warrants (330,000; 162,552; and 198,985 shares)..................           3           2          2
  Issuance of shares for acquisitions (909,091; 2,651,239; and 554,456
    shares)....................................................................           9          27          6
  Issuance of shares in secondary offering (2,000,000 shares)..................      --              20     --
  Issuance of shares for management incentive plan (102,860 shares)............      --               1     --
  Issuance of shares to settle litigation (100,000; 0; and 106,000 shares).....           1      --              1
  Stock grant (0; 30,000; and 25,000 shares)...................................      --          --         --
                                                                                 ----------  ----------  ---------
Ending balance.................................................................         263         248        182

Additional paid-in capital:
  Beginning balance............................................................     127,764      48,135     31,877
  Issuance of Series D preferred stock, net of costs...........................      19,690      --         --
  Conversion of preferred stock................................................          (1)         (4)       (11)
  Exercise of stock options....................................................         157       7,016      5,123
  Exercise of warrants.........................................................       1,580         790      1,033
  Issuance of shares for acquisitions..........................................       4,991      41,191      6,994
  Issuance of shares in secondary offering, net of costs.......................         (14)     28,734     --
  Amortization of executive compensation.......................................       1,875      --         --
  Series D preferred stock 6% premium..........................................        (643)     --         --
  Issuance of warrants in connection with debt.................................         688      --         --
  Issuance of warrants to settle litigation....................................          89      --         --
  Issuance of shares for management incentive plan.............................      --           1,707     --
  Issuance of shares to settle litigation......................................         799      --            724
  Stock grant..................................................................      --             542        344
  Tax (cost) benefit from exercise of stock options............................      --            (347)     2,051
                                                                                 ----------  ----------  ---------
Ending balance.................................................................     156,975     127,764     48,135

Retained earnings:
  Beginning balance............................................................  $  (29,122) $   16,569  $     (10)
  Net (loss) income............................................................     (56,769)    (45,691)    16,579
                                                                                 ----------  ----------  ---------
Ending balance.................................................................     (85,891)    (29,122)    16,569

                           NATIONAL MEDIA CORPORATION

                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                                        YEAR ENDED MARCH 31
                                                                                 ---------------------------------
                                                                                    1998        1997       1996
                                                                                 ----------  ----------  ---------
Treasury stock:
  Beginning balance............................................................      (4,244)     (3,791)    (3,791)
  Repurchase of treasury shares (181,949 and 25,220 shares)....................      (2,570)       (482)    --
  Issuance of shares for 401(k) match (2,031 and 4,619 shares).................          12          29     --
                                                                                 ----------  ----------  ---------

Ending balance.................................................................      (6,802)     (4,244)    (3,791)
Notes receivable:
  Beginning balance............................................................      --            (473)    (1,868)
  Exercise of stock options....................................................        (139)     --         (1,088)
  Collection of notes receivable...............................................      --             473      2,483
                                                                                 ----------  ----------  ---------
Ending balance.................................................................        (139)     --           (473)

Foreign currency translation adjustment:
  Beginning balance............................................................      (6,087)     (4,161)       265
  Translation adjustment for the year..........................................      (3,993)     (1,926)    (4,426)
                                                                                 ----------  ----------  ---------
Ending balance.................................................................     (10,080)     (6,087)    (4,161)
                                                                                 ----------  ----------  ---------
Total shareholders' equity.....................................................  $   54,327  $   88,560  $  56,462
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------

                            See accompanying notes.

                           NATIONAL MEDIA CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                        YEAR ENDED MARCH 31
                                                                                 ---------------------------------
                                                                                    1998        1997       1996
                                                                                 ----------  ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income..............................................................  $  (56,769) $  (45,691) $  16,579
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
  Depreciation and amortization................................................       7,073       5,574      2,099
  Write-off of impaired goodwill...............................................      14,546       4,392     --
  Amortization of loan discount................................................         555         484        399
  Provision for deferred rent expense..........................................         497         328        384
  Noncash executive compensation...............................................       1,875      --         --
  Tax (cost) benefit from exercise of stock options............................      --            (347)     2,051
  Decrease (increase) in:
    Accounts receivable, net...................................................         846       1,721    (18,242)
    Income tax receivable......................................................        (341)     --         --
    Inventories, net...........................................................       7,882      (3,057)    (8,591)
    Prepaid cable and advertising costs........................................       3,634       1,374     (3,936)
    Deferred costs.............................................................        (873)      4,233     (2,282)
    Other current assets.......................................................         247         855     (1,060)
  Increase (decrease) in:
    Accounts payable...........................................................      (1,111)     (2,358)     8,569
    Accrued expenses...........................................................      (1,547)     (6,007)     9,505
    Deferred revenue...........................................................        (571)     (1,583)     1,236
    Income taxes payable.......................................................        (552)     (3,405)     1,044
    Notes payable..............................................................      --           1,400     --
    Other......................................................................       5,031      (3,480)    (2,225)
                                                                                 ----------  ----------  ---------
Net cash (used in) provided by operating activities............................     (19,578)    (45,567)     5,530
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment............................................      (2,244)     (8,439)    (3,923)
Investment in common stock.....................................................      --          (1,250)    --
Proceeds from sale of common stock investment..................................       1,025      --         --
Cost of companies acquired, net of cash acquired...............................      --          (1,236)      (897)
                                                                                 ----------  ----------  ---------
Net cash used in investing activities..........................................      (1,219)    (10,925)    (4,820)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of preferred stock..................................      19,690      --         --
Proceeds from long-term debt...................................................      17,259      22,400     --
Principal payments on long-term debt and capital lease obligations.............      (5,122)    (15,493)      (166)
Net proceeds from issuance of common stock.....................................      --          28,754     --
Exercise of stock options and warrants.........................................       1,602       7,820      5,085
Payments received on notes receivable..........................................      --             473      2,483
                                                                                 ----------  ----------  ---------
Net cash provided by financing activities......................................      33,429      43,954      7,402

                           NATIONAL MEDIA CORPORATION

                                 (IN THOUSANDS)

                                                                                        YEAR ENDED MARCH 31
                                                                                 ---------------------------------
                                                                                    1998        1997       1996
                                                                                 ----------  ----------  ---------
Effect of exchange rate changes on cash and cash equivalents...................  $    1,225  $   (1,809) $  (3,174)
                                                                                 ----------  ----------  ---------
Net increase (decrease) in cash and cash equivalents...........................      13,857     (14,347)     4,938
Cash and cash equivalents at beginning of year.................................       4,058      18,405     13,467
                                                                                 ----------  ----------  ---------
Cash and cash equivalents at end of year.......................................  $   17,915  $    4,058  $  18,405
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest.....................................................................  $    3,201  $      774  $     528
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------
  Taxes on income..............................................................  $    1,456  $    5,105  $     430
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for acquisitions...........................................  $    5,000  $   41,218  $   7,000
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------
Reacquired escrow shares from acquisition......................................  $    2,570  $   --      $  --
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------
Note payable and other liabilities used to finance acquisitions................  $   --      $    3,190  $   1,496
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------
Common stock issued upon exercise of stock options for notes receivable........  $      139  $   --      $   1,088
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------
Common stock issued for management incentive plan, 401(k) match, and directors'
  stock grant..................................................................  $       13  $    2,279  $  --
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------
Issuance of stock to settle litigation.........................................  $      800  $   --      $     725
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------
Deemed dividend on preferred stock.............................................  $      643  $   --      $  --
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------
Issuance of loan warrants......................................................  $      688  $   --      $  --
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------
Purchase of equipment financed by capital leases...............................  $      416  $   --      $  --
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------

                            See accompanying notes.

                           NATIONAL MEDIA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998

1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A. BASIS OF PRESENTATION

    National Media Corporation (the "Company") incurred a net loss of $56,769,000 during the year ended March 31, 1998, primarily as a result of reduced sales volume in its key market areas due to its inability to timely deliver successful new shows in the first half of fiscal 1998, the economic downturn in the Far East and South Pacific Rim markets, and a $14,546,000 write-off of the remaining goodwill related to the Company's May 1996 acquisition of Positive Response Television, Inc. ("PRTV").

    The Company recently announced that it had mutually terminated its January 5, 1998 merger agreement (the "Merger Agreement") with ValueVision International, Inc. ("ValueVision"). As a result, a $10.0 million loan from ValueVision made in connection with the execution of the Merger Agreement and discussed in Note 5 is due January 1, 1999, subject to acceleration in certain circumstances. In addition, the Company's revolving credit facility with its principal lender expires on December 31, 1998. Negotiations with the principal lender are ongoing. The Company is currently in technical default of a loan covenant as of March 31, 1998. The principal lender has been notified, and a waiver for this violation has not been granted, but the lender has not indicated an intention to act on such default. There can be no assurance that the ValueVision loan and/or the revolving credit facility/term loan will be successfully modified or extended.

    The Company is currently continuing its evaluation of its strategic options, including continued implementation of plans to reduce operating expenses, identifying a strategic partner or the sale of the business. The Company is currently pursuing a business strategy which concentrates on targeted expansion and cost reduction and has taken the following steps to rebuild its business including:

    - Leveraging the Company's media expenditures and customer base to generate incremental revenues through continuity programs, list rentals and internet revenues.

    - A reevaluation of its global partnerships, particularly in Asia.

    - Continued discussions with potential strategic partners.

    - Continued discussions with the Company's primary lender.

    - Downsizing of the global workforce, the initiation of a plan to reduce global office space and other cost-cutting measures.

    The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's ability to continue as a going concern is dependent upon its ability to successfully implement the plans and actions described above and return to profitability and improve its liquidity. There can be no assurance that the Company will be able to extend or replace the ValueVision loan and/or its existing revolving credit facility/term loan, or return its operations to profitability. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Management of the Company believes that its plans to address the issues described above will be successful and that sufficient cash will be obtained to meet its obligations as they become due, however, no such assurance can be given. The financial statements do not include any adjustments relating to the recoverability of recorded assets, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                           NATIONAL MEDIA CORPORATION

                                 MARCH 31, 1998

1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    B. DESCRIPTION OF BUSINESS

    The Company is engaged in the direct marketing of consumer products, principally through television media. The Company currently brings infomercial programming to more than 70 countries.

    C. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of National Media Corporation and its wholly-owned subsidiaries which include Quantum North America, Inc., PRTV, DirectAmerica Corporation, Quantum International Limited, Quantum Far East Limited, Quantum International Japan Company Limited, Prestige Marketing Limited, Suzanne Paul Pty Limited, and Nancy Langston & Associates, Inc. All significant intercompany accounts and transactions have been eliminated.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes to the consolidated financial statements. Estimates are routinely made for inventory obsolescence, goodwill, sales returns and allowances, stock warrant valuations, allowances for bad debts, show production amortization, and contingencies. Actual results could differ from those estimates.

    REVENUE RECOGNITION AND RESERVE FOR RETURNED MERCHANDISE

    Product sales and retail royalty revenue are generally recognized when the product is shipped. Generally, it is the Company's policy to refund unconditionally the total price of merchandise returned within 30 days of the customer's receipt of the merchandise. The Company provides an allowance, based upon experience, for returned merchandise.

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

    RESTRICTED CASH

    Restricted cash represents cash pledged as collateral for two outstanding foreign exchange forward contracts.

    ACCOUNTS RECEIVABLE

    The allowance for doubtful accounts was $5,440,000 and $6,907,000 at March 31, 1998 and 1997, respectively.

                           NATIONAL MEDIA CORPORATION

                                 MARCH 31, 1998

1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INVENTORIES

    Inventories consist principally of products purchased for resale, and are stated at the lower of cost (determined by the first-in, first-out method) or market. The reserve for obsolete inventory was $6,519,000 and $11,739,000 at March 31, 1998 and 1997, respectively. The reduction in the reserve is due mainly to worldwide disposal and liquidation of the Company's unprofitable inventory.

    PROPERTY AND EQUIPMENT AND DEPRECIATION AND AMORTIZATION

    Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method based on the estimated useful lives of the assets or lease terms, generally 3 to 10 years.

    EXCESS OF COST OVER NET ASSETS ACQUIRED AND OTHER INTANGIBLE ASSETS

    Excess of cost over net assets of acquired businesses ("goodwill") is being amortized by the straight-line method over 10 to 40 years. Other intangible assets are being amortized by the straight-line method over 2 to 5 years. Amortization expense for excess of cost over net assets acquired and other intangible assets was $3,015,000, $2,532,000, and $629,000 for the years ended March 31, 1998, 1997, and 1996, respectively, and is included in selling, general, and administrative expenses. The recoverability of goodwill is evaluated annually by an analysis of operating results for each acquired business, significant events or changes in the business environment, synergies with other operating units, and, if necessary, independent appraisals. In 1997, because indicators of impairment (losses, asset writeoffs, etc.) did exist, the Company engaged an independent appraiser to evaluate the carrying value of the assets of PRTV. The appraiser used a combination of the income and market approaches and determined that the goodwill balance fairly stated the goodwill related to PRTV. Based on this evaluation, the Company wrote-off an additional $4,392,000 of PRTV goodwill during the year ended March 31, 1997. Based on a recent re-valuation of PRTV, management has determined its business strategy for PRTV has not been successful. The Company does not anticipate any future benefit or cash flows from PRTV. As a result, the Company has determined that there is no value to the goodwill. The Company wrote-off the remaining $14,546,000 of goodwill during the fourth quarter of fiscal year 1998.

    SHOW PRODUCTION COSTS

    Costs related to the production of the Company's direct response televised advertising programs are capitalized and amortized over the estimated useful life of the production, generally 12 to 24 months. The useful life of each production is initially estimated and regularly evaluated and adjusted as sales response information becomes available. Show production expense was $14,845,000, $21,406,000 and $8,630,000 for the years ended March 31, 1998, 1997 and 1996, respectively. Production expense for the years ended March 31, 1998, 1997 and 1996 included $1,608,000, $10,811,000 and $1,900,000, respectively, for amounts written down related to unsuccessful shows for which sales response did not meet expectations. Contributing factors to the reduced success rate on new shows in fiscal 1997 were the failure of some new format type shows and the less-than-expected success of the introduction of new product categories.

                           NATIONAL MEDIA CORPORATION

                                 MARCH 31, 1998

1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    DEFERRED REVENUE AND COSTS

    Deferred revenue consists of funds received by the Company for items ordered, but not shipped, and product sales subject to a free trial period. The related costs are deferred and expensed as orders are shipped. The Company also defers direct costs on product orders for which the funds are not yet received and expenses these costs as orders are shipped.

    INCOME TAXES

    The Company uses the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax benefits have not been recorded during the current period on domestic and European losses. These benefits will be recorded when it is more likely than not that they will be realized, reducing the effective tax rate on future domestic and European earnings.

    PER SHARE AMOUNTS

    In 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, which replaced the primary and fully diluted earnings per share measures with basic and diluted earnings per share. Basic earnings per share is computed on the basis of the weighted average number of shares outstanding during the periods presented. Diluted earnings per share is computed on the basis of the weighted average number of shares outstanding during the period plus the dilutive effect of stock options, warrants, and preferred stock. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. In computing per share amounts, deemed dividends on preferred stock have been deducted from net income to arrive at net income applicable to common shareholders.

    FOREIGN CURRENCY TRANSLATION

    Results of operations for the Company's foreign subsidiaries are translated using the average exchange rates during the period, while assets and liabilities are translated into U.S. dollars using the rate at the balance sheet date. Resulting translation adjustments are recorded as a component of shareholders' equity. The Company from time to time uses forward contracts to hedge the foreign exchange exposure related to revenues generated in their foreign operations.

    STOCK OPTION PLANS

    The Company accounts for stock options in accordance with Accounting Principles Board ("APB") Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and its related interpretations. No compensation expense is recognized for the Company's options which have an exercise price equal to or above the market price on the date of the grant. The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (FAS 123), as of the fiscal year ended March 31, 1997 (see Note 7).

                           NATIONAL MEDIA CORPORATION

                                 MARCH 31, 1998

1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RECLASSIFICATIONS

    Certain prior-year amounts have been reclassified to conform to current presentation.

    IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME and SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. These statements are required to be adopted by the Company as of the beginning of fiscal 1999. SFAS No. 130 requires disclosure of transactions from non-owner sources which affect stockholder's equity in a separate financial statement for the period in which they are recognized. SFAS No. 131 requires disclosure of certain information about operating segments, products and services, geographic areas of operations and major customers and the factors used by management to determine reportable segments. The adoption of these statements will not affect the Company's financial position or results of operations. Management has not completed its determination of the effect these statements will have on its financial statement disclosures.

2. ACQUISITIONS

    The value of the common stock issued in all acquisitions was based on the market price of the Company's common stock during the periods in which agreements were reached (i.e., the date of the signing of the letter of intent or definitive agreement) to undertake the relevant transactions, which the Company believes is indicative of the fair value of the acquired businesses.

    FISCAL 1997 ACQUISITIONS

    On May 17, 1996, the Company acquired all of the issued and outstanding capital stock of PRTV, a publicly traded direct marketing company and producer of infomercials, for 1,836,773 shares of the Company's common stock then valued at $25.9 million. The acquisition was accounted for as a purchase and the results of PRTV are included in the Company's financial statements from the date of acquisition. A total of $39.1 million in assets were acquired and included goodwill of $18.6 million, which was initially being amortized over 20 years. Under the terms of the purchase agreement, 181,949 of the shares were returned to the Company because certain assets were not realized. During the third quarter of fiscal 1998, the Company accounted for these shares as treasury stock and a reduction in goodwill of $2.6 million. In March 1998, the Company wrote-off the remaining goodwill associated with PRTV as more fully described in
Note 1.

    On July 2, 1996, the Company also acquired two direct response marketing companies, Prestige Marketing Limited and Prestige Marketing International Limited (collectively, "Prestige") and Suzanne Paul Holdings Pty Limited and its operating subsidiaries (collectively, "Suzanne Paul"). The aggregate consideration initially paid by the Company for Prestige and Suzanne Paul was approximately $4.2 million in cash, $2.8 million in a note payable due and paid on December 5, 1996, and 787,879 shares of the Company's common stock then valued at $14.7 million. The acquisition was accounted for as a purchase and the results of Prestige and Suzanne Paul are included in the Company's financial statements from the date of acquisition. A total of $33.8 million in assets were acquired and included goodwill of approximately $18.7 million, which is being amortized over 20 years. In addition, included in the Prestige and Suzanne

                           NATIONAL MEDIA CORPORATION

                                 MARCH 31, 1998

2. ACQUISITIONS (CONTINUED)
Paul acquisition agreements were provisions concerning the future payment of additional purchase price, up to an aggregate of an additional $5.0 million in the Company's common stock, valued at then-present market prices, in 1997 and 1998, contingent upon the levels of net income achieved in those years by Prestige and Suzanne Paul. During fiscal year 1998, the Company amended the acquisition agreements accelerating the $5.0 million contingent purchase price amount and revising certain other provisions of the agreements. In connection with such amendments, the Company issued 909,091 shares of the Company's common stock to the former principals of these entities based on the closing price of the Company's common stock on the New York Stock Exchange on July 16, 1997. This additional amount represents an increase in the purchase price for the Prestige and Suzanne Paul entities and is included in goodwill.

    On August 7, 1996, the Company acquired all of the issued and outstanding capital stock of Nancy Langston & Associates, Inc. ("Langston"), a media agency. The aggregate consideration paid by the Company was 26,587 shares of the Company's common stock then valued at $500,000, and a $390,000 promissory note payable in equal installments over 2 years which began on September 1, 1996. A total of $904,600 in assets were acquired and included goodwill of approximately $880,000, which is being amortized over 10 years.

    FISCAL 1996 ACQUISITIONS

    On October 25, 1995, the Company acquired all of the issued and outstanding capital stock of DirectAmerica Corporation and California Production Group, Inc. (collectively, "DirectAmerica") for 554,456 shares of the Company's common stock then valued at $7.0 million. The acquisition was accounted for as a purchase and the results of DirectAmerica are included in the Company's financial statements from the date of acquisition. A total of $8.5 million in assets were acquired and included goodwill of $7.8 million, which is being amortized over 20 years.

    On October 16, 1995, the Company acquired the assets related to the "Flying Lure" product from United Brands International Corp. and Langer Technologies, Inc. The purchase price of $1.9 million included a $1.0 million cash payment and a two-year promissory note bearing interest at 9.0% in the principal amount of $900,000. In addition, the Company agreed to pay $596,000 over three years for a covenant not to compete. The Company may be required to make additional payments of up to $6.0 million if worldwide sales of "Flying Lure" products exceed certain targeted levels. Any such additional amounts will be recognized as additional cost of the "Flying Lure" assets. Total assets acquired, principally the brand name and product rights, the noncompete agreement and product development talent, were approximately $2.5 million. These amounts are included in goodwill and other intangible assets and are being amortized over 20 years.

    PRO FORMA INFORMATION

    The purchase price allocations for DirectAmerica, PRTV, Prestige, Suzanne Paul, and Langston were based on management's estimates of the fair value of assets acquired and liabilities assumed. Had the DirectAmerica, PRTV, Prestige, Suzanne Paul, and Langston acquisitions been made at April 1, 1996 and

                           NATIONAL MEDIA CORPORATION

                                 MARCH 31, 1998

2. ACQUISITIONS (CONTINUED)
April 1, 1995, respectively, pro forma unaudited condensed results from operations for the years ended March 31, 1997 and 1996 would have been as follows (in thousands, except per share data):

                                                                         YEAR ENDED MARCH 31
                                                                        ----------------------
                                                                           1997        1996
                                                                        ----------  ----------
Net revenues..........................................................  $  372,694  $  374,889
Net (loss) income.....................................................  $  (45,468) $   16,024
Basic (loss) income per share.........................................  $    (2.07) $      .84
Diluted (loss) income per share.......................................  $    (2.07) $      .61

    The pro forma information does not purport to be indicative of the combined results of operations that would have been reported had the transactions taken place on April 1, 1995 or of future results of operations.

3. ACCRUED EXPENSES

    Accrued expenses include the following (in thousands):

                                                                         YEAR ENDED MARCH 31
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
Allowance for product refunds and returns.............................  $    7,870  $    4,771
Accrual for legal settlements.........................................       2,100       7,512

4. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following (in thousands):

                                                                          YEAR ENDED MARCH 31
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------
Furniture, fixtures, and office equipment...............................  $  21,359  $  20,745
Leasehold improvements..................................................      1,854      1,931
Equipment under capital leases..........................................      1,316        923
                                                                          ---------  ---------
                                                                             24,529     23,599
Less accumulated depreciation and amortization..........................    (12,191)    (9,417)
                                                                          ---------  ---------
      Total.............................................................  $  12,338  $  14,182
                                                                          ---------  ---------
                                                                          ---------  ---------

    Depreciation and amortization expense for property and equipment, including equipment under capital lease, was $4,058,000, $3,042,000 and $1,470,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

                           NATIONAL MEDIA CORPORATION

                                 MARCH 31, 1998

5. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

    Long-term debt and capital lease obligations consist of the following (in thousands):

                                                                          YEAR ENDED MARCH 31
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------
Line of credit, net of discount.........................................  $  18,377  $  13,000
Term loan, net of discount..............................................      3,373      3,232
Notes payable--ValueVision, net of discount.............................      8,172         --
Notes payable--other....................................................        832      2,326
Obligations under capital leases........................................        527        302
                                                                          ---------  ---------
                                                                             31,281     18,860
Less current portion....................................................     30,812     17,901
                                                                          ---------  ---------
Long-term portion.......................................................  $     469  $     959
                                                                          ---------  ---------
                                                                          ---------  ---------

    The Company believes the carrying value of long-term debt and capital lease obligations approximates fair value.

    In September 1997, the Company and its principal lender signed a loan modification agreement which limited the maximum outstanding amount of cash advances under its line of credit to $19,000,000 less the amount of permitted outstanding letters of credit (maximum of $5,000,000). The Company's line of credit also provides for a standby letter of credit in the amount of $475,000 which was outstanding at March 31, 1998 and expires on September 30, 1998. The line of credit was extended until December 31, 1998 and the payment terms of the Company's term loan were revised. The term loan is payable as follows: $800,000 was due and paid on April 1, 1998 and $1,000,000 on each of December 1, 1998, 1999 and 2000. As of March 31, 1998, interest under the line of credit and term loan accrued at prime plus 3% and is payable monthly. The discount on the term loan of $427,000 represents the remaining unamortized balance of the $1,800,000 value assigned to warrants to purchase 2,250,000 shares of the Company's common stock at an exercise price of $4.80 per share issued in October 1994 in connection with the making of the term loan. 2,025,000 of these warrants remain outstanding at March 31, 1998 and are exercisable until September 30, 2004. The valuation was based an independent analysis. The discount is being amortized over the extended life of the term loan and is included in interest expense.

    Under the loan modification agreement, the Company is required to maintain certain financial covenants, including tangible net worth and working capital minimums and other financial ratios. The Company is in technical default of one of its loan covenants as of March 31, 1998 as described in Note 1. As a result, the $2,000,000 long-term portion of the term loan has been classified as current as of March 31, 1998. The loan modification agreement provides for an interest rate increase of 1% at any period during which the Company fails to be in compliance with certain of its financial covenants. At March 31, 1998, the Company was in violation of a certain financial covenant triggering the interest rate increase. As a result, effective April 1, 1998, the Company's line of credit and term loan began accruing interest at a rate of prime plus 4%. The loan modification agreement also subjects the Company to certain restrictions, including the payment of dividends and incurrence of additional indebtedness.

    Borrowings under the line are subject to a monthly borrowing base computation comprised of a percentage of domestic cash, inventory and global receivables. The loan modification agreement requires the Company to pay an annual fee of .25% on the unused portion of the line of credit, maintain an average

                           NATIONAL MEDIA CORPORATION

                                 MARCH 31, 1998

5. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (CONTINUED) quarterly compensating balance of $2,500,000 subject to a .25% deficiency fee, and pay a loan restructuring fee of $304,000 in 16 equal monthly installments.

    In connection with the loan modification agreement, the Company granted to its principal lender warrants to acquire 125,000 shares of the Company's common stock at a price of $5.1875 per share, the market price of the Company's common stock as of the date of the grant. These warrants have a term of five years from the date of grant and contain standard antidilution provisions. The value accorded the warrants has been accounted for as a loan discount and is being amortized over the then remaining term of the line of credit (15 months) and is included in interest expense.

    The line of credit and the term loan are secured by a lien on substantially all of the assets of the Company. Such lien on certain nondomestic assets of the Company is subordinate to a lien held by Barclays Bank PLC. At March 31, 1998, the Company had an overdraft line with Barclays in the amount of approximately $1,000,000 which expired June 30, 1998. Under its agreements with Barclays, the Company is subject to certain restrictions in respect to the repayment of intercompany loans. There were no borrowings outstanding under the Barclays' line at March 31, 1998.

    In July 1997, the Company obtained a working capital credit facility from ASB Bank through Prestige consisting of a working capital facility (overdraft and letter of credit) of $1,000,000 New Zealand dollars (approximately $550,000 US dollars at March 31, 1998) and a short-term loan of $4,300,000 New Zealand dollars (approximately $2,400,000 US dollars at March 31, 1998). The working capital facility bore interest at the ASB Bank Banking Business Rate (the "BBBR"), plus 1% and the short-term loan bore interest at the BBBR Rate plus 2%. All amounts under this agreement were paid in full as of March 31, 1998.

    In connection with a Merger Agreement, dated as of January 5, 1998, by and among the Company, ValueVision, and Quantum Direct Corporation which was subsequently terminated on June 2, 1998, ValueVision extended to the Company a working capital loan of up to $10,000,000 to be utilized pending consummation of the Merger Agreement. There was $8,500,000 outstanding at March 31, 1998 with the remaining $1,500,000 having been advanced during April 1998. The loan bears interest at prime plus 1.5%, payable quarterly, and is due on January 1, 1999, subject to acceleration in certain circumstances. The Company is required to maintain compliance with certain financial covenants under this agreement. The Company anticipates that it may not be in compliance with certain of these covenants in fiscal 1999.

    In the event the Company is unable to repay the loan when due, ValueVision may elect to receive payment in shares of the Company's common stock at the lower of $1.07 per share or the then present market value. The Company has reserved approximately 9.4 million shares of the Company's common stock for this purpose. In consideration for providing the loan, the Company issued to ValueVision warrants to acquire 250,000 shares of the Company's common stock with an exercise price equal to $2.74 per share. The warrants are exercisable until the earlier of January 5, 2003, or on the date of repayment of the loan by the Company, if repaid by August 14, 1998. The Company also granted registration rights in connection with the shares of the Company's common stock issuable pursuant to the loan and the warrants issued to ValueVision. The value accorded the warrants has been accounted for as a loan discount which is being amortized over the term of the loan (12 months) and is included in interest expense.

    The Company's remaining debt includes a note payable to Edmark Industries in the amount of $750,000 (original amount of $1,400,000) relating to the settlement of litigation which occurred in fiscal

                           NATIONAL MEDIA CORPORATION

                                 MARCH 31, 1998

5. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (CONTINUED)
1997. Payment terms are $50,000 per month, plus 8% interest. Additionally, approximately $82,000 relates to a note payable in connection with a prior-year acquisition.

    The effective interest rate on the Company's debt was approximately 13.0% and 15.5% for the years ended March 31, 1998 and 1997, respectively.

    Long-term debt maturities and payments due under capital lease obligations are as follows (in thousands):

                                                  LONG-TERM    CAPITAL LEASE
YEAR ENDING MARCH 31                                DEBT        OBLIGATIONS
-----------------------------------------------  -----------  ---------------
1999...........................................   $  31,504      $     268
2000...........................................         150            192
2001...........................................      --                108
2002...........................................      --                 39
2003...........................................      --                  6
                                                 -----------         -----
                                                     31,654            613
Less: Interest portion.........................      --                 86
      Loan discount............................         900         --
                                                 -----------         -----
        Total..................................   $  30,754      $     527
                                                 -----------         -----
                                                 -----------         -----

6. CAPITAL TRANSACTIONS

    STOCK PURCHASE RIGHTS

    On January 13, 1994, the Company distributed one preferred share purchase right on each outstanding share of its common stock. The rights will become exercisable only if, without the Company's consent or waiver, a person or group acquires 15% or more of the Company's outstanding common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the Company's outstanding common stock. Each right will entitle shareholders to buy one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $40. In addition, upon the occurrence of certain events, the holders of rights will thereafter have the right to receive, upon exercise at the then-current exercise price, common stock (or, in certain circumstances, cash, property, or other securities of the Company) having a value equal to two times the exercise price of the right. In the event that the Company is acquired in a merger or other business combination, or 50% or more of the Company's assets or earning power is sold, proper provision will be made so that each holder of a right will thereafter have the right to receive, upon exercise at the then- current exercise price of the right, common stock of the acquiring or surviving company having a value equal to two times the exercise price of the right. Any rights that are, or were, under certain circumstances, beneficially owned by such a 15% owner will immediately become null and void.

    The holders of rights, as such, have no rights as stockholders of the Company. The Company has the ability to redeem the rights at $.001 per right until the occurrence of certain specified events.

                           NATIONAL MEDIA CORPORATION

                                 MARCH 31, 1998

6. CAPITAL TRANSACTIONS (CONTINUED)
    SERIES D CONVERTIBLE PREFERRED STOCK

    On September 18, 1997, the Company sold to two institutional investors (the "Series C Investors") 20,000 shares of its Series C Convertible Preferred Stock, $.01 par value per share (the "Series C Preferred Stock"), with a face value of $1,000 per share, for an aggregate purchase price of $20,000,000, net of costs of $310,000. The Series C Preferred Stock had a four-year term and was to be automatically converted into the Company's common stock at maturity, if not converted prior thereto. Immediately upon issuance, each share of Series C Preferred Stock was convertible at the holder's option into such number of shares of the Company's common stock, as determined by dividing the face value ($1,000) of the Series C Preferred Stock (plus a 6% per annum premium accrued as of the conversion date) by (i) if conversion occurred on or before March 17, 1998, a conversion price equal to $6.06 per share (subject to adjustment), or
(ii) if conversion occurred after March 18, 1998, a conversion price equal to the lower of $6.06 per share (the "Fixed Conversion Price") or the lowest daily volume weighted average sale price during the five days immediately prior to such conversion. The $6.06 conversion price was equal to 120% of the volume weighted average sales price of the Company's common stock on the date of the initial announcement of the transaction in which the Series C Preferred Stock was issued (the "Announcement Date Price"). In connection with this investment, the Company also issued warrants to the Series C Investors to acquire an aggregate of 989,413 shares of the Company's common stock at an initial exercise price of $6.82 which was equal to 135% of the Announcement Date Price. Such warrants are exercisable until January 5, 2003.

    In January 1998, in connection with the Merger Agreement, the Company entered into a Redemption and Consent Agreement with the Series C Investors, in which the Company agreed to exchange the Series C Preferred Stock for a newly created Series D Convertible Preferred Stock containing terms substantially similar to those of the Series C Preferred Stock but with a mechanism by which the fixed conversion price could be adjusted downward in certain circumstances. In addition, the Company's granted warrants to acquire 500,000 shares of the Company's Common Stock to the Series C investors. These warrants had an exercise price of $6.82 but contained a mechanism by which the exercise price could be adjusted downward in certain circumstances. In exchange, the Series C Investors agreed, among other things, to waive their right to convert their Series C or D Preferred Stock into the Company's common stock at a per share price below $6.06 prior to the earliest of the termination of the Merger Agreement or June 1, 1998. The actual exchange of Series C for Series D Preferred Stock took place on April 14, 1998.

    Upon termination of the Merger Agreement on June 1, 1998. The fixed conversion price of the Series D Preferred Stock and the exercise price of the all of the warrants were automatically adjusted to $1.07 per share, 101% of the closing bid price of the Company's common stock at said date. In addition, the standstill provision under the Redemption and Consent Agreement expired. Based on the current fixed common price, the Series D Preferred Stock is convertible into a minimum of 18,637,157 shares of common stock, not including shares issuable upon conversion of any accrued premium.

    Depending on market conditions at the time of conversion, the number of shares issuable could be significantly greater, based upon the then-prevailing trading price of the Company's common stock. The Series D Preferred Stock carries a 6% annual premium payable, at the Company's option in cash or the Company's common stock, at the time of conversion. The premium is being recorded as a deemed dividend from the date of issuance to the date of conversion, solely for the purpose of calculating earnings per share.

                           NATIONAL MEDIA CORPORATION

                                 MARCH 31, 1998

6. CAPITAL TRANSACTIONS (CONTINUED)
    Except under certain circumstances, no holder of the Series D Preferred Stock or the related warrants is entitled to convert or exercise such securities to the extent that the shares to be received by such holder upon such conversion or exercise would cause such holder to beneficially own more than 4.9% of the Company's common stock.

    The Series D Preferred Stock carries no voting power except as otherwise provided by Delaware General Corporation Law. Its liquidation preference is equal to the face amount ($1,000 per share) plus any accrued premiums, and is senior to the Company's common stock and Series A Junior Participating Preferred Stock and junior to the Company's Series B Convertible Preferred Stock.

    SERIES B CONVERTIBLE PREFERRED STOCK

    In October 1994, the Company authorized the issuance of a series of preferred stock designated "Series B Convertible Preferred Stock," par value $.01 per share, consisting of 400,000 shares, of which a total of 255,796 shares were issued, as described below. At March 31, 1998, there were 81,250 shares outstanding.

    Each share of Series B Preferred Stock is valued at $40.00 per share for conversion purposes and is presently convertible at the option of the holder into shares of the Company's common stock at a price of $4.00 per share of the Company's common stock (subject to adjustment). The holders of shares of Series B Preferred Stock shall be entitled to receive dividends declared on the Company's common stock as if the shares of Series B Preferred Stock had been converted into shares of the Company's common stock. Except as to the election of directors, each share of Series B Preferred Stock has voting rights equivalent to the total number of shares of Company's common stock into which the share of the Series B Preferred Stock is convertible. The holders of the Series B Preferred Stock, voting as a class, originally had the right to elect two directors; the holders of the Company's common stock, voting as a class, had the right to elect the remaining directors. The Series B Preferred stockholders' right to elect two directors has since terminated.

    In connection with the sale, in privately negotiated transactions of investment units in fiscal 1995, the Company issued 255,796 warrants, each of which represent the right to purchase twelve (12) shares (subject to adjustment) of the Company's common stock. The warrants are exercisable at a price of $4.80 per share of the Company's common stock, except for those applicable to 3,546 warrants which are exercisable at a price of $5.74 per share of the Company's common stock. At March 31, 1998, 221,000 warrants to acquire 2,652,000 shares of the Company's common stock were outstanding and exercisable, and expire between October 5, 2004 and December 19, 2004.

    At March 31, 1998, there were approximately 20,400,000 shares of the Company's common stock reserved for conversion of preferred stock, for exercise of stock options and warrants, for issuance under the Company's Management Incentive Plan, and for matching contributions under the Company's 401(k) plan. Based on the various conversion/exercise price events described above, this number has increased to approximately 41,750,000 as of June 15, 1998. In addition, based on the stock price of $1.3125 per share at June 15, 1998, only 2,239,413 outstanding options and warrants had an exercise price below the market price of the stock at June 15, 1998.

                           NATIONAL MEDIA CORPORATION

                                 MARCH 31, 1998

6. CAPITAL TRANSACTIONS (CONTINUED)
    PUBLIC OFFERING

    On August 6, 1996, the Company completed a public offering of 2,000,000 shares of its common stock with net proceeds to the Company of approximately $28.9 million. If these shares had been outstanding for the entire years ended March 31, 1997 and 1996 and the DirectAmerica, PRTV, Prestige, Suzanne Paul, and Langston acquisitions had been made at the beginning of these periods, basic and diluted loss per share would have been $1.90 for the year ended March 31, 1997. For the year ended March 31, 1996, basic income per share would have been $.76 and diluted income per share would have been $.57.

                           NATIONAL MEDIA CORPORATION

                                 MARCH 31, 1998

7. STOCK OPTIONS

    The Company has various stock option plans, which are described below. The Company applies the provisions of APB Opinion 25, and related interpretations in accounting for its plans. Accordingly, no compensation has been recognized in the financial statements, except as related to the 750,000 options granted to the Chief Executive Officer and two other senior executive officers discussed below, for the options issued under such plans as the majority of options are granted at an exercise price equal to or related to the market price of the Company's common stock at the date of grant. Had compensation cost for the Company's stock option plans been determined using fair values at the grant dates for awards under those plans as defined by SFAS No. 123, the Company's net
(loss) income and net (loss) income per share would have changed to the pro forma amounts shown below:

                                                                    YEAR ENDED MARCH 31
                                                             ---------------------------------
                                                                1998        1997       1996
                                                             ----------  ----------  ---------

                                                                      (IN THOUSANDS,
                                                                  EXCEPT PER SHARE DATA)
Pro forma net (loss) income................................  $  (62,316) $  (56,323) $  15,929
Pro forma (loss) earnings per share:
Basic......................................................  $    (2.50) $    (2.57) $    1.07
Diluted....................................................  $    (2.50) $    (2.57) $     .70

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

    For purposes of determining the pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for each year presented: dividend yield of 0%; and expected lives of 5 years. Expected volatility of 50.0%, 51.8% and 51.8%, and risk-free interest rates of 6.4%, 6.1% and 6.1% have been used in fiscal 1998, 1997 and 1996 respectively. In accordance with the transition provisions of SFAS No. 123, the pro forma disclosures presented above reflect the statement's application only to option grants and stock awards dated on or after April 1, 1995. Therefore, because option grants and awards generally vest over several years and additional awards are expected to be made in the future, the pro forma results should not be considered to be representative of the effects on reported results for future years.

    Under the above-mentioned stock option plans, as amended, a maximum of 8,065,000 shares of common stock may be issued upon exercise of incentive or nonincentive stock options, special options, or stock appreciation rights granted pursuant to such plans. All employees of the Company, as well as directors, officers, and third parties providing services to the Company are eligible to participate in the stock option plans.

    During fiscal 1997 and 1996, the Company recognized $491,000 and $344,000, respectively, in compensation expense related to the issuance of 30,000 and 25,000 shares of the Company's common stock to non-employee directors under its Director Stock Grant Plan in each year. No such amounts were made in fiscal 1998 as the Director Stock Grant Plan was terminated as of March 31, 1997. The shares were valued at closing price of the Company's common stock on the New York Stock Exchange at the date of grant.

                           NATIONAL MEDIA CORPORATION

                                 MARCH 31, 1998

7. STOCK OPTIONS (CONTINUED)
    In addition, in fiscal 1996 the Company recognized approximately $1.5 million in compensation expense related to the issuance of 93,007 shares of its common stock to officers, directors and other employees in connection with its Management Incentive Plan at a weighted average fair value of $16.50 per share.

    As an inducement to the execution of employment agreements employment agreements with various officers of the Company who entered into employment agreements after August 31, 1991, as well as certain other agreements, the Board of Directors has authorized the grant of options to purchase up to 2,686,750 shares of the Company's common stock at exercise prices equal to at least the market price at the time of grant with the exception of 700,000 options granted to the Company's Chief Executive Officer and 50,000 plan options granted to two other senior executive officers. These 750,000 options contain a provision which provides that, upon the occurrence of certain triggering events (such as a sale or merger of the Company, or significant investment), the executives could realize a reduction of up to an aggregate of approximately $3.0 million in the exercise price of their options. This $3.0 million charge is being amortized from November 13, 1997, the date of the agreement in principal with the CEO, through June 30, 1998. Fiscal 1998 includes $1.9 million in noncash compensation expense in connection with these grants. The ultimate aggregate expense, if any, will be determined based upon whether a triggering event occurs by June 30, 1998, the expiration date for that provision of the agreement, and the market price or sale price of the Company's common stock upon the occurrence of the triggering event. This charge will be reversed in the first quarter of fiscal 1999 as no triggering events have occurred as of the June 30, 1998 expiration date.

    Options granted generally vest over a period ranging from the date of grant up to a maximum of five years. Options may be exercised up to a maximum of 10 years from date of grant. The weighted-average remaining contractual life of all outstanding options at March 31, 1998 is 8 years (9 years for options with an exercise price less than $10.00, and 5 years for options with an exercise price greater than $10.00).

    In fiscal 1997, 1,129,000 stock options originally issued to Company employees at an exercise price of $16.375 were canceled and 564,500 stock options with an exercise price of $8.325 were issued. In fiscal 1998, 716,500 stock options originally issued to Company employees, officers and directors were canceled and 358,250 stock options with exercise prices ranging from $7.00 to $8.325 were issued.

                           NATIONAL MEDIA CORPORATION

                                 MARCH 31, 1998

7. STOCK OPTIONS (CONTINUED)

                                                                      SHARES UNDER    WEIGHTED
                                                                         OPTION        AVERAGE
                                                                      -------------  -----------
Outstanding at April 1, 1995........................................     2,908,096    $    5.06
Granted.............................................................       350,000        12.99
Exercised...........................................................    (1,219,099)        4.22
Expired and canceled................................................      (116,665)        5.82
                                                                      -------------  -----------
Outstanding at March 31, 1996.......................................     1,922,332         6.90
Granted.............................................................     3,921,250        15.18
Exercised...........................................................    (1,215,099)        5.78
Expired and canceled................................................    (1,543,979)       16.40
                                                                      -------------  -----------
Outstanding at March 31, 1997.......................................     3,084,504        13.11
Granted.............................................................     2,686,250         5.29
Exercised...........................................................       (33,333)        4.70
Expired and canceled................................................    (1,265,559)       13.92
                                                                      -------------  -----------
Outstanding at March 31, 1998.......................................     4,471,862    $    8.10
                                                                      -------------  -----------
                                                                      -------------  -----------
Exercisable at March 31, 1998.......................................     2,612,279    $    7.74
                                                                      -------------  -----------
                                                                      -------------  -----------
Non-exercisable at March 31, 1998...................................     1,859,583    $    8.61
                                                                      -------------  -----------
                                                                      -------------  -----------
Exercisable at March 31, 1997                                            1,213,591    $   12.19
                                                                      -------------  -----------
                                                                      -------------  -----------
Nonexercisable at March 31, 1997                                         1,870,913    $   13.70
                                                                      -------------  -----------
                                                                      -------------  -----------
Shares available for future grant at March 31, 1998.................       560,932
                                                                      -------------
                                                                      -------------
Shares available for future grant at March 31, 1997.................     1,068,430
                                                                      -------------
                                                                      -------------

    Of the outstanding options, 3,451,749 have exercise prices ranging from $2.69 to $10.00 with a weighted average price of $5.70, and 1,020,113 have exercise prices ranging from $10.01 to $20.00 with a weighted average price of $16.24. The weighted average fair value of options granted during the years ended March 31, 1998, 1997 and 1996 was $2.58, $7.59 and $7.68, respectively.

                           NATIONAL MEDIA CORPORATION

                                 MARCH 31, 1998

8. EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                    YEAR ENDED MARCH 31
                                                             ---------------------------------
                                                                1998        1997       1996
                                                             ----------  ----------  ---------
Net (loss) income..........................................  $  (56,769) $  (45,691) $  16,579
Deemed dividend on convertible preferred stock.............        (643)     --         --
                                                             ----------  ----------  ---------
Adjusted net (loss) income for basic and diluted earnings
  per share................................................  $  (57,412) $  (45,691) $  16,579
                                                             ----------  ----------  ---------
                                                             ----------  ----------  ---------
Weighted average shares outstanding--basic.................      24,904      21,905     15,411

Effect of dilutive securities:
Convertible preferred stock................................      --          --          2,248
Stock options and warrants.................................      --          --          5,015
                                                             ----------  ----------  ---------
Dilutive potential common shares...........................      --          --          7,263
Adjusted weighted average and assumed
  conversions..............................................      24,904      21,905     22,674
                                                             ----------  ----------  ---------
                                                             ----------  ----------  ---------
  Basic earnings per share.................................  $    (2.31) $    (2.09) $    1.08
                                                             ----------  ----------  ---------
                                                             ----------  ----------  ---------
  Diluted earnings per share...............................  $    (2.31) $    (2.09) $     .73
                                                             ----------  ----------  ---------
                                                             ----------  ----------  ---------

    Convertible preferred stock to purchase 4,112,830 and 950,000 shares of common stock and stock options and warrants to purchase of 11,565,000 and 8,592,000 shares of common stock for the years ended March 31, 1998 and 1997 were not included in the computation of diluted earnings per share because of losses incurred by the Company in those years, therefore, the effect would be antidilutive.

    Diluted earnings per share for the year ended March 31, 1998 does not include 3,400,000 shares of common stock which would be issuable in the event that the Company was unable to repay the ValueVision loan in cash.

    Stock option and warrants to purchase 3,067,000 shares of common stock were outstanding during the year ended March 31, 1996 but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

    As a result of the termination of the Merger Agreement on June 1, 1998 the Series D Preferred Stock, not including shares issuable upon conversion of any accrued premium is convertible into a minimum of 18,637,157 shares of the Company's common stock as compared to 3,300,330 shares at March 31, 1998. In addition, potential shares issuable in connection with repayment of the ValueVision loan increased to approximately 9,400,000.

                           NATIONAL MEDIA CORPORATION

                                 MARCH 31, 1998

9. INCOME TAXES

    The components of income tax expense are as follows (in thousands):

                                                      FEDERAL     STATE     FOREIGN     TOTAL
                                                     ---------  ---------  ---------  ---------
1998
Current............................................  $  --      $  --      $     700  $     700
Deferred...........................................     --         --         --         --
                                                     ---------  ---------  ---------  ---------
Provision for income taxes.........................  $  --      $  --      $     700  $     700
                                                     ---------  ---------  ---------  ---------
                                                     ---------  ---------  ---------  ---------
1997
Current............................................  $  --      $  --      $   1,897  $   1,897
Deferred...........................................      1,201     --         (1,201)    --
                                                     ---------  ---------  ---------  ---------
Provision for income taxes.........................  $   1,201  $  --      $     696  $   1,897
                                                     ---------  ---------  ---------  ---------
                                                     ---------  ---------  ---------  ---------
1996
Current (1)........................................  $   9,722  $   1,174  $   1,258  $  12,154
Deferred...........................................     (4,825)      (761)     1,324     (4,262)
Benefit of net operating loss carryforward.........     (4,367)    --         --         (4,367)
                                                     ---------  ---------  ---------  ---------
Provision for income taxes.........................  $     530  $     413  $   2,582  $   3,525
                                                     ---------  ---------  ---------  ---------
                                                     ---------  ---------  ---------  ---------

------------------------

(1) In 1996, current income taxes payable were reduced by approximately $2,100,000 due to the exercise of employee stock options that are deductible for income tax purposes but do not affect net income.

    Pretax (loss) income was taxed under the following jurisdictions (in thousands):

                                                                1998        1997       1996
                                                             ----------  ----------  ---------
United States..............................................  $  (37,682) $  (44,794) $  15,525
Foreign....................................................     (18,387)      1,000      4,579
                                                             ----------  ----------  ---------
      Total................................................  $  (56,069) $  (43,794) $  20,104
                                                             ----------  ----------  ---------
                                                             ----------  ----------  ---------

                           NATIONAL MEDIA CORPORATION

                                 MARCH 31, 1998

9. INCOME TAXES (CONTINUED)
    Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                               MARCH 31
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
Deferred tax assets:
  Net operating loss carryforwards....................................  $   31,150  $   14,371
  Alternative minimum tax credit carryforward.........................         835         835
  Accrued vacation and severance pay..................................         542         901
  Inventory and accounts receivable reserves..........................       5,240       7,162
  Reserve for legal settlements.......................................       2,043       2,811
Other.................................................................       1,504         701
                                                                        ----------  ----------
      Total deferred tax assets.......................................      41,314      26,781
Valuation allowance...................................................     (38,118)    (23,171)
                                                                        ----------  ----------
Deferred tax assets...................................................       3,196       3,610

Deferred tax liabilities:
  Prepaid media and other costs.......................................         361         769
  Tax over book depreciation..........................................       1,043         240
  Deferred production costs...........................................         703         703
  Deferred sales......................................................       1,089       1,898
                                                                        ----------  ----------
      Total deferred tax liabilities..................................       3,196       3,610
                                                                        ----------  ----------
Net deferred tax asset................................................  $   --      $   --
                                                                        ----------  ----------
                                                                        ----------  ----------

    The increase in the valuation allowance relates to the increase in U.S. and foreign net operating loss carryforwards and other deferred tax assets from March 31, 1997 to March 31, 1998.

    A reconciliation of the Company's provision for income taxes to the provision for income taxes at the U.S. federal statutory rate of 35% is as follows (in thousands):

                                                                     YEAR ENDED MARCH 31
                                                              ---------------------------------
                                                                 1998        1997       1996
                                                              ----------  ----------  ---------
Tax (benefit) expense at statutory rate.....................  $  (19,624) $  (15,328) $   7,036
Tax effect of:
  Net operating loss not benefited..........................      14,394      14,449     --
  Utilization of net operating loss carryforward............      --          --         (4,367)
  Foreign income taxes in excess of
  U.S. Federal statutory rate...............................         700          97        980
  State and local income taxes..............................      --          --            268
  Nondeductible items, principally goodwill.................       5,230       2,679        301
  Other.....................................................      --          --           (693)
                                                              ----------  ----------  ---------
Income tax expense..........................................  $      700  $    1,897  $   3,525
                                                              ----------  ----------  ---------
                                                              ----------  ----------  ---------

                           NATIONAL MEDIA CORPORATION

                                 MARCH 31, 1998

9. INCOME TAXES (CONTINUED)
    At March 31, 1998, the Company has the following loss and credit carryforwards for tax purposes (in thousands):

                                                                       AMOUNT     EXPIRATION
                                                                      ---------  -------------
U.S. net operating loss.............................................  $  62,700      2009-2018
Foreign net operating loss..........................................     19,703      Unlimited
Alternative minimum tax credit......................................        835      Unlimited

    A portion of the U.S. net operating loss carryforward is related to the exercise of employee stock options. If that portion of the loss carryforward related to the exercise of stock options is realized, the resulting tax benefit will be recorded directly to shareholders' equity. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to the entire U.S. net operating loss carryforward, because utilization of net operating loss carryforwards cannot be reasonably assumed.

    Due to certain collateral requirements in the Company's credit facilities (as discussed in Note 5), the majority of earnings from its foreign subsidiaries have been deemed distributed for tax purposes. All appropriate U.S. federal and state income taxes have been provided thereon. Foreign withholding taxes on actual distributions of these earnings would be immaterial.

10. SEVERANCE TO FORMER EXECUTIVE OFFICERS

    In fiscal 1997, the Company recorded severance expense related to the discontinuance of employment of five executive officers. Total severance charges related to these officers were $2,500,000 and included salary, insurance and other benefits.

11. COMMITMENTS AND CONTINGENCIES

    The Company rents warehouses, retail stores and office space under various operating leases which expire through December 2013 including leases with related parties as described in Note 13. Future minimum lease payments (exclusive of real estate taxes and other operating expenditures) as of March 31, 1998 under noncancelable operating leases with initial or remaining terms of one year or more are as follows for the years ended March 31 (in thousands):

1999...............................................  $   5,163
2000...............................................      4,095
2001...............................................      2,991
2002...............................................      2,204
2003...............................................      2,231
Thereafter.........................................     16,813
                                                     ---------
                                                     $  33,497
                                                     ---------
                                                     ---------

    Rent expense under various operating leases aggregated $4,833,000, $4,233,000 and $2,335,000 in 1998, 1997 and 1996, respectively. Subleased building space rental income aggregated $136,800, $106,300 and $85,300 for 1998, 1997 and 1996, respectively.

    During fiscal year 1998, the Company expended $91,904,000 on media purchases, a portion of which were made under long-term agreements. The largest domestic agreement runs through December 1998

                           NATIONAL MEDIA CORPORATION

                                 MARCH 31, 1998

11. COMMITMENTS AND CONTINGENCIES (CONTINUED) and requires a fixed monthly payment of approximately $1.8 million per month. In addition, the Company has long-term agreements with certain Pan-European satellite channels to purchase a specific number of television hours per week at a minimum guaranteed amount. These contracts expire at various dates over the next 3 years. In addition, the Company has a contract to lease a transponder which continues through the year 2010. Total commitments under these media contracts are; $27,122,000 in 1999; $4,843,000 in 2000; $4,456,000 in 2001, 2002
and 2003; and $26,609,000 thereafter.

12. LITIGATION AND REGULATORY MATTERS

    NATIONAL MEDIA LITIGATION

    SHAREHOLDERS' FEDERAL CLASS ACTIONS

    In fiscal year 1996, the Company settled a class action involving allegations concerning disclosure by the Company of its ongoing relationship with PRTV, then an independent infomercial producer, and Ronic, S.A., a supplier of the Company. The settlement resulted in cash payments by the Company's insurer of $2,175,000 and the issuance of 106,000 shares of the Company's common stock valued at the closing price on the New York Stock Exchange on the date of settlement, to the class. The Company recorded a charge in fiscal year 1995 of $725,000 in connection with this matter.

    TERMINATED 1994 TENDER OFFER AND MERGER AGREEMENT WITH VALUEVISION
     INTERNATIONAL, INC.

    In April 1994, the Company filed suit in federal court against ValueVision alleging that ValueVision had wrongfully terminated its amended tender offer. In May 1994, ValueVision answered the Company's complaint and set forth various counterclaims. In April 1995, the parties to this litigation entered into a settlement agreement. In connection with the settlement agreement, the Company and ValueVision executed a Telemarketing, Production and Post-Production Agreement (the "Telemarketing Agreement") and a Joint Venture Agreement. The Telemarketing Agreement obligated ValueVision to provide to the Company over a three-year period in-bound telephone call-taking services at rates more favorable than those currently being paid by the Company. The Telemarketing Agreement also obligated ValueVision to provide to the Company certain production and post-production services.

    As additional consideration for the services to be provided by ValueVision under the Telemarketing Agreement, the Company granted to ValueVision ten (10) year warrants (the "Warrants") to purchase up to 500,000 shares of the Company's common stock at a price of $8.865 per share (subject to adjustment pursuant to the antidilution provision of the Warrants). This price was based on a premium over the average 20-day market value prior to the date of settlement. The Warrants were scheduled to vest with respect to an equal number of shares on each of the thirteen-month, 2-year and 3-year anniversaries of the effective date (November 24, 1995), provided that ValueVision satisfied certain conditions. The Warrants will expire on the tenth anniversary of the effective date. During fiscal year 1997, the parties entered into an amendment to the Telemarketing Agreement pursuant to which ValueVision was no longer obligated to provide in-bound Telemarketing Services and is required to pay $1.3 million for the Warrants. As of March 31, 1998, the Company had received $800,000 in payments for 333,333 vested warrants. The remaining warrants will vest upon payment of the final installment due November 28, 1998.

    As part of the settlement, the Company and ValueVision also entered into a Joint Venture Agreement. Pursuant to the Joint Venture Agreement, the Company is required, subject to certain exceptions, to negotiate in good faith with ValueVision to form a joint venture to pursue home shopping opportunities

                           NATIONAL MEDIA CORPORATION

                                 MARCH 31, 1998

12. LITIGATION AND REGULATORY MATTERS (CONTINUED) outside the United States and Canada before pursuing such opportunities by itself or with certain third parties. ValueVision granted the Company similar rights with respect to infomercial opportunities ValueVision may have outside of the United States and Canada.

    In connection with the matters discussed above, the Company (1) reimbursed its former Chairman $50,000 for certain legal costs, (2) paid approximately $300,000 due to the former Chairman under the Consulting Agreement, and (3) paid $220,000 in connection with the exercise of the Company's early termination option for its then-principal offices which were located in a building owned by a company controlled by the former Chairman.

    The issuance of the Warrants to ValueVision required the prior consent of the holders of the promissory notes issued pursuant to a Note Agreement for a $5,000,000 five-year secured loan. As an inducement to the noteholders to permit the issuance of the Warrants, the Company issued to the noteholders warrants (the "Waiver Warrants") to purchase 500,000 shares of the Company's common stock at a price of $10.00 per share. These warrants expired unexercised on November 28, 1997.

    AB ROLLER PLUS PATENT LITIGATION

    On March 1, 1996, Precise Exercise Equipment ("Precise") filed suit in the United States District Court for the Central District of California against certain parties, including the Company, alleging patent infringement, unfair competition, and other intellectual property claims. Such claims relate to an alleged infringement of Precise's initial US patent for an exercise device. The suit claimed that a product marketed by the Company, the Ab Roller Plus, pursuant to a license granted by a third party violated Precise's initial US patent. On July 16, 1997, the Company and certain of the other defendants to the action entered into a settlement agreement with the plantiffs. The Company recorded a charge of approximately $6.0 million in the fourth quarter of the fiscal year ended March 31, 1997 in connection with this matter.

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

    WWOR LITIGATION

    In March 1997, WWOR-TV filed a breach of contract action in the United States District Court for New Jersey against one of the Company's operating subsidiaries alleging that the subsidiary wrongfully terminated a contract for the purchase of media time, seeking in excess of $1,000,000 in compensatory damages. The Company is contesting the action.

    While at this stage it is not possible to predict the outcome of this matter, the Company believes that any resolution of this matter will not have a material adverse effect on the Company's results of operations.

                           NATIONAL MEDIA CORPORATION

                                 MARCH 31, 1998

12. LITIGATION AND REGULATORY MATTERS (CONTINUED)
    PRTV LITIGATION

    PRTV SHAREHOLDERS' CALIFORNIA CLASS ACTION

    On May 1, 1995, prior to the acquisition of PRTV by the Company, a purported class action suit was filed in the United States District Court for the Central District of California against PRTV and its principal executive officers. The suit sought unspecified compensatory damages and other equitable relief. The Company settled this action in fiscal 1997 which settlement provided for the payment of $550,000 to the class, 66% of which was paid by PRTV's insurance carrier. The Company recorded a charge of $187,000 during fiscal year 1997. Such settlement has received court approval.

    EDMARK INDUSTRIES LITIGATION

    In February 1996, prior to the acquisition of PRTV by the Company, Edmark Industries ("Edmark"), a supplier of the SUPER SLICER kitchen product, filed suit in the U.S. District Court for the Southern District of Texas against PRTV and the retail distributor of the product. The action was settled in April 1997 upon the payment by the Company, on behalf of PRTV, of $200,000, a $200,000 note payable on June 30, 1997, the issuance of a note requiring the payment of $50,000 per month for 24 months beginning July 31, 1997, with interest at 8%, and certain other nonmaterial matters. The Company recorded a charge of $2,656,000 during the fourth quarter of fiscal year 1997 in connection with this matter.

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

    SUNTIGER LITIGATION

    In late March 1997, Suntiger, Inc. ("Suntiger"), a distributor of sunglasses, filed suit against PRTV and certain other parties alleging patent infringement. The Company has reached a settlement with the plaintiffs involving a going-forward business relationship which management believes will not have a material adverse impact upon the Company's financial condition or results of operations.

    PARKIN LITIGATION

    In October 1997, John Parkin, an on-air personality appearing in certain of the Company's infomercials, brought an action for injunctive relief and unspecified damages in the United States District Court for the Eastern District of Pennsylvania. The action was settled in March 1998 upon the Company agreeing to pay Parkin $820,000 over a period extending to April 1, 2001 and Mr. Parkin granting the Company, among other things, the rights to air existing informercials on a worldwide basis through March 2002. The Company recorded a charge in fiscal 1998 in connection with this matter.

    REGULATORY MATTERS

    In June 1996, the Company received a request from the FTC for additional information regarding certain of the Company's infomercials in order to determine whether the Company was operating in

                           NATIONAL MEDIA CORPORATION

                                 MARCH 31, 1998

12. LITIGATION AND REGULATORY MATTERS (CONTINUED) compliance with previously issued consent orders. The FTC later advised the Company that it believed the Company had violated one of the consent orders by allegedly failing to substantiate certain claims made in one of its infomercials which it no longer airs in the United States. The Company, which is now indemnified against damages sustained as a result of any action taken by the FTC in connection with such infomercial, has provided information to the FTC to demonstrate substantiation. If the Company's substantiation is deemed to be insufficient by the FTC, the FTC has a variety of enforcement mechanisms available to it, including, but not limited to, monetary penalties. While no assurances can be given, especially given the applicable indemnification, the Company does not believe that any remedies to which it may become subject will have a material adverse effect on the Company's results of operations or financial condition. The FTC recently notified the Company that it had concerns about claims being made in one of the Company's current infomercials and also raised questions concerning certain aspects of the Company's pricing practices. The Company is responding to the FTC's inquiries.

    In addition, in Spring 1997, in accordance with applicable regulation, the Company notified the CPSC of breakages which were occurring in its Fitness Strider product. The Company also notified the CPSC of its replacement of certain parts of the product with upgraded components. The CPSC reviewed the Company's testing results in order to assess the adequacy of the Company's upgraded components. The CPSC also undertook its own testing of the product and, in November 1997, informed the Company that the CPSC compliance staff had made a preliminary determination that the Fitness Strider product and upgraded component present a substantial product hazard, as defined under applicable law. The Company and the CPSC staff are discussing voluntary action to address the CPSC's concerns including replacement of the affected components. At present, management of the Company does not anticipate that any action agreed upon, or action required by the CPSC, will have any material adverse impact on the Company's financial condition or results of operations. The Company has also been contacted by Australian consumer protection regulatory authorities regarding the safety and fitness of the Fitness Strider product and an exercise rider product marketed only in Australia and New Zealand. At this point, management cannot predict whether the outcome of these matters regarding the Fitness Strider will have a material adverse impact upon the Company's financial condition or results of operations.

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

13. RETIREMENT PLAN

    All of the Company's U.S. full-time employees may participate in a 401(k) defined contribution plan. The Company matches employee contributions at levels that depend on the return on equity of the Company each year. The Company recognized $13,000, $22,000, and $110,000 for the years ended March 31, 1998, 1997 and 1996, respectively, in connection with this plan.

                           NATIONAL MEDIA CORPORATION

                                 MARCH 31, 1998

14. RELATED PARTY TRANSACTIONS

    The Company previously leased office space in a building owned by the Company's former Chairman of the Board and Chief Executive Officer. The Company terminated the lease, effective October 31, 1996 and paid a lump sum of $376,000 in fiscal 1997.

    The Company also leases an office building and retail store in New Zealand owned by an officer of the Company which expires on March 31, 2006. Rental expense is $17,300 per month.

    Included in accounts receivable is approximately $478,000 in notes receivable and advances to certain officers of the Company. The notes including accrued interest are due from two officers of the Company and range in amount from $172,000 to $39,000. The notes bear interest at a rate of 8% with payment terms ranging from due on demand to December 1998. In March 1998 the Company entered into an employment agreement with its new president which included the forgiveness of a loan, including accrued interest, in an amount of $190,000 and the issuance of a $545,000 loan. The new loan was funded in April 1998, bears interest at prime plus 1 1/2% and is repayable on May 30, 2000.

    The Company also entered into transactions with companies affiliated with various board members and current and former executives for services including printing, consulting, show production and professional services. During the years ended March 31, 1998, 1997 and 1996, the total amount paid to these companies for such services was approximately $501,000, $1,187,000 and $336,000, respectively. In addition, a company affiliated with the Chief Executive Officer subleased a portion of the Company's production facility for part of the year ending March 31, 1998 for approximately $24,000.

    In accordance with provisions of the Company's stock option plan, in fiscal 1997, an officer of the Company delivered 25,220 shares of the Company's common stock with a fair market value of $473,000 to the Company in satisfaction of an outstanding note receivable in said amount.

                           NATIONAL MEDIA CORPORATION

                                 MARCH 31, 1998

15. SEGMENT AND GEOGRAPHIC INFORMATION

    The Company operates in one industry segment and is engaged in the direct marketing of products principally through television. Information as to the Company's operations by geographic area, is set forth below (in thousands):

                                                              1998        1997        1996
                                                           ----------  ----------  ----------
Revenues from unaffiliated customers:
  U.S. and Canada........................................  $  125,725  $  188,524  $  141,642
  Europe.................................................      66,423      58,977      56,406
  Asia...................................................      42,389      71,017      94,559
  South Pacific..........................................      43,937      39,661      --
                                                           ----------  ----------  ----------
      Total..............................................  $  278,474  $  358,179  $  292,607
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Operating (loss) income:
  U.S. and Canada........................................  $  (24,644) $  (33,446) $    4,080
  Europe.................................................     (10,916)     (7,661)      5,384
  Asia...................................................      (5,436)      5,668      15,728
  South Pacific..........................................      (3,337)      5,995      --
  Unallocated corporate expenses.........................      (8,279)    (12,808)     (4,073)
                                                           ----------  ----------  ----------
      Total..............................................  $  (52,612) $  (42,252) $   21,119
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Identifiable assets:
  U.S. and Canada........................................  $   76,373  $   83,185  $   73,051
  Europe.................................................      20,448      25,925      19,106
  Asia...................................................      14,007      16,956      24,391
  South Pacific..........................................      32,263      39,566      --
                                                           ----------  ----------  ----------
      Total..............................................  $  143,091  $  165,632  $  116,548
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

    Operating income is net income before interest and income taxes. Fiscal 1998 U.S and Canada operating loss includes a $14,546,000 write-off of PRTV goodwill.

16. SUBSEQUENT EVENTS

    On January 5, 1998, the Company entered into an Agreement and Plan of Reorganization and Merger (the "Merger Agreement"), by and among the Company, ValueVision and Quantum Direct Corporation, formerly known as V-L Holdings Corp. ("Quantum Direct") a newly formed Delaware corporation. On April 8, 1998, it was announced that ValueVision had received preliminary notification from holders of more than 5% of ValueVision's common stock that they intended to exercise their dissenter's rights with respect to the proposed transaction. On June 2, 1998, the Company announced that the Company and ValueVision had mutually terminated their agreement after not having been able to reach agreement on a restructured transaction. As a result of the termination of the merger, the Company will record a charge to writeoff in excess of $600,000 of merger related costs in the first quarter of fiscal 1999.

    In addition, in June 1998 the Company and Mitsui and Co., Ltd., the Company's Asian partner, each notified the other that the existing agreement regarding their operations in Japan will terminate pursuant to its terms on January 1, 1999. The Company and Mitsui are involved in negotiations to restructure their relationships in Japan and throughout Asia in order to address changes in that market and other circumstances which have arisen.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NATIONAL MEDIA CORPORATION

Date: July 1, 1998              By:            /s/ ROBERT N. VERRATTI
                                     -----------------------------------------
                                                 Robert N. Verratti
                                              CHIEF EXECUTIVE OFFICER
                                           (PRINCIPAL EXECUTIVE OFFICER)
                                                    AND DIRECTOR

Date: July 1, 1998              By:              /s/ JOHN SULLIVAN
                                     -----------------------------------------
                                                   John Sullivan
                                     SENIOR VICE PRESIDENT AND CHIEF FINANCIAL
                                                      OFFICER
                                        (PRINCIPAL ACCOUNTING AND FINANCIAL
                                                      OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates so indicated.

                                Chief Executive Officer
    /s/ ROBERT N. VERRATTI        (Principal
------------------------------    Executive Officer) and       July 1, 1998
      Robert N. Verratti          Director

 /s/ CONSTANTINOS I. COSTALAS
------------------------------  Vice Chairman of the Board     July 1, 1998
   Constantinos I. Costalas       and Director

     /s/ ALBERT R. DOWDEN
------------------------------  Director                       July 1, 1998
       Albert R. Dowden

------------------------------  Director                       July 1, 1998
       Michael J. Emmi

   /s/ WILLIAM M. GOLDSTEIN
------------------------------  Director                       July 1, 1998
     William M. Goldstein

   /s/ FREDERICK S. HAMMER
------------------------------  Chairman of the Board and      July 1, 1998
     Frederick S. Hammer          Director

   /s/ ROBERT E. KEITH, JR.
------------------------------  Director                       July 1, 1998
     Robert E. Keith, Jr.

      /s/ JOHN W. KIRBY
------------------------------  President and Director         July 1, 1998
        John W. Kirby

      /s/ IRA M. LUBERT
------------------------------  Director                       July 1, 1998
        Ira M. Lubert

     /s/ WARREN V. MUSSER
------------------------------  Director                       July 1, 1998
       Warren V. Musser

    /s/ JON W. YOSKIN, II
------------------------------  Director                       July 1, 1998
      Jon W. Yoskin, II

                                  SCHEDULE II

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                             (DOLLARS IN THOUSANDS)

                                                                  ADDITIONS
                                               BALANCE    --------------------------
                                                 AT       CHARGED TO    CHARGED TO
                                              BEGINNING    COSTS AND       OTHER                   BALANCE AT END
DESCRIPTION                                   OF PERIOD    EXPENSES      ACCOUNTS     DEDUCTIONS     OF PERIOD
-------------------------------------------  -----------  -----------  -------------  -----------  --------------
YEAR ENDED MARCH 31, 1998:
Allowance for doubtful accounts............   $   6,907    $   2,203    $   --        $     3,670(1)   $    5,440
                                             -----------  -----------  -------------  -----------       -------
                                             -----------  -----------  -------------  -----------       -------
Reserve for refunds........................   $   4,771    $  51,861    $   --        $    48,762(2)   $    7,870
                                             -----------  -----------  -------------  -----------       -------
                                             -----------  -----------  -------------  -----------       -------
Inventory reserve..........................   $  11,739    $   6,535    $   --        $    11,755(3)   $    6,519
                                             -----------  -----------  -------------  -----------       -------
                                             -----------  -----------  -------------  -----------       -------
YEAR ENDED MARCH 31, 1997
Allowance for doubtful accounts............   $   2,127    $   5,698    $     1,877(4) $     2,795(1)   $    6,907
                                             -----------  -----------  -------------  -----------       -------
                                             -----------  -----------  -------------  -----------       -------
Reserve for refunds........................   $   5,089    $  41,309    $   --        $    41,627(2)   $    4,771
                                             -----------  -----------  -------------  -----------       -------
                                             -----------  -----------  -------------  -----------       -------
Inventory reserve..........................   $   1,558    $   8,743    $     1,828(4) $       390(3)   $   11,739
                                             -----------  -----------  -------------  -----------       -------
                                             -----------  -----------  -------------  -----------       -------
YEAR ENDED MARCH 31, 1996:
Allowance for doubtful accounts............   $   1,954    $   1,194    $   --        $     1,021(1)   $    2,127
                                             -----------  -----------  -------------  -----------       -------
                                             -----------  -----------  -------------  -----------       -------
Reserve for refunds........................   $   3,371    $  29,705    $   --        $    27,987(2)   $    5,089
                                             -----------  -----------  -------------  -----------       -------
                                             -----------  -----------  -------------  -----------       -------
Inventory reserve..........................   $   1,126    $     674    $   --        $       242(3)   $    1,558
                                             -----------  -----------  -------------  -----------       -------
                                             -----------  -----------  -------------  -----------       -------

------------------------

(1) Uncollectible accounts written off, net of recoveries.

(2) Refunds on products sold.

(3) Obsolete inventory written off.

(4) Acquired through acquisitions.

                                 EXHIBIT INDEX

 EXHIBIT NO.
-------------
       4.9     Amendment No. 6 to Rights Agreement, dated as of January 5, 1998
      10.51    Employment Agreement, dated as of March 20, 1998, between the Company and John W. Kirby.
      10.52    Loan Agreement, dated as of March 31, 1998, by and between the Company and John W. Kirby.
      10.53    Non-Incentive Stock Option Agreement, dated as of January 28, 1998, by and between the Company and
               John W. Kirby.
      10.54    Lease, dated November 26, 1996, by and between Encino Terrace Center and Positive Response
               Television, Inc. and DirectAmerica Corporation.
      11.1     Statement Re: Computation of Per Share Earnings
      21.1     Subsidiaries of the Company
      23.1     Consent of Independent Auditors
      27.1     Financial Data Schedule