Form 10-K405/A
period 1998-03-31
NATIONAL MEDIA CORP
filed 1998-07-29
CIK 70412

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

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

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of July 15, 1998 was approximately $58,919,420.

    There were approximately 25,453,752 issued and outstanding shares of the Registrant's common stock, par value $.01 per share, at July 15, 1998. In addition, there were 887,229 shares of treasury stock as of such date.

                      DOCUMENTS INCORPORATED BY REFERENCE

    None.

    The Registrant hereby amends Part III of its Annual Report on Form 10-K for the year ended March 31, 1998 (the "Annual Report") as set forth in the pages attached hereto. Capitalized terms used herein and not otherwise defined have the meanings ascribed to such terms in the Annual Report.

* Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers and directors of the Registrant, without conceding that all such persons are "affiliates" of the Registrant for purposes of the federal securities laws, but including the shares beneficially owned by others to be listed in the "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" tables required to be included in Registrant's proxy statement. Based upon a market value per share of $2.375, which was the closing price of the Company's Common Stock on the New York Stock Exchange on July 15, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           NATIONAL MEDIA CORPORATION
                                  FORM 10-K/A
                               TABLE OF CONTENTS

                                    PART III

                                                                                                               PAGE
                                                                                                            -----------

            RECENT DEVELOPMENTS...........................................................................           3

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................................           3

Item 11.    EXECUTIVE COMPENSATION........................................................................           6

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT....................................................................................          11

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................          13

                              RECENT DEVELOPMENTS

    On July 15, 1998, National Media Corporation (the "Company") executed a letter of intent (the "Letter of Intent") pursuant to which an investor group (the "Investor Group") is to acquire a substantial equity interest in and operational control of the Company through an investment of a minimum of $30,000,000 (the "Transaction").

    In connection with the Transaction, the Company and the Investor Group have entered into separate letter agreements with the holders of the Company's Series D Preferred Stock (the "Series D Agreement") and First Union National Bank (the "First Union Agreement"). In addition, the Investor Group also entered into a letter agreement with ValueVision International, Inc. (the "ValueVision Agreement").

    On July 20, 1998, the Company filed a Current Report on Form 8-K, which included as exhibits the Letter of Intent, the Series D Agreement, the First Union Agreement and the ValueVision Agreement. Interested persons are advised to refer to the Company's Current Report on Form 8-K for information regarding the Transaction.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    As of the date hereof, the directors and executive officers of the Company are:

NAME                                             AGE      POSITION
-------------------------------------------      ---      -------------------------------------------
Constantinos I. Costalas...................          62   Vice Chairman of the Board of Directors,
                                                            Director
Albert R. Dowden...........................          57   Director
Michael J. Emmi............................          56   Director
William M. Goldstein, Esq..................          62   Director
Frederick S. Hammer........................          62   Chairman of the Board of Directors,
                                                            Director
Robert E. Keith, Jr........................          56   Director
John W. Kirby..............................          38   President of the Company and Chairman and
                                                            Chief Executive Officer of Quantum
                                                            Television
Ira M. Lubert..............................          48   Director
Warren V. Musser...........................          71   Director
Brian J. Sisko, Esq........................          37   Senior Vice President, Chief Administrative
                                                            Officer, Secretary and General Counsel
John J. Sullivan...........................          51   Senior Vice President and Chief Financial
                                                            Officer
Robert N. Verratti.........................          55   Chief Executive Officer and Director
Jon W. Yoskin II...........................          57   Director

    Mr. Costalas has been Vice Chairman of the Company since September 1994, Chief Operating Officer since early 1997 and was Senior Financial Officer from April 1995 until May 1996. He served as Chairman of the Board, President and Chief Executive Officer of Glendale Bancorporation and as Chairman of the Board, President and Chief Executive Officer of Glendale National Bank of New Jersey until February 1994. Such positions were held since 1985 and 1976, respectively. Mr. Costalas has served as a Director of the Company since May 1993.

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

    Mr. Goldstein is Chairman of the Tax Department of the law firm of Drinker Biddle & Reath LLP in Philadelphia, Pennsylvania, where he has practiced since 1982. Mr. Goldstein specializes in federal taxation, securities law and general corporate law. He previously held the position of Deputy Assistant Secretary for Tax Policy with the United States Department of Treasury. Mr. Goldstein has served as a Director of the Company since April 1996.

    Mr. Hammer has served as Chairman of the Board of Directors of the Company since February 1997. He has been a partner of Inter-Atlantic Securities Corporation, an investment banking firm focused primarily on the financial services industry, since December 1994. From February 1993 to June 1994, Mr. Hammer was Chairman of Mutual of America Capital Management Corporation. From 1989 until 1993, Mr. Hammer was President of the SEI Asset Management Group in Wayne, Pennsylvania. From 1989 until 1991, Mr. Hammer was Mazur Fellow at the Wharton School of the University of Pennsylvania. Mr. Hammer presently serves on the Board of Directors of IKON Office Solutions, Tri-Arc Financial Services, Inc., Medallion Financial Corporation, Annuity Life Re (Holdings), Ltd. and Provident American Corporation. Mr. Hammer has served as a Director of the Company since October 1994.

    Mr. Keith serves as Chief Executive Officer of Technology Leaders I Management, Technology Leaders II Management and Radnor Venture Partners, venture capital funds affiliated with Safeguard Scientifics, Inc. ("Safeguard"). Prior to his affiliation with Safeguard in 1989, Mr. Keith held executive positions with Fidelity Bank for over twenty years, most recently as vice chairman. Mr. Keith is also a Director of Cambridge Technology Partners, Gandalf Technologies, Inc. and Wave Technologies International, Inc. Mr. Keith has served as a Director of the Company since November 1996.

    Mr. Kirby has served as President of the Company since March 1998 and as Chairman, Chief Executive Officer and President of Quantum Television (formerly d/b/a DirectAmerica) since the Company's acquisition of DirectAmerica in October 1995. Mr. Kirby also served as Executive Vice President of the Company from October 1995 until March 1998. Mr. Kirby previously served as Chairman of the Board, Chief Executive Officer and President of California Productions Group, Inc. ("CAPG") from January 1991 until the Company's acquisition of CAPG in October 1995. Mr. Kirby has served as a Director of the Company since March 1998.

    Mr. Lubert has been a principal in various entities which serve as the general partners of real estate investment funds since April 1998. From November 1986 to April 1998, Mr. Lubert served as Managing Director of Radnor Venture Management Company and of Technology Leaders Management, Inc., both of which are venture capital management companies. Mr. Lubert is a Director of CompuCom Systems, Inc., ScoreBoard, Inc. and Sanchez Computer Associates. Mr. Lubert has served as Director of the Company since December 1994.

    Mr. Musser has served as Chairman of the Board of Directors and Chief Executive Officer of Safeguard, since 1992. Mr. Musser is also a Director of Sanchez Computer Associates and CompuCom Systems, Inc. Mr. Musser has served as a Director of the Company since January 1997.

    Mr. Sisko presently serves as a Senior Vice President, Chief Administrative Officer, Secretary and General Counsel of the Company. From January 1996 to January 1997, Mr. Sisko was Vice President/ Global Corporate Development of the Company. Prior to joining the Company, Mr. Sisko was a partner with Klehr, Harrison, Harvey, Branzburg & Ellers LLP, Philadelphia, Pennsylvania, outside legal counsel to the Company.

    Mr. Sullivan has served as Senior Vice President and Chief Financial Officer of the Company since January 1998. From April 1995 until January 1998, Mr. Sullivan served as Senior Vice President-Administration. From September 1991 until April 1995, Mr. Sullivan served as Chief Financial Officer of the Company. Mr. Sullivan serves as a Director of the Franklin Mint Credit Union.

    Mr. Verratti has served as Chief Executive Officer of the Company since May 1997. From May 1997 until March 1998, Mr. Verratti served as President and Chief Executive Officer of the Company. From October 1997 to the present, Mr. Verratti has served as Chairman of the Board of Pacific Title/Mirage, an optical and digital special effects company. From January 1997 to May 1997, he served as Special Adviser for Acquisitions to the Chairman and Chief Executive Officer of Safeguard. Prior to joining Safeguard, from December 1988 to June 1990, Mr. Verratti served as Chief Executive Officer of Total Care Systems, a congregate care management company. Mr. Verratti is also President of Charlestown Investments, Ltd., an investment company. Mr. Verratti also serves on the Board of Directors of CRW Financial. Mr. Verratti has served as a Director of the Company since May 1997.

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

    Based solely on the Company's review of the copies of such forms received by it, the Company believes that, during the fiscal year ended March 31, 1998, all filing requirements applicable to its officers, Directors and greater than ten-percent owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

    The following Summary Compensation Table sets forth the cash compensation and certain other components of the compensation received by (i) Robert N. Verratti, Chief Executive Officer of the Company, (ii) Mark P. Hershhorn, former President and Chief Executive Officer of the Company, and (iii) the other four most highly compensated executive officers of the Company during the fiscal year ended March 31, 1998 for each of the fiscal years ended March 31, 1996, 1997 and 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                      LONG-TERM
                                  ANNUAL COMPENSATION                               COMPENSATION
                      --------------------------------------------   -------------------------------------------
                                                        OTHER         RESTRICTED    SECURITIES         ALL
      NAME AND        FISCAL                           ANNUAL           STOCK       UNDERLYING        OTHER
 PRINCIPAL POSITION    YEAR     SALARY   BONUS(1)  COMPENSATION(2)    AWARDS(3)      OPTIONS     COMPENSATION(4)
--------------------  ------   --------  --------  ---------------   ------------   ----------   ---------------

Robert N.              1998    $247,860        0       $9,000                 0      700,000       $        0
  Verratti(5).......
Chief Executive
  Officer

Mark P.                1998    $550,000        0       $2,400                 0            0       $      475
  Hershhorn(6)......   1997    $542,022        0       $9,600                 0      250,000(7)    $1,224,453
Former President and   1996    $439,964  $195,464      $9,600          $195,476            0       $   11,642
Chief Executive
  Officer

Constantinos I.        1998    $325,000        0       $7,200                 0      195,000       $   39,988
  Costalas..........   1997    $318,078        0       $7,200                 0      250,000(8)    $    8,730
Vice Chairman of the   1996    $212,500  $159,198      $7,200          $159,209      140,000(8)    $    8,730
  Board
and Chief Operating
  Officer

John W. Kirby(9)....   1998    $312,500  $37,500       $9,600                 0      300,000       $    7,840
President of the       1997    $300,000        0       $7,200                 0       30,000(10)   $   32,255
  Company and          1996    $133,957  $42,972       $4,288          $ 42,966            0       $      996
Chairman and Chief
  Executive
Officer of Quantum
  Television

John J. Sullivan....   1998    $210,000        0       $8,400                 0       40,000       $    2,415
Senior Vice            1997    $200,348        0       $8,400                 0       25,000(10)   $    2,330
  President            1996    $190,017  $119,489      $8,400          $ 13,283            0       $    8,184
and Chief Financial
  Officer

Frederick S.           1998    $198,800        0       $9,000                 0      200,000(12)   $    5,190
  Hammer(11)........   1997    $ 18,205        0            0                 0      100,000       $        0
Chairman of the
  Board
of Directors

------------------------

(1) Bonuses (which include cash payments and awards of Common Stock as set forth under Restricted Stock Awards) have been included in the year earned, portions of which were actually paid in the following fiscal year.

(2) Automobile allowance.

(3) Consists of awards made pursuant to the Company's Management Incentive Plan for the 1996 fiscal year. Such officers received the following number of shares of Common Stock which have been valued based upon a closing price of $16.50 per share on March 29, 1996, the date of grant. Mr. Hershhorn, 11,846 shares; Mr. Costalas, 9,649 shares, Mr. Kirby, 2,604 shares; and Mr. Sullivan, 805 shares.

(4) Amounts for fiscal 1998 consist of: (i) payment to Mr. Costalas for unused vacation, $31,258; (ii) the Company's contributions under a 401(k) plan for Mr. Hershhorn, $475; and Mr. Sullivan, $475; and (iii) the Company's payment of supplemental life insurance premiums on behalf of each of Mr. Costalas, $8,730; Mr. Kirby, $7,840; Mr. Sullivan, $1,940; and Mr. Hammer, $5,190.
    Amounts for fiscal 1997 consist of: (i) severance payments made or accrued for Mr. Hershhorn, $1,219,453: (ii) the Company's contributions under a 401(k) plan for Mr. Hershhorn, $502; and Mr. Sullivan, $500; and (iii) the Company's payment of supplemental life insurance premiums on behalf of Mr. Hershhorn, $4,884; Mr. Costalas, $8,730; Mr. Kirby, $5,530; and Mr. Sullivan $1,830; (iv) the Company's payment of moving expenses on behalf of Mr.
    Kirby: $25,000; and (v) the Company's payment to Mr. Kirby for use of Mr. Kirby's automobile: $1,725. Amounts for fiscal 1996 consist of: (i) the Company's contributions under a 401(k) plan for Mr. Hershhorn, $6,672; and Mr. Sullivan, $6,454; and (ii) the Company's payment of supplemental life insurance premiums on behalf of each of Mr. Hershhorn, $4,970; Mr. Costalas, $8,730; and Mr. Sullivan, $1,730 and (iii) the Company's payment to Mr. Kirby for use of Mr. Kirby's automobile: $996.

(5) Mr. Verratti joined the Company in May 1997.

(6) Mr. Hershhorn resigned from the Company in April 1997. Payments made to Mr. Hershhorn in fiscal 1998 reflect amounts accrued in fiscal 1997.

(7) Such options lapsed in connection with Mr. Hershhorn's resignation from the Company.

(8) In connection with the execution of an amendment to Mr. Costalas' employment agreement in April 1997, such options were subsequently cancelled and replaced by options to purchase 195,000 shares of Common Stock.

(9) Mr. Kirby joined the Company in October 1995.

(10) During fiscal 1997, Messrs. Kirby and Sullivan were granted options to purchase 60,000 and 50,000 shares of Common Stock, respectively. In fiscal 1997, such options were cancelled and the Company granted replacement options to purchase 30,000 and 25,000 shares of Common Stock, respectively, to such officers.

(11) Mr. Hammer was appointed Chairman of the Board of Directors of the Company in February 1997.

(12) During fiscal 1997, Mr. Hammer was granted options to purchase 50,000 shares of Common Stock. In fiscal 1998, such options were cancelled and the Company granted Mr. Hammer replacement options to purchase 25,000 shares of Common Stock.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
  ARRANGEMENTS

    ROBERT N. VERRATTI, Chief Executive Officer.

    In January 1998, the Company entered into an amended and restated employment agreement with Mr. Verratti pursuant to which Mr. Verratti is employed as Chief Executive Officer of the Company for an initial term expiring December 31, 1998, at an annual minimum salary of $200,000. Mr. Verratti is entitled to participate in the Company's Management Incentive Plan and its other executive compensation programs. The Company also maintains $1,000,000 of insurance on the life of Mr. Verratti, which is payable to the beneficiaries designated by Mr. Verratti, and pays Mr. Verratti an automobile allowance. Pursuant to Mr. Verratti's original employment agreement with the Company, he holds options to purchase 700,000 shares of Common Stock. The options are exercisable at a price of $4.75 per share, subject to adjustment in certain circumstances. The options are for a term of ten years from the date of grant.

    The agreement provides that either party may terminate the agreement upon 60 days' prior written notice. If the Company terminates the agreement without Cause (as defined in the agreement) or if Mr. Verratti terminates the agreement for Good Reason (as defined in the agreement), the Company will be required to
(i) pay Mr. Verratti, in installments, an amount equal to the base salary and bonus payable during the balance of the term of the agreement or the base salary and bonus payable for one year, whichever is longer, and (ii) maintain his employee benefits for one year after termination or for the balance of the term of the agreement, whichever is longer.

    If Mr. Verratti's employment with the Company is terminated within 30 days of a Change in Control (as defined in the agreement), Mr. Verratti will be entitled to receive, within 30 days of such termination of employment, a lump-sum payment in an amount equal to $600,000. Pursuant to the agreement, the Company has also agreed to indemnify Mr. Verratti in his capacity as an officer and Director of the Company to the maximum extent permitted by law and to make advances to Mr. Verratti for his expenses (including attorneys' fees) incurred in defending any civil, criminal, administrative or investigative action, suit or proceeding upon receipt by the Company of an undertaking by or on behalf of Mr. Verratti to repay such amounts if it is ultimately determined that Mr. Verratti is not entitled to such indemnification.

    MARK P. HERSHHORN, Former President and Chief Executive Officer.

    On April 24, 1997, the Company entered into a separation agreement with Mark
P. Hershhorn, the Company's former President and Chief Executive Officer, and a former Director of the Company. Pursuant to the separation agreement, Mr. Hershhorn was provided 60 days' prior written notice of termination pursuant to the terms of his employment agreement with the Company. The separation agreement served as formal notice of Mr. Hershhorn's resignation as an officer or Director of the Company and of each subsidiary and affiliate of the Company. The separation agreement provides, in accordance with the termination provisions of his prior employment agreement, that Mr. Hershhorn will be paid $550,000 per annum until June 22, 1999. Additionally, the separation agreement requires the Company to maintain through August 30, 1998 all employee benefit plans and programs provided to Mr. Hershhorn during his employment with the Company, with the exception of the Company's stock option plans and bonus plans, including the Company's Management Incentive Plan. Mr. Hershhorn also has agreed to consult and cooperate with the Company in connection with any litigation or business which arose during Mr. Hershhorn's tenure with the Company.

    CONSTANTINOS I. COSTALAS, Vice Chairman of the Board and Chief Operating Officer.

    On April 28, 1997, the Company entered into an amended and restated employment agreement with Mr. Costalas. Pursuant to the agreement, as subsequently amended, Mr. Costalas is employed as Vice Chairman of the Company for a term ending on September 27, 1999, at an annual minimum base salary of $325,000. Mr. Costalas is entitled to participate in the Company's Management Incentive Plan and its other executive compensation programs. The Company maintains $1,000,000 of insurance on the life of Mr. Costalas, which is payable to beneficiaries designated by Mr. Costalas, pays certain of Mr. Costalas's club dues and pays Mr. Costalas an automobile allowance. Pursuant to this employment agreement, Mr. Costalas was granted options to purchase up to 195,000 shares of Common Stock in replacement of options to purchase 390,000 shares of Common Stock held by Mr. Costalas at the time the employment agreement was executed. The replacement options are exercisable at a price of $7.00 per share and vest in one-third increments, on April 28, 1997, March 27, 1998 and September 27, 1998. All of such options expire on April 28, 2007.

    The agreement provides that either party may terminate the agreement upon 60 days' prior written notice. If the Company terminates the agreement without Cause (as defined in the agreement) or if Mr. Costalas terminates the agreement for Good Reason (as defined in the agreement), the Company will be required to
(i) pay Mr. Costalas, in installments, an amount equal to the base salary payable during the remainder of the term plus six months after the end of such term, and (ii) maintain his employee benefits for the remainder of the term plus a period of six months. The agreement also provides that, in the event of the termination of Mr. Costalas' employment upon the occurrence of a Change of Control (as defined in the agreement), Mr. Costalas will be entitled to receive, within 30 days of the Change of Control, a lump-sum payment in an amount equal to three years' base salary at the then current amount and a lump-sum payment representing the annual bonuses to which Mr. Costalas would otherwise have been entitled through the remainder of the term based on the last annual bonus received by Mr. Costalas in the prior fiscal year. In addition, Mr. Costalas will be entitled to the continuation of certain allowances and benefits for the remainder of the term and the immediate vesting of all unvested stock options. If Mr. Costalas' employment is not terminated within 30 days after a Change of Control, his employment agreement shall automatically be extended for an additional three years from the date of the Change of Control. Pursuant to the agreement, the Company has also agreed to indemnify Mr. Costalas in his capacity as an officer and Director of the Company to the maximum extent permitted by law and to make advances to Mr. Costalas for his expenses (including attorneys' fees) incurred in defending any civil, criminal, administrative or investigative action, suit or proceeding upon receipt by the Company of an undertaking by or on behalf of Mr. Costalas to repay such amounts if it is ultimately determined that Mr. Costalas is not entitled to such indemnification.

    JOHN W. KIRBY, President.

    On March 20, 1998 the Company entered into an employment with Mr. Kirby pursuant to which Mr. Kirby serves as President of the Company and as Chairman, President and Chief Executive Officer of Quantum Television until September 1998 at an annual minimum base salary of $325,000. In addition to the base salary payable pursuant to the agreement, Mr. Kirby is entitled to receive a minimum of $75,000 per annum in bonuses, which $75,000 is advanced pro rata during the year. Under the terms of the agreement, the increased base salary and bonus were deemed to have commenced as of October 1997.

Mr. Kirby is not entitled to participate in the Company's Management Incentive Plan, the DirectAmerica Bonus Plan and the Company's other executive compensation plans; in lieu thereof, he is eligible to participate in the Company's Production Bonus Program. The Company reimburses Mr. Kirby for premiums associated with up to $1,000,000 of insurance on the life of Mr. Kirby, which is payable to beneficiaries designated by Mr. Kirby; pays certain of Mr. Kirby's club dues; and, pays Mr. Kirby an automobile allowance. Pursuant to this employment agreement, Mr. Kirby was granted options to purchase up to 300,000 shares of Common Stock. The options were immediately exercisable at a price of $2.69 per share. Such options expire on January 28, 2008.

    In the event Mr. Kirby terminates this agreement on account of a material breach of the Agreement by the Company, or if Mr. Kirby is terminated by the Company without Cause (as defined in the agreement), the Company will be required to pay Mr. Kirby, in installments, an amount equal his full base salary payable during the remainder of the term, and to maintain his employee benefits for the remainder of the term. The agreement also provides that in the event of a Change of Control (as defined in the agreement) of the Company, Mr. Kirby may terminate this Agreement by giving the Company 30 days' written notice. Pursuant to the agreement, the Company has agreed to indemnify Mr. Kirby in his capacity as an officer of the Company to the maximum extent permitted by law and to pay Mr. Kirby's expenses (including attorneys' fees) incurred in defending any civil, criminal, administrative or investigative action, suit or proceeding upon receipt by the Company of an undertaking by or on behalf of Mr. Kirby to repay such amounts if it is ultimately determined that Mr. Kirby is not entitled to such indemnification.

    JOHN J. SULLIVAN, Senior Vice President.

    On June 2, 1998, the Company entered into an employment agreement with Mr. Sullivan, pursuant to which he is employed as a Senior Vice President of the Company at an annual minimum base salary of $210,000. The agreement provides for an eight month notice period prior to termination. Mr. Sullivan is entitled to participate in the Management Incentive Program and the Company reimburses Mr. Sullivan for premiums associated with up to $1,000,000 of insurance on the life of Mr. Sullivan, which is payable to beneficiaries designated by Mr. Sullivan. The Company also pays Mr. Sullivan an automobile allowance.

    If the Company terminates the agreement without Cause (as defined in the agreement) or if Mr. Sullivan terminates the agreement for Good Reason (as defined in the agreement), the Company will be required to (i) pay Mr. Sullivan, in installments, an amount equal to the base salary due under the agreement for the remainder of the term, and (ii) maintain his employee benefits for the remainder of the term. Pursuant to the agreement, the Company has also agreed to indemnify Mr. Sullivan in his capacity as an officer of the Company to the maximum extent permitted by law and to make advances to Mr. Sullivan for his expenses (including attorneys' fees) incurred in defending any civil, criminal, administrative or investigative action, suit or proceeding upon receipt by the Company of an undertaking by or on behalf of Mr. Sullivan to repay such amounts if it is ultimately determined that Mr. Sullivan is not entitled to such indemnification.

    FREDERICK S. HAMMER, Chairman of the Board of Directors.

    On February 27, 1997, the Company entered into an employment agreement with Mr. Hammer. Pursuant to the agreement, Mr. Hammer is employed as Chairman of the Board of Directors of the Company at an annual minimum base salary of $200,000. The Company maintains $1,000,000 of insurance on the life of Mr. Hammer, which is payable to beneficiaries designated by Mr. Hammer. The Company also pays Mr. Hammer an automobile allowance. Pursuant to his employment agreement, Mr. Hammer was granted options to purchase up to 100,000 shares of Common Stock at a price of $6.625 per share which vest in annual one-quarter increments, beginning on February 27, 1997. All of such options expire on February 27, 2007.

    The agreement provides that either party may terminate the agreement upon ten days' prior written notice. If the Company terminates the agreement without Cause (as defined in the agreement) or if

Mr. Hammer terminates the agreement for Good Reason (as defined in the agreement), the Company will be required to (i) pay Mr. Hammer, in installments, an amount equal to one year's base salary under the agreement, and (ii) maintain his employee benefits for a period of six months. The agreement also provides that, in the event of the termination of Mr. Hammer's employment within one year of the occurrence of a Change of Control (as defined in the agreement), Mr. Hammer will be entitled to receive, within 30 days of such termination, a lump-sum payment in an amount equal to one year's base salary at the then current amount. In addition, Mr. Hammer will be entitled to the continuation of certain allowances and benefits for one year from the date of termination and the immediate vesting of all unvested stock options. Pursuant to the agreement, the Company has also agreed to indemnify Mr. Hammer in his capacity as an officer and Director of the Company to the maximum extent permitted by law and to make advances to Mr. Hammer for his expenses (including attorneys' fees) incurred in defending any civil, criminal, administrative or investigative action, suit or proceeding upon receipt by the Company of an undertaking by or on behalf of Mr. Hammer to repay such amounts if it is ultimately determined that Mr. Hammer is not entitled to such indemnification.

STOCK OPTIONS

    The following table sets forth certain information concerning options to purchase Common Stock of the Company granted to the executive officers named in the Summary Compensation Table in the fiscal year ended March 31, 1998.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                            POTENTIAL REALIZABLE VALUE AT
                                                                                               ASSUMED ANNUAL RATES OF
                                                                                              STOCK PRICE APPRECIATION
                                                          INDIVIDUAL GRANTS                      FOR OPTION TERM(1)
                                                -------------------------------------  ---------------------------------------
                                                              % OF TOTAL
                                                 NUMBER OF      OPTIONS
                                                SECURITIES    GRANTED TO
                                                UNDERLYING     EMPLOYEES
                                                  OPTIONS      IN FISCAL    EXERCISE   EXPIRATION
NAME                                              GRANTED        YEAR         PRICE       DATE           5%           10%
----------------------------------------------  -----------  -------------  ---------  -----------  ------------  ------------
Robert N. Verratti............................     700,000          26.1%   $ 4.75/sh     1/28/08   $  2,091,075  $  5,299,194
Mark P. Hershhorn.............................           0        --           --          --            --            --
Constantinos I. Costalas(2)...................     195,000           7.3%   $ 7.00/sh     7/23/07   $    858,441  $  2,175,458
John W. Kirby.................................     300,000          11.2%   $ 2.69/sh     1/28/08   $    507,518  $  1,286,150
John J. Sullivan..............................      25,000           0.9%   $ 4.75/sh     12/8/07   $     74,681  $    189,257
John J. Sullivan..............................      15,000           0.6%   $ 3.94/sh     12/8/07   $     37,168  $     94,190
Frederick S. Hammer...........................      25,000           0.9%   $ 7.25/sh     6/18/07   $    113,987  $    288,866
Frederick S. Hammer...........................     175,000           6.5%   $ 5.63/sh     7/10/07   $    619,618  $  1,570,235

------------------------

(1) The actual value, if any, an option holder may realize will be a function of the extent to which the stock price exceeds the exercise price on the date the option is exercised and also will depend on the option holder's continued employment through the vesting period. The actual value to be reached by the option holder may be greater or less than the values estimated in this table.

(2) In connection with the execution of an amendment to Mr. Costalas' employment agreement with the Company in April 1997, 390,000 options were subsequently cancelled and replaced by options to purchase 195,000 shares of Common Stock at an exercise price of $7.00 per share.

    The following table sets forth certain information concerning the exercise in the fiscal year ended March 31, 1998 of options to purchase Common Stock of the Company by the executive officers named in the Summary Compensation Table and the unexercised options to purchase Common Stock of the

Company held by such individuals at March 31, 1998. Year-end values are based upon the closing market price per share of the Company's Common Stock on March 31, 1998 of $2.50.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

                                                                                                             VALUE OF
                                                                                                            UNEXERCISED
                                                                                   NUMBER OF SECURITIES     IN-THE-MONEY
                                                                                  UNDERLYING UNEXERCISED       OPTIONS
                                                                                        OPTIONS AT           AT FY-END
                                               SHARES                                   FY-END(#)             ($)(1)
                                             ACQUIRED ON           VALUE        --------------------------  -----------
NAME                                          EXERCISE          REALIZED(1)     EXERCISABLE  UNEXERCISABLE  EXERCISABLE
----------------------------------------  -----------------  -----------------  -----------  -------------  -----------
Robert N. Verratti......................              0                  0         700,000              0       --
Mark P. Hershhorn.......................              0                  0          --            --            --
Constantinos I. Costalas................              0                  0         155,000         65,000       --
John W. Kirby...........................              0                  0         300,000         30,000       --
John J. Sullivan........................              0                  0          80,000         35,000       --
Frederick S. Hammer.....................              0                  0         118,750        206,250       --


NAME                                        UNEXERCISABLE
----------------------------------------  -----------------
Robert N. Verratti......................         --
Mark P. Hershhorn.......................         --
Constantinos I. Costalas................         --
John W. Kirby...........................         --
John J. Sullivan........................         --
Frederick S. Hammer.....................         --

------------------------

(1) Values are calculated by subtracting the exercise price from the fair market value as of the exercise date or fiscal year end, as appropriate. Values are reported before any taxes associated with exercise or subsequent sale of the underlying stock.

COMPENSATION OF DIRECTORS

    Each Director who is not an employee of the Company is paid an annual cash fee of $25,000 a year for his service as a Director, and an additional $1,000 in cash per calendar quarter for each committee on which he serves, subject to an adjustment based on attendance at committee meetings during each quarter. A Director may also receive an additional $2,000 in cash per year for service as a committee chairman, over and above the payment for committee service. Directors who are employees of the Company do not receive additional compensation for their service on the Board or on any committee thereof. During the fiscal year ended March 31, 1998, the Company incurred expenses of approximately $240,000 for Directors' fees.

OPTIONS

    The Company also granted an aggregate of 300,000 options to purchase Common Stock to six non-employee Directors following the election of such Directors to the Company's Board of Directors in July 1996. Each non-employee Director received 50,000 options at an exercise price of $16.375 per share. Subject to such Director's continued membership on the Company's Board of Directors, such options vest on April 25, 2001, subject to certain provisions for accelerated vesting, including a change of control of the Company, attainment of certain trading prices for the Company's Common Stock or achievement of certain earnings per share ratios. In June 1997, each non-employee Director exchanged such options for 25,000 options, exercisable at a price of $7.25 per share, with the same vesting schedule.

ITEM 12. SECURITY OWNERSHIP OF MANAGEMENT

    On July 15, 1998, there were outstanding and entitled to vote approximately 25,453,752 shares of Common Stock and 81,250 shares of Series B Preferred Stock (each of which is entitled to ten (10) votes on all non-election matters presented to the Company's stockholders for consideration). The following table sets forth certain information at July 15, 1998 with respect to the beneficial ownership of shares of Common Stock by (i) each existing Director, (ii) each executive officer of the Company and (iii) all Directors and executive officers of the Company as a group. Except for John W. Kirby, the address for each such person is Eleven Penn Center, Suite 1100, 1835 Market Street, Philadelphia, Pennsylvania. The address for Mr. Kirby is 15821 Ventura Boulevard, Los Angeles, California.

             NUMBER OF ISSUED AND OUTSTANDING SHARES OF STOCK OWNED

                                                     SERIES B    TOTAL NUMBER OF SHARES    PERCENT OF COMMON      PERCENT OF
                                         COMMON      PREFERRED      OF COMMON STOCK       STOCK BENEFICIALLY     TOTAL VOTING
NAME(1)                                STOCK(2)(3)     STOCK     BENEFICIALLY OWNED(4)        OWNED(5)(6)         POWER(5)(7)
-------------------------------------  -----------  -----------  ----------------------  ---------------------  ---------------
Constantinos I. Costalas(8)..........      222,349           0             222,349                     *                   *
Albert R. Dowden.....................       11,000           0              11,000                     *                   *
Michael J. Emmi......................       12,000           0              12,000                     *                   *
William M. Goldstein.................       20,000           0              20,000                     *                   *
Frederick S. Hammer..................      202,500           0             202,500                     *                   *
Robert E. Keith, Jr. (9).............       55,000           0              55,000                     *                   *
John W. Kirby........................      639,784           0             639,784                   2.5%                2.4%
Ira M. Lubert (9)....................       87,500           0              87,500                     *                   *
Warren V. Musser.....................       60,000       5,000             110,000                     *                   *
Brian J. Sisko (10)..................       63,384           0              63,384                     *                   *
John J. Sullivan.....................      153,605           0             153,605                     *                   *
Robert N. Verratti...................      700,000           0             700,000                   2.7%                2.6%
Jon W. Yoskin II.....................      117,952           0             117,952                     *                   *
All executive officers and Directors
  as a group (13 persons)............    2,345,074       5,000           2,395,074                   8.8%                8.6%

------------------------

*   Less than 1%.

(1) To the Company's knowledge, each Director and executive officer listed above has sole voting and investment power (with his spouse, in certain circumstances) with respect to all shares indicated as beneficially owned by such Director or executive officer.

(2) Includes shares which may be acquired upon the exercise of immediately exercisable outstanding stock options in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 as follows: Mr. Costalas: 220,000; Mr.
    Hammer: 162,500; Mr. Kirby: 300,000; Mr. Sisko: 57,500; Mr. Sullivan:
    80,000; Mr. Verratti: 700,000; and Mr. Yoskin: 25,000.

(3) Includes shares which may be acquired upon the exercise of immediately exercisable warrants in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 as follows: Mr. Hammer: 30,000; Mr. Keith: 30,000; Mr.
    Lubert: 15,000; Mr. Musser: 60,000 and Mr. Sullivan: 22,500.

(4) In accordance with Rule 13d-3, includes shares of Common Stock issuable upon the conversion of Series B Preferred Stock.

(5) All percentages are rounded to the nearest tenth of a percent.

(6) Based on 25,453,752 shares issued and outstanding as of July 15, 1998, as determined in accordance with Rule 13d-3.

(7) Based on 26,266,252 shares issued and outstanding as of July 15, 1998, including all shares of Common Stock owned and all shares of Common Stock issuable upon exercise of Series B Preferred Stock owned, but not including options to purchase Common Stock or warrants exercisable into Common Stock.

(8) Includes 300 shares of Common Stock beneficially owned by Mr. Costalas' son. Mr. Costalas disclaims beneficial ownership of such shares of Common Stock.

(9) Mr.Keith is a general partner of Technology Leaders II Management, L.P., the general partner of Technology Leaders II L.P. and Technology Leaders II Offshore C.V. ("TLM"). The holdings of TLM are set forth under "Security Ownership of Certain Beneficial Owners." Mr. Keith disclaims beneficial ownership of all but his derived proportionate pecuniary interest in such securities.

(10) Includes 2,000 shares of Common Stock beneficially owned by Mr. Sisko's wife.

                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

    The following table sets forth certain information at July 15, 1998 with respect to each person, known by the Company to beneficially own more than 5% of the Common Stock as determined in accordance with Rule 13d-3. The information set forth below is derived, without independent investigation on the part of the Company, from the most recent filings made by such persons on Schedule 13D and
Schedule 13G pursuant to Rule 13d-3. RGC Capital Investors LDC and Capital Ventures International each own shares of the Company's Series D Preferred Stock which may, in certain circumstances, be converted into in excess of 5% of the Common Stock.

             NUMBER OF ISSUED AND OUTSTANDING SHARES OF STOCK OWNED

                                                     SERIES B    TOTAL NUMBER OF SHARES   PERCENT OF COMMON     PERCENT OF
                                         COMMON      PREFERRED      OF COMMON STOCK      STOCK BENEFICIALLY    TOTAL VOTING
NAME(1)                                 STOCK(2)       STOCK     BENEFICIALLY OWNED(3)       OWNED(4)(5)        POWER(4)(6)
-------------------------------------  -----------  -----------  ----------------------  -------------------  ---------------
McCullough, Andrews & Cappiello, Inc.                                                                  %                  %
  (7)................................    1,861,632           0           1,861,632                  7.3                7.1
101 California Street
Suite 4250
San Francisco, CA 94111

Safeguard Group(8)(9)................    2,902,500      55,000           3,452,500                 12.2%              11.9%
800 The Safeguard Building
435 Devon Park Drive
Wayne, PA 19087

(a) Safeguard Scientifics,
   Inc.(9)(10).......................    1,950,000      50,000           2,450,000                  8.9%               8.7%

(b) Technology Leaders
   II Management L.P.(9)(11).........      750,000           0             750,000                  2.9%               2.8%

(c) Warren V. Musser.................       60,000       5,000             110,000                    *                  *

(d) Robert E. Keith, Jr..............       55,000           0              55,000                    *                  *

(e) Ira M. Lubert(9).................       87,500           0              87,500                    *                  *

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

(5) Based on 25,453,752 shares issued and outstanding as of July 15, 1998, as determined in accordance with Rule 13d-3.

(6) Based on 26,266,252 shares issued and outstanding as of July 15, 1998, including all shares of Common Stock owned and all shares of Common Stock issuable upon exercise of Series B Preferred Stock owned, but not including options to purchase Common Stock and warrants exercisable into Common Stock.

(7) Based on information contained in a Schedule 13G dated February 17, 1998. McCullough, Andrews & Cappiello, Inc. have sole voting and dispositive power with respect to 17,232 shares of Common Stock and shared voting and dispositive power with respect to 1,844,400 shares of Common Stock.

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

LEASE OF OFFICE SPACE

    Paul Meier, an officer of the Company, is the owner of the facilities leased by the Company's Prestige subsidiary for its operations in Auckland, New Zealand. Such facilities consist of approximately 1,245 square meters of office space and 2,447 square meters of warehouse space which Prestige presently leases at the annual rate of NZ$376,000 (approximately US$207,500 as of March 31, 1998) plus GST. Such payments are guaranteed by the Company. The lease expires on March 31, 2006. An independent firm engaged by the Company determined that such lease is fair, based on market conditions.

MANAGEMENT INDEBTEDNESS

    In November 1996, the Company loaned an aggregate of $155,000 to Constantinos I. Costalas, the Company's Vice Chairman and Chief Operating Officer. The promissory note evidencing such indebtedness bears interest at 8% per annum and is due December 31, 1998. Such funds were used by Mr. Costalas for personal purposes. As of July 15, 1998, aggregate principal and accrued interest of approximately $175,960 was outstanding under such note. Such amount represents the largest aggregate amount of indebtedness outstanding since the beginning of the Company's last fiscal year.

    During the fiscal year ended March 31, 1998, the Company advanced to Mr. Costalas certain funds for his personal use. During fiscal 1998, the largest amount outstanding under such advances was $111,500, all of which was repaid as of March 31, 1998.

    In March 1998, the Company entered into an employment agreement with John W. Kirby, pursuant to which Mr. Kirby serves as the President of the Company. The terms of the agreement included the forgiveness of a loan, including accrued interest, in the amount of $190,000 and the issuance of a new $545,000 loan to Mr. Kirby. The new loan bears interest at a rate equal to prime plus 1 1/2% per annum and is due May 30, 2000. Such funds were used by Mr. Kirby for personal purposes. As collateral for the indebtedness, Mr. Kirby pledged 339,784 shares of Common Stock. As of July 15, 1998, principal and accrued interest thereon of approximately $561,047 was outstanding under such note. Such amount represents the largest aggregate amount of indebtedness outstanding since the issuance of the promissory note. Mr. Kirby also held an advance from the Company in the amount of $18,000, bearing no interest, which was advanced to him for personal reasons in November 1995. Mr. Kirby also acts as surety for debt owing to the Company in the principal amount of approximately $32,000 plus accrued interest, which was outstanding as of July 15, 1998.

OTHER MATTERS

    Align, Inc., an information systems consulting firm which is affiliated with Safeguard, has provided consulting services to the Company during the 1998 fiscal year and continues to provide such services as of the date hereof. The Company paid an aggregate of $316,843 in fiscal 1998 and currently pays Align $25,000 per month for ongoing services.

    William M. Goldstein, a Director of the Company, is a partner at Drinker, Biddle & Reath LLP, a law firm that has provided legal services to the Company. In fiscal 1998, the Company paid $161,705 in legal fees to Drinker, Biddle & Reath LLP.

INDEMNIFICATION PAYMENTS

    During the period April 1, 1997 to the present, the Company has assumed and paid defense costs and/ or made required indemnification payments on behalf of present and former officers and Directors in connection with securities class and derivative actions against the Company and such individuals which were pending during the period between April 1, 1997 and the present. The Company may be required to pay additional amounts in connection with these actions.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NATIONAL MEDIA CORPORATION

Date: July 29, 1998                            /s/ Robert N. Verratti___________
                                          Robert N. Verratti

                                          Chief Executive Officer

                                          (Principal Executive Officer) and
                                          Director