Form 10-Q
period 1998-06-30
NATIONAL MEDIA CORP
filed 1998-08-14
CIK 70412

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended June 30, 1998

                                       OR

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____ .

                          Commission file number 1-6715

                           NATIONAL MEDIA CORPORATION
     ----------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                Delaware                                13-2658741
------------------------------------------  ------------------------------------
(State or Jurisdiction of Incorporation or  (I.R.S. Employer Identification No.)
            Organization)


                               Eleven Penn Center
                         1835 Market Street, Suite 1100
                             Philadelphia, PA 19103
     ----------------------------------------------------------------------
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

Yes    /X/          No     / /

There were 25,453,752 issued and outstanding shares of the registrant's common stock, par value $.01 per share, at July 31, 1998. In addition, there were 887,229 shares of treasury stock as of such date.

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES

                                     INDEX


                                                                                                                 Page
                                                                                                                 ----

Facing Sheet .....................................................................................................1

Index.............................................................................................................2

Part I.  Financial Information

         Item 1.  Financial Statements (unaudited)
                  Condensed Consolidated Balance Sheets at June 30, 1998 and March 31, 1998.......................3

                  Condensed Consolidated Statements of Operations
                    Three months ended June 30, 1998 and June 30, 1997............................................4

                  Condensed Consolidated Statements of Cash Flows
                    Three months ended June 30, 1998 and June 30, 1997............................................5

                  Notes to Condensed Consolidated Financial Statements............................................6

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations................................................11

Part II. Other Information

         Item 1.  Legal Proceedings .............................................................................18

         Item 6.  Exhibits and Reports on Form 8-K...............................................................18

Signatures.......................................................................................................19

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
          (In thousands, except number of shares and per share amounts)


                                       ASSETS                                            June 30,      March 31,
                                       ------                                              1998          1998
                                                                                       -----------  ----------------
                                                                                       (Unaudited)  (See Note Below)
Current assets:
   Cash and cash equivalents ........................................................    $  13,148     $  17,915
   Restricted cash ..................................................................          400           400
   Accounts receivable, net .........................................................       35,054        37,285
   Income tax receivable ............................................................         --             341
   Inventories, net .................................................................       17,384        21,228
   Prepaid media ....................................................................        1,603         1,872
   Prepaid show production ..........................................................        3,604         4,845
   Deferred costs ...................................................................        8,255         4,191
   Prepaid expenses and other current assets ........................................        1,471         2,014
   Deferred income taxes ............................................................        2,835         2,835
                                                                                       -----------    -----------
     Total current assets ...........................................................       83,754        92,926

Property and equipment, net .........................................................       11,193        12,338
Excess of cost over net assets of acquired businesses and other intangible assets, net      35,333        35,877
Other assets ........................................................................        1,388         1,950
                                                                                       -----------    -----------
   Total assets .....................................................................    $ 131,668      $ 143,091
                                                                                       -----------    -----------
                                                                                       -----------    -----------
                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Accounts payable .................................................................    $  21,365     $  21,167
   Accrued expenses .................................................................       23,914        29,598
   Deferred revenue .................................................................          135           115
   Income taxes payable .............................................................           42          --
   Deferred income taxes ............................................................        1,792         1,792
   Current portion of long-term debt and capital lease obligations ..................       31,605        30,812
                                                                                       -----------    -----------
     Total current liabilities ......................................................       78,853        83,484

Long-term debt and capital lease obligations ........................................          200           469
Deferred income taxes ...............................................................        1,043         1,043
Other liabilities ...................................................................        3,646         3,768

Shareholders' equity:

   Preferred stock, $.01 par value; authorized 10,000,000 shares; issued 81,250 shares Series B convertible preferred stock, and 19,900 and 20,000 shares
   Series D convertible preferred stock, respectively ...............................            1             1
   Common stock, $.01 par value; authorized 75,000,000 shares;
     issued 26,340,981 and 26,262,716 shares, respectively ..........................          263           263
   Additional paid-in capital .......................................................      155,490       156,975
   Retained earnings ................................................................      (89,133)      (85,891)
                                                                                       -----------    -----------
                                                                                            66,621        71,348
   Treasury stock, 887,229 shares, at cost ..........................................       (6,802)       (6,802)
   Notes receivable, officers .......................................................         (684)         (139)
   Foreign currency translation adjustment ..........................................      (11,209)      (10,080)
                                                                                       -----------    -----------
     Total shareholders' equity .....................................................       47,926        54,327
                                                                                       -----------    -----------
     Total liabilities and shareholders' equity .....................................    $ 131,668     $ 143,091
                                                                                       -----------    -----------
                                                                                       -----------    -----------

Note: The balance sheet at March 31, 1998 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See notes to condensed consolidated financial statements.

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                    (In thousands, except per share amounts)


                                                        Three months ended June 30,
                                                        ---------------------------
                                                            1998         1997
                                                            ----         ----
Revenues:
  Product sales ......................................    $ 81,745    $  66,021
  Retail royalties ...................................          52         --
  Sales commissions and other revenues ...............       1,370        1,134
                                                          --------    ----------
           Net revenues ..............................      83,167       67,155

Operating costs and expenses:
  Media purchases ....................................      28,471       23,218
  Direct costs .......................................      46,299       41,228
  Selling, general and administrative ................      11,467       14,769
  Write-off of merger related costs ..................         676         --
  Executive compensation .............................      (1,875)        --
  Interest expense ...................................       1,246          625
                                                          --------    ----------
           Total operating costs and expenses ........      86,284       79,840
                                                          --------    ----------
Loss before income taxes .............................      (3,117)     (12,685)
Income taxes .........................................         125          304
                                                          --------    ----------
Net loss .............................................    $ (3,242)    $(12,989)
                                                          --------    ----------
                                                          --------    ----------
Net loss per common share - Basic and Diluted ........    $  (0.11)    $  (0.54)
                                                          --------    ----------
                                                          --------    ----------
Weighted average number of common shares outstanding -
Basic and Diluted ....................................      25,424       23,950
                                                          --------    ----------
                                                          --------    ----------

            See notes to condensed consolidated financial statements.

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                 (In thousands)


                                                                             Three months ended June 30,
                                                                             ---------------------------
                                                                                  1998        1997
                                                                                  ----        ----

Cash flows from operating activities:
Net loss ..................................................................    $ (3,242)    $(12,989)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization .........................................       1,408        1,614
    Non-cash executive compensation .......................................      (1,875)        --
    Changes in operating assets and liabilities ...........................      (1,922)       9,885
    Other .................................................................         941          (40)
                                                                              ----------   ----------

Net cash used in operating activities .....................................      (4,690)      (1,530)

Cash flows from investing activities:
  Additions to property and equipment .....................................        (123)      (1,268)
                                                                              ----------   ----------
Net cash used in investing activities .....................................        (123)      (1,268)

Cash flows from financing activities:
  Proceeds from long-term debt ............................................       1,500        6,000
  Principal payments on long-term debt and capital lease obligations ......      (1,198)        (322)
  Loan to officer .........................................................        (545)        --
                                                                              ----------   ----------
Net cash (use in) provided by financing activities ........................        (243)       5,678

Effect of exchange rate changes on cash and cash equivalents ..............         289          507
                                                                              ----------   ----------
      Net (decrease) increase in cash and cash equivalents ................      (4,767)       3,387
Cash and cash equivalents at beginning of period ..........................      17,915        4,058
                                                                              ----------   ----------
Cash and cash equivalents at end of period ................................    $ 13,148     $  7,445
                                                                              ----------   ----------
                                                                              ----------   ----------


            See notes to condensed consolidated financial statements.

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                  June 30, 1998

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1998.

New Accounting Standards

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." ("SFAS No. 131") SFAS No. 131 requires disclosure of certain information about operating segments, products and services, geographic areas of operations and major customers. The Company is required to adopt this statement as of the end of the fiscal year ending March 31, 1999. The Company is evaluating the effects of SFAS No. 131 on its financial statement disclosures. SFAS No. 131 will have no effect on the Company's results of operations, financial condition, capital resources or liquidity.

2.  Per Share Amounts

In 1997, the FASB issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") which replaced the primary and fully diluted earnings per share measures with basic and diluted earnings per share. Basic earnings per share is computed on the basis of the weighted average number of shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares outstanding during the period plus the dilutive effect of stock options, warrants, and preferred stock. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the SFAS 128 requirements. In computing per share amounts, deemed dividends on preferred stock have been deducted from net income to arrive at net income applicable to common shareholders.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                Three Months Ended
                                                                     June 30,
                                                              ---------------------
                                                                1998         1997
                                                              --------     --------

Net (loss) income ........................................    $ (3,242)    $(12,989)
Deemed dividend on convertible preferred stock ...........         438 (1)       --
                                                              ---------    ---------
Adjusted net loss for Basic and Diluted earnings per share    $ (2,804)    $(12,989)
                                                              ---------    ---------
                                                              ---------    ---------
Weighted average shares outstanding - Basic and Diluted ..      25,424       23,950
                                                              ---------    ---------
                                                              ---------    ---------
Earnings (loss) per share Basic and Diluted ..............    $  (0.11)    $  (0.54)
                                                              ---------    ---------
                                                              ---------    ---------


(1) Represents reversal of accrued premium previously recorded on Series C Preferred Stock of $690, and recording of current premium earned on Series D Preferred Stock of $252.

Convertible preferred stock to purchase 19,356,472 and 937,500 share of common stock and stock options and warrants to purchase 11,582,525 and 8,910,754 shares of common stock for the quarters ended June 30, 1998 and 1997, respectively, were not included in the computation of diluted earnings per share because of losses incurred by the Company in those periods, therefore, the effect would be antidilutive. The above amounts do not include shares issuable upon conversion of any accrued premium.

Diluted earnings per share for the quarter ended June 30, 1998 does not include 9,318,580 shares of common stock which would be issuable in the event that the Company was unable to repay the principal due under the principal due under the ValueVision loan in cash.

3.  Write-off of Merger Related Costs

In June 1998, the Company wrote-off $676,000 of capitalized costs related to the termination of a proposed merger of the Company with ValueVision International, Inc.

4.  Executive Compensation

The Company had previously recorded $1,875,000 in compensation expense in connection with 750,000 options issued to the Company's chief executive officer and two other officers in fiscal 1998. These options contained provisions that, upon the occurrence of certain triggering events (such as a sale or merger of the Company, or a significant investment) by June 30, 1998, could have resulted in a reduction in the exercise price of the options. This charge was reversed in the first quarter of fiscal 1999 as no triggering events occurred as of the June 30, 1998 expiration date.

5.  Income Taxes

The Company recorded income tax expense of approximately $125,000 for the three months ended June 30, 1998, due to tax liabilities from its profitable Asian and South Pacific operations. Income tax benefits on domestic and European losses have been fully reserved until realized.

6.  Comprehensive Income

In April 1998, the Company adopted FASB Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." ("SFAS 130") Comprehensive income is defined as the change in equity from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. For the Company, the difference between net income and comprehensive income results from foreign currency translation adjustments.

Comprehensive income for the three months ended June 30, 1998 and 1997 is as follows (in thousands):

                                                                          Three Months Ended
                                                                               June 30,
                                                                          ------------------
                                                                           1998         1997
                                                                           ----         ----
Net loss ..........................................................    $ (3,242)    $(12,989)
Other comprehensive income
    Foreign currency translation adjustments ......................      (1,129)         572
                                                                       ---------    ---------
Total comprehensive income ........................................    $ (4,371)    $(12,417)
                                                                       ---------    ---------
                                                                       ---------    ---------


7.  Contingent Matters

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

Regulatory Matters

As a result of prior settlements with the FTC, the Company has agreed to two consent orders. Prior to the Company's acquisition of PRTV, PRTV and its Chief Executive Officer, Michael S. Levey, also agreed to a consent order with the FTC. Among other things, such consent orders require PRTV and Mr. Levey to submit compliance reports to the FTC staff. In June 1996, the Company received a request from the FTC for additional information regarding certain of the Company's informercials in order to determine whether the Company was operating in compliance with the consent orders referred to above. The FTC later advised the Company that it believed the Company had violated one of the consent orders by allegedly failing to substantiate certain claims made in one of its infomercials which it no longer airs in the United States. The Company has provided information to the FTC to demonstrate substantiation. If the Company's substantiation is deemed to be insufficient by the FTC, the FTC has a variety of enforcement mechanisms available to it, including, but not limited to, monetary penalties. While no assurances can be given, the Company does not believe that any remedies to which it may become subject will have a material adverse effect on the Company's results of operations or financial condition. The FTC recently notified the Company that it had concerns about claims being made in one of the Company's current infomercials and also raised questions concerning certain aspects of the Company's pricing practices in certain of its current infomercials. The Company is responding to the FTC's inquiries.

In addition, in Spring 1997, in accordance with applicable regulations, The Company notified the CPSC of breakages which were occurring in its Fitness Strider product. The Company also notified the CPSC of its replacement of certain parts of the product with upgraded components. The CPSC reviewed the Company's testing results in order to assess the adequacy of the Company's upgraded components. The CPSC also undertook its own testing of the product and, in November 1997, informed the Company that the CPSC compliance staff had made a preliminary determination that the Fitness Strider product and upgraded component present a substantial product hazard, as defined under applicable law. The Company and the CPSC staff have discussed voluntary action to address the CPSC's concerns, including replacement of the affected components. At present, management of the Company does not anticipate that any action agreed upon, or action required by the CPSC, will have any material adverse impact on the Company's financial condition or results of operations. The Company has also been contacted by Australian consumer protection regulatory authorities regarding the safety and fitness of the Fitness Strider product and an exercise rider product marketed only in Australia and New Zealand. At this point, the Company cannot predict whether the outcome of these matters regarding the Fitness Strider will have a material adverse impact upon the Company's financial condition or results of operations.

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

In August 1998, the Company received notice from the New York Stock Exchange ("NYSE") that the Company did not meet the NYSE's standards for continued listing criteria. The NYSE also requested that the Company provide information regarding any actions taken or proposed by the Company to restore the Company to compliance with the NYSE standards. The Company is formulating its response to the NYSE notification and request.

8.  Subsequent Events

On August 13, 1998, the Company announced the execution of a definitive agreement pursuant to which an investor group ("Investor Group") is to acquire a substantial equity interest in and operational control of the Company through a minimum investment of $30.0 million (the "Transaction"). In connection with the Transaction, the Company and the Investor Group have entered into separate agreements with the holders of the Company's Series D Preferred Stock and First Union National Bank (the "Bank"). In addition, the Investor Group also entered into an agreement with ValueVision International, Inc. ("ValueVision").

The Investor Group will invest $30.0 million, $10.0 million of which was utilized to purchase fifty percent of the outstanding Series D Preferred Stock, including two-thirds (2/3) of the related outstanding warrants (i.e. 992,942 warrants) contemporaneously with the execution of the definitive agreement. $20.0 million will be utilized to purchase newly issued Series E convertible preferred stock (Series E Preferred Stock) which will be convertible into shares of the Company's common stock at a fixed conversion price of $1.50 per share (subject to adjustment). Based on the aforementioned fixed conversion price, the Series E Preferred Stock will be convertible into 13,333,333 shares of the Company's common stock.

The proceeds of the Series E Preferred Stock will be utilized to repay the Company's outstanding indebtedness to its principal lender, and for working capital purposes.

It is anticipated that the transaction will be consummated during the last calendar quarter of 1998, following shareholder approval.

The Company has, in connection with the definitive agreement, executed an agreement with the Bank which waives the Company's prior defaults and favorably amends the financial covenants contained in the Loan Agreement. If the satisfaction of the Bank facility in connection with the consummation of the Transaction does not occur by November 15, 1998, the Bank shall have the option to terminate the aforementioned agreement and require full repayment of amounts outstanding to it. ValueVision has also signed a letter agreement wherein, they have agreed to stand still in regards to any debt covenant violations, unless the Bank takes legal action against the Company.

Steve Lehman, a principal member of the Investor Group, has been named acting Chief Executive Officer of the Company. In addition, Mr. Lehman and two other members of the Investor Group have been appointed to the Company's board of directors.

Pursuant to a consulting agreement executed in connection with the definitive agreement, Mr. Lehman, Eric Weiss and Dan Yukelson will provide management consulting services to the Company through the consummation of the transaction.

               CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Report contains "forward-looking" statements regarding potential future events and developments affecting the business of the Company. Such statements relate to, among other things, (i) future operations of the Company, including potential strategic transactions including the transaction referred to in footnote 8 to the Condensed Consolidated Financial Statements and the development of new product sales media; (ii) competition for customers for the Company's products; (iii) the uncertainty of developing or obtaining rights to new products that will be accepted by the market and the timing of the introduction of new products into the market; (iv) the limited market life of the Company's products; and (v) other statements about the Company or the direct response industry.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company is engaged in the direct marketing of consumer products, primarily through the use of infomercials, in both domestic and international markets. Domestically, the Company has historically been dependent on a limited number of successful products to generate a significant portion of its net revenues. The Company's strategies for future periods are designed to reduce the risk associated with relying on a limited number of successful products for a disproportionate amount of its revenues, expand the Company's leverage of its media expenditures and tailoring the Company's domestic operations to more efficiently deal with the cyclical nature of the Company's business. These include the more effective utilization and leveraging of its global presence and media access, the continued development and marketing of innovative products to enhance its existing infomercial programs, and engineering the most efficient business model for the Company's future operations. International expansion over the last five years has resulted in approximately one-half of the Company's revenues being generated from the international infomercial marketplace. The Company takes advantage of product awareness created by its infomercials and also extends the sales life of its products through non-infomercial distribution channels. These include retail arrangements as well as continuity sales efforts; and internet marketing, among others.

Results of Operations

The following table sets forth operating data of the Company as a percentage of net revenues for the periods indicated below.


                                               Three Months Ended
                                                    June 30,
                                               ------------------
                                                1998        1997
                                                ----        ----
Statement of Operations Data:
Net revenues                                    100.0%     100.0%
Operating costs and expenses:
    Media purchases                              34.2       34.6
    Direct costs                                 55.7       61.4
    Selling, general and administrative          13.8       22.0
    Write-off of merger related costs             0.8        --
    Executive compensation                       (2.3)       --
    Interest expense                              1.5        0.9
                                               -------     ------
        Total operating costs and expenses      103.7      118.9
                                               -------     ------
Loss before income taxes                         (3.7)     (18.9)
                                               -------     ------
Net loss                                         (3.9)%    (19.3)%
                                               -------     ------
                                               -------     ------


Three months ended June 30, 1998 compared to June 30, 1997

Net Revenues

Net revenues were $83.2 million for the three months ended June 30, 1998, as compared to $67.2 million for the three months ended June 30, 1998, an increase of $16.0 million or 23.8%.

Domestic net revenues for the three months ended June 30, 1998 were $49.3 million as compared to $26.7 million for the three months ended June 30, 1997, an increase of $22.6 million or 84.8%. This was primarily due to the fact that the Company had a greater number of shows during the current period which generated satisfactory sales levels. The current three month period included five shows each of which comprised over 15.0% of total domestic revenues. The prior year three month period included only two shows each of which comprised over 10.0% of total domestic revenues. During the 1997 period, the Great American Slim Down show generated approximately 46.3% of the net domestic revenues. The Red Devil Grill show in the three months ended June 30, 1998 generated approximately 18.0% of total domestic revenues.

International net revenues for the three months ended June 30, 1998 were $33.9 million as compared to $40.5 million for the three months ended June
30, 1997, a decrease of $6.6 million or 16.3 %. The majority of this decrease was due to the 46.4% decline in revenues earned in the Japanese marketplace, of which approximately 7.2% was due directly to currency devaluation. The Company believes that this decline was the result of increased competition from traditional programming and other infomercial competitors, as well as the current economic turmoil being experienced in Japan. In addition, the Company's South Pacific Rim marketplace continued to experience the negative impact of the economic downturn being experienced throughout that region, which resulted in a significant decline in consumer spending. The Company's South Pacific Rim revenues for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 decreased approximately $3.9 million or 33.3%. Approximately 20.4% of the decline was a result of currency devaluation. All of these factors are expected to have a continuing impact on second quarter revenues in these regions.

Operating Costs

Total operating costs and expenses were $86.0 million for the three months ended June 30, 1998 as compared to $79.8 million for the three months ended June 30, 1997, a increase of $6.2 million or 7.7%. This was principally due to the increase in net revenue of 23.8%. This increase was partially offset by a reduction in direct costs and selling, general and administrative expenses.

Media Purchases

Media purchases totaled $28.5 million for the three months ended June 30, 1998 as compared to $23.2 million for the three months ended June 30, 1997, an increase of $5.3 million or 22.6%. The Company's worldwide ratio of media purchases to net revenues remained relatively constant at 34.2% for the three months ended June 30, 1998 as compared to 34.6% for the three months ended June 30, 1997. Offsetting a significant reduction in the domestic advertising to sales ratio, was a significant increase in the ratio of domestic revenues to total worldwide revenues. Domestic revenues typically carry a higher media charge than international revenues. In addition, the Company experienced an increase in its international advertising to sales ratio, especially in Asia and the South Pacific Rim regions. The increase in the ratios in these regions was principally due to the decline in revenues. Recent trends indicate an increase in international media ratios due to increased competition and a trend towards minimum guarantees of media purchases.

Direct Costs

Direct costs consist of the cost of materials, freight, infomercial production, commissions and royalties, order fulfillment, in-bound telemarketing, credit card authorization, warehousing and profit participation payments. Direct costs were $46.3 million for the three months ended June 30, 1998 as compared to $41.2 million for the three months ended June 30, 1997, an increase of $5.1 million or 12.3%, primarily related to the increase in net revenues. As a percentage of net revenues, direct costs were 55.7% for the three months ended June 30, 1998 as compared to 61.4% for the three months ended June 30, 1997. The decrease was a result of a significant reduction in domestic direct costs which more than offset an increase in international direct costs. Domestically, the Company benefited from increased revenue volume which offset the impact of certain fixed costs associated with the Phoenix fulfillment facility, thus reducing the cost of fulfillment. Production expense as a percentage of revenue declined due to the higher success rate of the shows currently being aired. Internationally, the increase in direct costs was a result of higher product costs and lower sales volume (international revenues declined 16.3% from the comparable quarter in fiscal 1998). A significant contributing factor was the economic downturn, including the significant currency devaluation, experienced in the Far East and South Pacific Rim countries. The Company has not been able to adjust its prices to the extent or level required to offset the significant deterioration in these countries' currencies. In addition, these poor economic conditions negatively impacted consumers' purchasing power in these regions, resulting in lower sales volume, and a larger negative impact from certain fixed and semi-fixed costs.

Selling, General and Administrative

Selling, general and administrative expenses were $11.5 million for the three months ended June 30, 1998 as compared to $14.8 million for the three months ended June 30, 1997, a decrease of $3.3 million or 22.4%. The current period includes severance expense of approximately $674,000 related to the Company's continued cost reduction efforts. Selling, general and administrative expenses as a percentage of net revenues decreased from 22.0% for the three months ended June 30, 1997 to 13.8% for the three months ended June 30, 1998 due primarily to the aforementioned cost reductions combined with the 23.8% increase in net revenues.

Write-Off of Merger Related Costs

Results for the three months ended June 30, 1998 included the write-off of capitalized costs of $676,000 related to the termination of a proposed merger of the Company with ValueVision International, Inc. The three months ended June 30, 1997 included no comparable charges.

Executive Compensation

The Company had previously recorded $1,875,000 in compensation expense in connection with 750,000 options issued to the Company's chief executive officer and two other officers in fiscal 1998. These options contained provisions that, upon the occurrence of certain triggering events by June 30, 1998, the officers could realize a reduction in the exercise price of the options. This charge was reversed in the first quarter of fiscal 1999 as no triggering events occurred as of the June 30, 1998 expiration date.

Interest Expense

Interest expense was approximately $1.2 million for the three months ended June 30, 1998, compared to $0.6 million for the three months ended June 30, 1997, an increase of $0.6 million. This increase was primarily due to an increase in the Company's average outstanding indebtedness from approximately $22.8 million during the quarter ended June 30, 1997 to approximately $31.8 million during the quarter ended June 30, 1998. In addition, the interest rate on the Company's loan from its principal lender was approximately three percentage points higher during the current period.

Income Taxes

The Company recorded income tax expense of $125,000 and $304,000 for the three months ended June 30, 1998 and 1997, respectively, relating to certain Asian and/or South Pacific Rim profits earned during the respective periods. Income tax benefits have not been recorded during the quarters on domestic and European losses. These benefits will be recorded when realized, reducing the effective tax rate on future domestic and European earnings.

Net Income

The Company incurred a net loss of $3.2 million for the three months ended June 30, 1998, compared to a net loss of $13.0 million for the three months ended June 30, 1997. The current quarter reflects the improvement in the Company's North American and European market operations and the reduction of overhead expenses. It also still includes the continued negative impact of the economic downturn being experienced in the Far East and South Pacific Rim countries on the Company's international revenues and margins.

Liquidity and Capital Resources

The Company's working capital was $4.9 million at June 30, 1998 compared to working capital of $9.4 million at March 31, 1998, a decrease of $4.5 million. The Company met its current period cash needs primarily through its use of its existing cash balance, cash flow from borrowings, and liquidation of accounts receivable and inventory. Operating activities for the three months ended June 30, 1998 resulted in a use of cash of $4.7 million. The Company's cash flow from operations in the three months ended June 30, 1998 was adversely affected by the net loss of approximately $3.2 million.

Consolidated accounts receivable decreased by $2.2 million, or 6.0%, primarily due to a decrease in international accounts receivable. This decrease was principally due to the 28.2% decrease in European revenues during the month of June 1998 as compared to the month of March 1998. Consolidated inventories decreased $3.8 million or 18.1% primarily due to a 30.0% decrease in domestic inventory. This decrease was due to higher sales volume. International inventories decreased 10.4% due to currency devaluation and management's continued efforts to reduce global inventory levels.

Deferred costs increased from $4.2 million at March 31, 1998 to $8.3 million at June 30, 1998 principally due to net the inclusion of $2.3 million of deferred costs associated with $3.7 million of net revenues generated in connection with the Company's institution of a 30 day free trial offer for its Larry North II and Give Me Five products. Revenues related to these shipments are recorded upon expiration of the free trial period. The increase in the domestic backlog from $5.1 million at March 31, 1998 to $9.0 million at June 30, 1998 also contributed to the increase in deferred costs.

On June 2, 1998 the Company announced the termination of its proposed merger with ValueVision. As a result, the maximum conversion price of the Company's Series D preferred stock and the exercise price of the 1,489,413 warrants held by the Series D investors were automatically adjusted to $1.073125 per share, 101% of the closing bid price of the Company's Common Stock at said date. As a result of the transactions described in footnote 8 to the Condensed Consolidated Financial Statements, the Series D conversion price is now the fixed conversion price of the Series D shares. Based on such conversion price, the Series D preferred stock is convertible into 18,543,972 shares of the Company's Common Stock, not including shares of the Company's Common Stock issuable upon conversion of any accrued premium.

On April 7, 1998, the Company received the final $1.5 million of funds available under the $10.0 million loan extended to the Company by ValueVision in January 1998. Approximately $545,000 of this amount was used to provide a loan to an executive officer of the Company. Such loan is included in the shareholder equity section of the balance sheet at June 30, 1998. The ValueVision loan is due on any demand made after the earlier of January 1, 1999 or upon the occurrence of certain triggering events, and, in certain cases of default, is convertible into shares of the Company's Common Stock at a price of $1.073125 per share.

At June 30, 1998 the Company had $18,997,000 outstanding under its Line and $3.0 million outstanding under its Term Loan with the Bank which expires on December 31, 1998. The current Loan Agreement contains certain financial covenants including tangible net worth and working capital minimums and other financial ratios with which the Company must be in compliance on a continuous basis. In certain cases, failure to meet required ratios triggers an increase in the interest rate of 1.0%. In certain other cases, failure to meet required ratios constitutes an event of default. At March 31, 1998, the Company's failure to maintain one of its financial ratios within required parameters not only triggered an interest rate increase at 1.0% but also constituted an event of default. The Company has, in connection with the definitive agreement referred to in footnote 8 to the Condensed Consolidated Financial Statements, executed an agreement with the Bank which waives the Company's prior defaults and favorably amends the financial covenants contained in the Loan Agreement. If the satisfaction of the Bank facility in connection with the consummation of the Transaction does not occur by November 15, 1998, the Bank shall have the option to terminate the aforementioned agreement and require full repayment of amounts outstanding to it. As a result of the prior defaults, the Company's long term debt has been classified as current debt in its June 30, 1998 balance sheet and, effective April 1, 1998, the interest rate on the Company's Line and Term Loan became prime plus 4.0%. The Line and Term Loan are secured by a lien on substantially all of the assets of the Company and its subsidiaries. The Company had an overdraft line of approximately $1.0 million with Barclays which expired at June 30, 1998.

The Company's international revenues are subject to foreign exchange risk. To the extent that the Company incurs local currency expenses that are based on locally denominated sales volume (order fulfillment and media costs), this exposure is reduced significantly. The Company monitors exchange rate and/or forward contracts when appropriate. The Company's ability to hedge may be negatively impacted as a result of its current tight cash position and loss of its foreign currency exchange line. All forward contracts must now be cash collateralized. At June 30, 1998 the Company pledged $400,000 in cash against $2.0 million in outstanding future contracts. In the long term, the Company has the ability to change prices to a certain extent in a timely manner in order to react to major currency fluctuations; thus possibly reducing a portion of the risk associated with local currency movements. The Company has and is currently further revising its pricing in the Far East and South Pacific Rim in an effort to offset some of the recent significant currency devaluations in that region. However, the Company still expects that the significant currency devaluation and the economic downturn being experienced in these regions will have a negative impact on the Company's operating results and cash flows in fiscal 1999. Currently, the Company's two major foreign currencies are the German deutsche mark and the Japanese yen, each of which has been subject to recent fluctuations. In addition, certain other currencies utilized by the Company especially the Australian and New Zealand dollar have experienced continued devaluation.

The efficient operation of the Company's business is dependent in part on its computer hardware, software programs and operating systems (collectively, "Programs and Systems"). These Programs and Systems are used in key areas of the Company's business, including merchandise purchasing, inventory management, pricing, sales, shipping and financial reporting, as well as in various administrative functions. The Company has been evaluating its Programs and Systems to identify potential Year 2000 compliance issues. These actions are necessary to ensure that the Program and Systems will recognize and process the Year 200 and beyond. It is anticipated that modification or replacement of some of the Company's Programs and Systems will be necessary to make such Programs and Systems Year 2000 compliant. The Company is also communicating with suppliers, financial institutions, and others to coordinate Year 2000 conversion.

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

The Company's cash position continues to be pressured as a result of the losses incurred in the first quarter of fiscal 1999 and the continued downturn in its Asian and South Pacific Rim operations. While benefiting from the proceeds of the September 1997 preferred stock sale, the extension of its credit facility with its principal lender, the loan from ValueVision, its strategy which focuses on cost reductions and the re-negotiation of a number of its media contracts to terms that are more favorable to the Company, the Company's ability to continue as a going concern is dependent on its ability to implement certain plans and actions designed to rebuild its business, including the continued introduction of successful new shows and product sales mediums, to return the Company to profitability, to improve its liquidity and to extend its current credit facility or obtain new financing to replace its existing facility such as would occur pursuant to the pending transactions described above. No assurance can be given that any of these actions will be successful.

Part II.   Other Information

Item 1.   Legal Proceedings

The information contained in Note 7 (Contingent Matters) to the Condensed Consolidated Financial Statements in Part I of this report is incorporated herein by reference. All of the matters referred to in Note 7 (Contingent Matters) have been the subject of disclosure in prior reports on Form 10-Q and/or 10-K.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)      The following exhibits are included herein:

         10.1 Employment Agreement, dated as of June 2, 1998, between the Company and John Sullivan

         27.1 Financial Data Schedule.

(b) The Company filed the following Current Reports on Form 8-K during the three month period ended June 30, 1998:

                 (i) Current Report on Form 8-K, dated April 8, 1998.

                      The Company filed the foregoing Current Report on Form 8-K reporting, under Item 5, the mutual postponement of the shareholder meetings by the Company and ValueVision International, Inc. ("ValueVision") regarding the proposed merger between the Company and ValueVision.

                 (ii) Current Report on Form 8-K, dated June 1, 1998.

                      The Company filed the foregoing Current Report on Form 8-K reporting, under Item 5, the termination of the merger agreement between the Company and ValueVision.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           NATIONAL MEDIA CORPORATION


Date:  August 14, 1998     /s/ Stephen C. Lehman
                           ---------------------
                               Stephen C. Lehman
                               Acting Chief Executive Officer and Director


Date:  August 14, 1998     /s/ John J. Sullivan
                           ---------------------
                               John J. Sullivan
                               Senior Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

10.1 Employment Agreement, dated as of June 2, 1998, between the Company and John Sullivan.

27.1 Financial Data Schedule.