Form 10-Q
period 1998-09-30
NATIONAL MEDIA CORP
filed 1998-11-16
CIK 70412

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 1998

                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to            .


                          Commission file number 1-6715

                           NATIONAL MEDIA CORPORATION
     ----------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



         Delaware                                       13-2658741
--------------------------------------------------------------------------------
(State or Jurisdiction of Incorporation or  (I.R.S. Employer Identification No.)
              Organization)



                               15821 Ventura Blvd.
                            Encino, California 91436
     ----------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Including Area Code:  (818) 461-6400


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes    |X|          No     |_|


There were 25,466,937 issued and outstanding shares of the registrant's common stock, par value $.01 per share, at October 31, 1998, net of 874,044 shares of common stock held in treasury as of such date.

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

                                      INDEX

                                                                                                               Page
                                                                                                               ----

Facing Sheet .....................................................................................................1

Index.............................................................................................................2

Part I.  Financial Information

         Item 1.  Financial Statements (unaudited)
                  Condensed Consolidated Balance Sheets at September 30, 1998 and March 31, 1998..................3

                  Condensed Consolidated Statements of Operations for the
                    three months ended September 30, 1998 and September 30, 1997..................................4

                  Condensed Consolidated Statements of Operations for the
                    six months ended September 30, 1998 and September 30, 1997 ...................................5

                  Condensed Consolidated Statements of Cash Flows for the
                    six months ended September 30, 1998 and September 30, 1997................................... 6

                  Notes to Condensed Consolidated Financial Statements............................................7

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations................................................13


Part II. Other Information

         Item 1.  Legal Proceedings .............................................................................27

         Item 6.  Exhibits and Reports on Form 8-K...............................................................27

Signatures.......................................................................................................28


Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
          (In thousands, except number of shares and per share amounts)


                                                                                      September 30,            March 31,
                                                                                           1998                 1998
                                                                                     ---------------      ---------------
                                                                                       (Unaudited)        (See Note Below)
                                       ASSETS
Current assets:
   Cash and cash equivalents......................................................       $     16,516        $     17,915
   Restricted cash ...............................................................                356                 400
   Accounts receivable, net ......................................................             29,315              37,285
   Income tax receivable..........................................................                  -                 341
   Inventories, net...............................................................             12,630              21,228
   Prepaid media .................................................................              2,480               1,872
   Prepaid show production .......................................................              2,584               4,845
   Deferred costs ................................................................              7,596               4,191
   Prepaid expenses and other current assets .....................................              2,049               2,014
   Deferred income taxes .........................................................              2,835               2,835
                                                                                         ------------        ------------
     Total current assets ........................................................             76,361              92,926

Property and equipment, net ......................................................             10,426              12,338
Excess of cost over net assets of acquired businesses and other intangible assets,
net...............................................................................             34,771              35,877
Other assets .....................................................................              1,544               1,950
                                                                                         ------------        ------------
   Total assets ..................................................................      $     123,102       $     143,091
                                                                                         ------------        ------------
                                                                                         ------------        ------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..............................................................      $      22,641        $     21,167
   Accrued expenses ..............................................................             24,026              29,598
   Deferred revenue ..............................................................                154                 115
   Income taxes payable ..........................................................                275                   -
   Deferred income taxes .........................................................              1,792               1,792
   Current portion of long-term debt and capital lease obligations................             31,615              30,812
                                                                                         ------------        ------------
     Total current liabilities ...................................................             80,503              83,484

Long-term debt and capital lease obligations .....................................                179                 469
Deferred income taxes ............................................................              1,043               1,043
Other liabilities ................................................................              3,505               3,768

Shareholders' equity:
   Preferred stock, $.01 par value; authorized 10,000,000 shares; issued 81,250 shares Series B convertible preferred stock, and 19,900 and 20,000 shares Series
   D convertible preferred stock, respectively....................................                  1                   1
   Common stock, $.01 par value; authorized 75,000,000 shares;
     issued 26,340,981 and 26,262,716 shares, respectively .......................                263                 263
   Additional paid-in capital ....................................................            155,105             156,975
   Retained earnings .............................................................            (98,090)            (85,891)
                                                                                         ------------        ------------
                                                                                               57,279              71,348
   Treasury stock, 874,044 and 887,229 shares respectively, at cost ..............             (6,701)             (6,802)
   Notes receivable, officers.....................................................               (684)               (139)
   Foreign currency translation adjustment .......................................            (12,022)            (10,080)
                                                                                         ------------        ------------
     Total shareholders' equity ..................................................             37,872              54,327
                                                                                         ------------        ------------
     Total liabilities and shareholders' equity ..................................      $     123,102       $     143,091
                                                                                         ------------        ------------
                                                                                         ------------        ------------

Note: The balance sheet at March 31, 1998 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required under generally accepted accounting principles for complete financial statements.

            See notes to condensed consolidated financial statements.

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                    (In thousands, except per share amounts)


                                                                                      Three months ended September 30,
                                                                                ---------------------------------------

                                                                                       1998                 1997
                                                                                  ----------------    -----------------
Revenues:
  Product sales ..................................................                   $     85,159           $   53,756
  Sales commissions and other revenues ...........................                          1,493                  807
                                                                                     ------------           ----------
           Net revenues ..........................................                         86,652               54,563

Operating costs and expenses:
  Media purchases ................................................                         30,664               17,582
  Direct costs ...................................................                         51,959               36,887
  Selling, general and administrative ............................                         10,206               11,780
  Depreciation and amortization ..................................                          1,419                1,901
  Interest expense ...............................................                          1,256                  764
                                                                                     ------------           ----------
           Total operating costs and expenses ....................                         95,504               68,914
                                                                                     ------------           ----------
Loss before income taxes .........................................                         (8,852)             (14,351)
Income taxes......................................................                            105                    7
                                                                                     ------------           ----------
Net loss .........................................................                   $     (8,957)          $  (14,358)
                                                                                     ------------           ----------
                                                                                     ------------           ----------
Net loss per common share - Basic and Diluted.......................                 $      (0.37)          $    (0.58)
                                                                                     ------------           ----------
                                                                                     ------------           ----------
Weighted average number of common shares outstanding -
Basic and Diluted..........................................................                25,470              24,965
                                                                                     ------------           ----------
                                                                                     ------------           ----------


            See notes to condensed consolidated financial statements.

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                    (In thousands, except per share amounts)



                                                                                     Six months ended September 30,
                                                                                  -------------------------------------

                                                                                       1998                 1997
                                                                                  ----------------    -----------------

Revenues:
  Product sales ..................................................                  $     166,904        $     119,777
   Retail royalties ...............................................                            52                    -
   Sales commissions and other revenues ...........................                         2,863                1,941
                                                                                    -------------        -------------
            Net revenues ..........................................                       169,819              121,718
Operating costs and expenses:
  Media purchases ................................................                         59,135               40,800
  Direct costs ...................................................                         98,258               78,115
  Selling, general and administrative ............................                         20,265               24,935
  Depreciation and amortization ..................................                          2,827                3,515
  Write-off of merger related costs ..............................                            676                    -
  Executive compensation..........................................                         (1,875)                   -
  Interest expense ...............................................                          2,502                1,389
                                                                                    -------------        -------------
           Total operating costs and expenses ....................                        181,788              148,754
                                                                                    -------------        -------------
Loss before income taxes .........................................                        (11,969)             (27,036)
Income taxes......................................................                            230                  311
                                                                                    -------------        -------------
Net loss .........................................................                 $      (12,199)        $    (27,347)
                                                                                    -------------        -------------
                                                                                    -------------        -------------
Net loss per common share - Basic and Diluted.......................               $        (0.48)        $      (1.12)
                                                                                    -------------        -------------
                                                                                    -------------        -------------
Weighted average number of common shares outstanding -
Basic and Diluted..........................................................                25,443              24,460
                                                                                    -------------        -------------
                                                                                    -------------        -------------


            See notes to condensed consolidated financial statements.

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                 (In thousands)




                                                                                          Six months ended September 30,
                                                                                       -------------------------------------
                                                                                            1998                 1997
                                                                                        --------------       --------------


Cash flows from operating activities:
Net loss ...........................................................................      $  (12,199)          $  (27,347)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization ..................................................           2,827                3,515
    Amortization of loan discount ..................................................             444                  209
    Non-cash executive compensation ................................................          (1,875)                   -
    Changes in operating assets and liabilities.....................................          10,022                6,885
    Other ..........................................................................             455                5,070
                                                                                          ----------            ---------
Net cash used in operating activities ..............................................            (326)             (11,668)

Cash flows from investing activities:
  Additions to property and equipment ..............................................            (300)              (1,356)
  Proceeds from sale of common stock investment ....................................               -                1,025
                                                                                          ------------           --------
Net cash used in investing activities ..............................................            (300)                (331)

Cash flows from financing activities:
  Net proceeds from issuance of preferred stock ....................................               -               19,813
  Proceeds from long-term debt .....................................................           1,500                8,759
  Payments on long-term debt, notes payable and capital lease obligations...........          (1,431)                (956)
  Exercise of stock options and warrants ...........................................               -                1,602
  Loan to officer...................................................................            (545)                   -
                                                                                          ----------            ---------
Net cash (used in) provided by financing activities ................................            (476)              29,218

Effect of exchange rate changes on cash and cash equivalents .......................            (297)                 450
                                                                                          ----------            ---------
      Net (decrease) increase in cash and cash equivalents .........................          (1,399)              17,669
Cash and cash equivalents at beginning of period ...................................          17,915                4,058
                                                                                          ----------            ---------
Cash and cash equivalents at end of period .........................................      $   16,516            $  21,727
                                                                                          ----------            ---------
                                                                                          ----------            ---------



            See notes to condensed consolidated financial statements.

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                               September 30, 1998


1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of National Media Corporation and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1998.

New Accounting Standards

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131")". SFAS No. 131 requires disclosure of certain information about operating segments, products and services, geographic areas of operations and major customers. The Company is required to adopt this statement as of the end of the fiscal year ending March 31, 1999. The Company is evaluating the effects of SFAS No. 131 on its financial statement disclosures. SFAS No. 131 will have no effect on the Company's results of operations, financial condition, capital resources or liquidity.

Reclassifications

Certain prior year amounts have been reclassified to confirm to current presentation.

2.  Per Share Amounts

In 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share ("SFAS No. 128")", which replaced the primary and fully diluted earnings per share measures with basic and diluted earnings per share. Basic earnings per share are computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed based upon the weighted average number of shares outstanding during the period plus the dilutive effect of stock options, warrants to purchase common stock, and convertible preferred stock. Earnings per share amounts for all periods have been presented, and where necessary, restated to conform with SFAS No. 128. In computing per share net loss amounts, deemed dividends on preferred stock and certain warrants have been deducted from net income to arrive at net income applicable to common shareholders.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):




                                                                      Three Months Ended           Six Months Ended
                                                                        September 30,               September 30,
                                                                   -------------------------   -------------------------

                                                                       1998        1997            1998        1997
                                                                    ----------- ------------    ----------- ------------

Net loss......................................................       $  (8,957)    $(14,358)      $(12,199)    $(27,347)
Deemed dividend on convertible preferred stock
and warrants..................................................            (424)         (43)       (1)  13          (43)
                                                                    ----------- ------------    ----------- ------------
Adjusted net loss for Basic and Diluted earnings per share....       $  (9,381)    $(14,401)      $(12,186)    $(27,390)
                                                                    ----------- ------------    ----------- ------------
                                                                    ----------- ------------    ----------- ------------
Weighted average shares outstanding - Basic and Diluted.......           25,470       24,965         25,443       24,460
                                                                    ----------- ------------    ----------- ------------
                                                                    ----------- ------------    ----------- ------------
Loss per share - Basic and Diluted............................       $    (0.37)   $   (0.58)     $   (0.48)   $   (1.12)
                                                                    ----------- ------------    ----------- ------------
                                                                    ----------- ------------    ----------- ------------


(1) Represents reversal of previously recorded accrued premium on Series C Preferred Stock of $690 net of the current premium earned on Series D Preferred Stock and Series B Warrants of $677.

Convertible preferred stock to purchase 19,746,472 and 4,212,830 shares of common stock, and stock options and warrants to purchase 14,472,317 and 10,878,894 shares of common stock for the three months and six months ended September 30, 1998 and 1997, respectively, were not included in the computation of diluted earnings per share as a result of the net losses incurred by the Company during those periods, the effect of which would be antidilutive. The above amounts do not include shares issuable upon conversion of any accrued premium on convertible preferred stock.

Diluted earnings per share for the three months and six months ended September 30, 1998 does not include 9,318,580 shares of common stock which would be issuable in the event that the Company was unable to repay the principal due under the ValueVision International, Inc. ("ValueVision") loan due on January 1, 1999.

Subsequent to September 30, 1998 diluted earnings per share may include approximately 13,333,333 shares related to the issuance of the Series E Convertible Preferred Stock, and 3,762,500 warrants connected with the transaction described in Note 8 to the unaudited Condensed Consolidated Financial Statements and 2,099,505 additional warrants to purchase common stock issuable pursuant to the anti-dilution provision of Series B Preferred Stock warrants.

3.  Write-off of Merger Related Costs

In June 1998, the Company wrote-off $676,000 of capitalized costs related to the termination of a proposed merger with ValueVision.

4.  Executive Compensation

The Company had previously recorded $1,875,000 in compensation expense in connection with 750,000 stock options issued to the Company's chief executive officer and two other executive officers in fiscal 1998. These stock options contained provisions that, upon the occurrence of certain triggering events (such as a sale or merger of the Company, or a significant investment) by June 30, 1998, could have resulted in a reduction in the exercise price of the stock options. This compensation expense was reversed in the first quarter of fiscal 1999 as no triggering events occurred as of the June 30, 1998 expiration date.

5.  Income Taxes

The Company recorded income tax expense of approximately $105,000 and $230,000 for the three and six months ended September 30, 1998, respectively, due to tax liabilities associated with its Asian and South Pacific operations. Income tax benefits on domestic and European losses and loss carryovers have been fully reserved until realized.

6.  Comprehensive Income

In April 1998, the Company adopted FASB Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income ("SFAS No. 130")". Comprehensive income is defined as the change in equity from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. For the Company, the difference between net income and comprehensive income results from foreign currency translation adjustments.


Comprehensive income for the three and six months ended September 30, 1998 and 1997 is as follows (in thousands):



                                                                      Three Months Ended           Six Months Ended
                                                                        September 30,               September 30,
                                                                   -------------------------   -------------------------

                                                                       1998        1997            1998        1997
                                                                    ----------- -----------     ----------- ------------

Net loss..........................................................   $(8,957)   $(14,358)       $(12,199)    $(27,347)
Other comprehensive income
    Foreign currency translation adjustments......................      (813)     (1,613)         (1,942)      (1,041)
                                                                    ----------- -----------     ----------- ------------
Total comprehensive income.......................................    $(9,770)   $(15,971)       $(14,141)    $(28,388)
                                                                    ----------- -----------     ----------- ------------
                                                                    ----------- -----------     ----------- ------------


7.  Commitments and Contingencies

WWOR Litigation

In March 1997, WWOR-TV filed a breach of contract action in the United States District Court for New Jersey against one of the Company's operating subsidiaries alleging that the subsidiary wrongfully terminated a contract for the purchase of media time, seeking in excess of $1,000,000 in compensatory damages. The Company is contesting the action. At this time, the Company cannot predict the outcome of this matter; however, even if plaintiffs were to succeed on all of their claims, the Company does not believe that such result would have a material adverse impact on the Company's results of operations or financial condition.

Regulatory Matters

As a result of prior settlements with the Federal Trade Commission ("FTC"), the Company has agreed to two consent orders. Prior to the Company's acquisition of Positive Response Television, Inc. ("PRTV"), PRTV and its Chief Executive Officer, also agreed to a consent order with the FTC. Among other things, such consent orders require PRTV and its Chief Executive Officer to submit compliance reports to the FTC. In June 1996, the Company received a request from the FTC for additional information regarding certain of the Company's infomercials in order to determine whether the Company was operating in compliance with the consent orders referred to above. The FTC later advised the Company that it believed the Company had violated one of the consent orders by allegedly failing to substantiate certain claims made in one of its infomercials which it no longer airs in the United States. The Company has provided information to the FTC to demonstrate substantiation. If the Company's substantiation is deemed to be insufficient by the FTC, the FTC has a variety of enforcement mechanisms available to it, including, but not limited to, monetary penalties. While no assurances can be given, the Company does not believe that any remedies that it may become subject to will have a material adverse effect on the Company's results of operations or financial condition.

The FTC more recently notified the Company that it had concerns about claims being made in one of the Company's infomercials and also raised questions concerning certain aspects of the Company's pricing practices in certain of its infomercials. The Company is responding to these FTC's inquiries.

In addition, in Spring 1997, in accordance with applicable regulations, the Company notified the Consumer Products Safety Commission ("CPSC") of breakages which were occurring in its Fitness Strider product. The Company also notified the CPSC of its replacement of certain parts of the product with upgraded components. The CPSC reviewed the Company's test results in order to assess the adequacy of the upgraded components. The CPSC also undertook its own testing of the product and, in November 1997, informed the Company that the CPSC compliance staff had made a preliminary determination that the Fitness Strider product and upgraded component present a substantial product hazard, as defined under applicable law. The Company and the CPSC staff have discussed voluntary action to address the CPSC's concerns, including replacement of the affected components. At present, management of the Company does not anticipate that any action agreed upon, or action required by the CPSC, will have any material adverse impact on the Company's results of operations or financial condition. The Company has also been contacted by Australian consumer protection regulatory authorities regarding the safety and fitness of the Fitness Strider product and an exercise rider product marketed only in Australia and New Zealand. At this point, the Company cannot predict whether the outcome of these matters regarding the Fitness Strider will have a material adverse impact upon the Company's results of operations or financial condition.

In August 1998, the Company received a notice from the New York Stock Exchange ("NYSE") that the Company did not meet the NYSE's standards for continued listing criteria. The NYSE also requested that the Company provide information regarding any actions taken or proposed by the Company to restore the Company to compliance with the NYSE standards. The Company has responded to the NYSE notification, and in November 1998, the Company received a verbal notice from the NYSE that while the NYSE intends to monitor the Company's compliance with the NYSE listing standards, no action will be taken with respect to this matter at this time.

Other Matters

The Company, in the normal course of business, is a party to litigation relating to trademark and copyright infringement, product liability, contract-related disputes, and other actions. It is the Company's policy to vigorously defend all such claims and enforce its rights in these matters. The Company does not believe any of these actions, either individually or in the aggregate, will have a material adverse effect on the Company's results of operations or financial condition. The Company has also received letters and telephone calls from persons purporting to be stockholders of the Company, concerning their stated intention to commence legal action against the Company and its officers and directors with respect to the Company's financial performance over the recent past as well as the decline in the market price of the Company's common stock and various other matters.

8.  Subsequent Events

Series E Convertible Preferred Stock

On October 23, 1998, the Company announced stockholder approval and consummation of a transaction pursuant to which operational control of the Company was acquired by an investor group led by Stephen C. Lehman. The Company's stockholders approved, among other things, the sale to the investor group of $20.0 million of newly issued shares of Series E Convertible Preferred Stock ("Series E Preferred Stock") by the Company. The Series E Preferred Stock provides for a 4.0% coupon for one year and is convertible into shares of the Company's common stock at a fixed conversion price of $1.50 per share (subject to standard anti-dilution adjustments). Based upon the $1.50 per share fixed conversion price, the Series E Preferred Stock is convertible into 13,333,333 shares of the Company's common stock. Upon consummation of the transaction, the Series D shareholders agreed to certain limitations regarding the sale of the Series D Preferred Stock and the Company's common stock issuable upon conversion and/or exercise of the Series D Preferred Stock and warrants
("Series D Securities"). This includes an agreement not to sell more than fifty percent of the Series D Securities held by them prior to October 23, 1999.

In connection with certain agreements related to the transaction, a management company of which Mr. Lehman and two of his associates are managing members was granted a five year option to purchase up to 212,500 shares of the Company's common stock, subject to certain vesting requirements, at an exercise price of $1.32 per share and warrants to purchase up to 3,762,500 shares of the Company's common stock at exercise prices ranging from $1.32 to $3.00 per share. One million of these warrants may not be transferred to Mr. Lehman, his associates or any employee of the management company. Approximately $16.2 million of the proceeds from the sale of the Series E Preferred Stock was used to repay the Company's outstanding indebtedness to its principal lender at a twenty-five percent discount. The resulting gain on extinguishment of debt of approximately $4.9 million will be recorded in the Company's statement of operations for the period ended December 31, 1998. The remaining proceeds will be used for certain expenses related to the transaction and for working capital purposes. The Company is currently in dispute with its former investment advisor regarding a fee of approximately $1.9 million related to this transaction. The payment, if any, of this fee will be recorded as a reduction of stockholder's equity as a cost of the transaction. In connection with this transaction, three executive officers of the Company waived the change of control provisions in their employment agreements in exchange for the repricing and one year extension on exercise of certain stock options, and in the case of one officer a consulting agreement and payment of one-time bonus. The Company will record a charge for these items in its operating results for the period ended December 31, 1998.

Series B Convertible Preferred Stock Warrants

In addition, the anti-dilution provisions of the Series B Convertible Preferred Stock Warrants ("Series B Warrants") have been triggered resulting in an increase in the adjusted total of outstanding Series B Warrants to approximately
9.5 million and a decrease in the exercise price to approximately $2.37 per share.

Restructuring Charge

As a result of, among other matters, the change in operational control, the Company is presently in the process of reviewing its strategic opportunities for the purpose of restructuring its business operations. The Company has identified and/or is in the process of implementing various restructuring initiatives including, among others, the closure of its Philadelphia, Pennsylvania corporate headquarters and relocation to its offices in Encino, California, the consolidation of its New Zealand and Far East business offices, the closure of unprofitable retail stores in Australia and New Zealand, the closure of certain unprofitable Asian and Eastern European markets and/or transfer to licensee agreements; the restructuring of its North American operations and reductions in other direct and overhead costs and operations. Accordingly, the Company anticipates that it will recognize during the quarter ending December 31, 1998 a restructuring charge in an amount ranging from $10.0 million to $20.0 million with respect to the above initiatives.

Authorized Common Stock

On October 23, 1998 the Company's shareholders approved an amendment of the Company's Certificate of Incorporation increasing the authorized number of shares of common stock of the Company to 150,000,000 shares.

                       CERTAIN FORWARD-LOOKING STATEMENTS

This Report contains "forward-looking" statements regarding potential future events and developments affecting the business of the Company. Such statements relate to, among other things, (i) future operations of the Company, including the impact of any Year 2000 issues encountered by the Company; (ii) the development of new product sales and media, including electronic commerce; (iii) competition for customers for the Company's products; (iv) the uncertainty of developing or obtaining rights to new products that will be accepted by the market and the timing of the introduction of new products into the market; (v) the limited market life of the Company's products; and (vi) other statements about the Company or the direct response or electronic commerce industries.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company is engaged in the direct marketing of consumer products, primarily through infomercials and electronic commerce worldwide. Domestically, the Company has historically been dependent on a limited number of successful products to generate a significant portion of its net revenues. The Company's strategies for future periods are designed to reduce the risk associated with relying on a limited number of successful products for a disproportionate amount of its revenues, expand the Company's leverage of its media expenditures and tailoring the Company's domestic operations to more efficiently deal with the cyclical nature of the Company's business. These strategies include the more effective utilization and leveraging of its global presence and media access, the continued development and marketing of innovative products to enhance its existing infomercial programs, and engineering the most efficient business model for the Company's future operations. International expansion over the last five years has resulted in approximately one-half of the Company's revenues being generated outside of North America. The Company takes advantage of product awareness created by its infomercials and also extends the sales life of its products through non-infomercial distribution channels. These channels include retail arrangements, as well as continuity sales programs; and internet marketing, among others.

THe Company's revenues vary throughout the year. The Company's revenues have historically been highest in its third and fourth fiscal quarters and lower in its first and second fiscal quarters due to fluctuations in the number of television viewers. These seasonal trends have been and may continue to be affected by the timing and success of new product offerings and the potential growth in the Company's electronic commerce businesses.

In the discussion and analysis set forth below, the Company discusses its "EBITDA" and "EBITDA Margin." EBITDA consists of net income before interest, provision for income taxes, depreciation and amortization. EBITDA Margin is EBITDA as a percentage of net revenue. EBITDA does not represent cash flows as defined by generally accepted accounting principles and does not necessarily indicate that cash flows are sufficient to fund all of the Company's liquidity requirements. EBITDA should not be considered in isolation or as a substitute for net income, cash from operating activities or other measures of liquidity determined in accordance with generally accepted accounting principles. The Company believes that EBITDA is a measure of financial performance widely used in the media and internet/electronic commerce industries, and is useful to investors as a measure of the Company's financial performance.

Results of Operations

The following table sets forth operating data of the Company as a percentage of net revenues for the periods indicated below.

                                                            Three Months Ended               Six Months Ended
                                                              September 30,                   September 30,
                                                        ---------------------------     ---------------------------

                                                            1998          1997                 1998           1997
                                                        ------------- -------------     ------------- -------------
            Statement of Operations Data:
            Net revenues                                   100.0%        100.0%              100.0%        100.0%
            Operating costs and expenses:
                Media purchases                              35.4          32.2               34.8          33.5
                Direct costs                                 60.0          67.6               57.9          64.2
                Selling, general and administrative          11.8          21.6               11.9          20.5
                Depreciation and amortization                 1.6           3.5                1.7           2.9
                Write-off of merger related costs               -             -                0.4             -
                Executive compensation                          -             -               (1.1)            -
                Interest expense                              1.4           1.4                1.5           1.1
                                                        ------------- -------------     ------------- -------------
                Total operating costs and expenses          110.2         126.3              107.1         122.2
                                                        ------------- -------------     ------------- -------------
            Loss before income taxes                        (10.2)        (26.3)              (7.1)        (22.2)
                                                        ------------- -------------     ------------- -------------
            Net loss                                        (10.3)%       (26.3)%             (7.2)%       (22.5)%
                                                        ------------- -------------     ------------- -------------
                                                        ------------- -------------     ------------- -------------

Three Months Ended September 30, 1998 As Compared to September 30, 1997

Net Revenues

Net revenues were $86.7 million for the three months ended September 30, 1998, as compared to $54.6 million for the three months ended September 30, 1997, an increase of $32.1 million or 58.8%.

Domestic net revenues for the three months ended September 30, 1998 were $55.9 million as compared to $15.6 million for the three months ended September 30, 1997, an increase of $40.3 million or 258.4%. This increase was primarily attributable to a greater number of successful shows and products being distributed during the current period. The current three month period included five shows with net revenues of $5.0 million or higher, including three shows each of which comprised over 15% of total domestic revenues. The prior year three month period included only one show with net revenues of $5.0 million or higher and only two shows each of which comprised over 15% of total domestic revenues. During the 1997 period, the Great North American Slim Down show generated approximately 43.7% of total domestic net revenues. In the three months ended September 30, 1998 the Red Devil Grill show generated approximately 28.2% of total domestic net revenues.

International net revenues for the three months ended September 30, 1998 were $30.8 million as compared to $39.0 million for the three months ended September 30, 1997, a decrease of $8.2 million or 20.9%. The decrease was primarily attributable to a 37.5% decline in net revenues generated in Japan, of which approximately 11.5% of such decline was due directly to currency devaluation. The Company believes that the decline in Japan was primarily attributable to the current economic turmoil being experienced in that country. In addition, the Company's South Pacific operations continued to experience the negative impact of the economic downturn being experienced throughout that region, which resulted in a significant decline in consumer spending. In addition to the aforementioned impact of the economy, revenues in this region were negatively effected by a lack of successful new shows. The Company's South Pacific revenues for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 decreased approximately $4.6 million or 40.2%. Approximately 14.6% of the decline was a result of currency devaluation. All of these factors are expected to have a continuing impact on third quarter revenues in these regions.

Operating Costs and Expenses

Total operating costs and expenses were $95.5 million for the three months ended September 30, 1998 as compared to $68.9 million for the three months ended September 30, 1997, an increase of $26.6 million or 38.6%. This was principally due to the 58.8% increase in net revenues. This increase was partially offset by reductions in direct costs which declined as a percentage of net revenues and selling, general and administrative expenses.

Media Purchases

Media purchases were $30.7 million for the three months ended September 30, 1998 as compared to $17.6 million for the three months ended September 30, 1997, an increase of $13.1 million or 74.4%. The Company's worldwide ratio of media purchases to net revenues increased to 35.4% for the three months ended September 30, 1998 as compared to 32.2% for the three months ended September 30, 1997. The increase in media purchases as a percentage of net revenues was principally due to the increased proportion of domestic revenues to foreign revenues, which domestic revenues carry greater media costs. Domestic net revenues represented 64.4% of total net revenues for the three months ended September 30, 1998 as compared to 28.5% for the three months ended June 30, 1997. In addition, the Company experienced an increase in international media purchases as a percentage of net sales due to an increase in advertising costs in the European region. This increase was due to costs associated with the Company's lease of the newly launched Eutelstat Satellite. Recent trends indicate an increase in international media costs in total and as a percentage of net revenues due to increased competition and a trend towards minimum guarantees of media purchases. During the second quarter the Company started the process of converting certain of its Asian markets to licensee arrangements. This will reduce future media costs in this region as the licensee will be responsible for media costs.

Direct Costs

Direct costs are principally variable and consist of materials, fulfilllment, program production amortization, commissions and royalties, in-bound telemarketing, credit card charges, warehousing and profit participation payments. Direct costs were $52.0 million for the three months ended September 30, 1998 as compared to $36.9 million for the three months ended September 30, 1997, an increase of $15.1 million or 40.9%. The increase was primarily attributable to the 58.8% increase in net revenues. As a percentage of net revenues, direct costs were 60.0% for the three months ended September 30, 1998 as compared to 67.6% for the three months ended September 30, 1997. The decrease was attributable to the significant reduction in domestic direct costs as a percentage of net revenues which more than offset an increase in international direct costs as a percentage of net revenues. Domestically, the Company realized significant benefits from increased net revenues which offset the impact of certain fixed costs associated with the Company's Phoenix fulfillment facility, which reduced the average cost of fulfillment. Production expense as a percentage of net revenue declined due to the higher success rate of shows and the positive effect of the Company's continuity programs.

Internationally, the increase in direct costs as a percentage of net revenues was due to an increase in the Asian and South Pacific region direct costs as a percentage of net revenues which more than offset a decline in direct costs as a percentage of net revenues in the European region. The decrease in the European region direct costs as a percentage of net revenues was a result of increased revenues and higher average selling prices which caused a reduction in the average fulfillment and telemarketing costs. The Asian and South Pacific regions continue to be negatively impacted by poor economic conditions affecting consumers' purchasing power in these regions, resulting in lower sales volume, and therefore a larger negative impact from certain fixed and semi-fixed costs. In addition, due to the aforementioned factors and a revised operational strategy, the Company recorded a $1.9 million write-down of inventory and a $800,000 write-off of prepaid production costs related to assets held in the Asian and South Pacific regions during the three months ended September 30, 1998. The Company also wrote down $500,000 of inventory purchased for a certain customer in its Latin American market.

Selling, General and Administrative

Selling, general and administrative expenses were $10.2 million for the three months ended September 30, 1998 as compared to $11.8 million for the three months ended September 30, 1997, a decrease of $1.6 million or 13.4%. The decrease was attributable to the Company's continued cost reduction efforts. Selling, general and administrative expenses as a percentage of net revenues decreased from 21.6% for the three months ended September 30, 1997 to 11.8% for the three months ended September 30, 1998, due to the impact of the cost reductions combined with a 58.8% increase in net revenues.

Depreciation and Amortization

Depreciation and amortization were $1.4 million for the three months ended September 30, 1998 as compared to $1.9 million for the three months ended September 30, 1997, a decrease of $500,000, or 25.4%. The decrease in depreciation and amortization was attributable to the write-off of goodwill and other intellectual properties associated with the Company's PRTV subsidiary that was recognized during the fourth quarter of fiscal 1998.

Interest Expense

Interest expense was $1.3 million for the three months ended September 30, 1998, as compared to $800,000 for the three months ended September 30, 1997, an increase of $500,000. This increase was attributable to an increase in the Company's average outstanding indebtedness from approximately $27.0 million during the quarter ended September 30, 1997 to approximately $31.8 million during the quarter ended September 30, 1998. In addition, the interest rate on the Company's loan from its principal lender was approximately three percentage points higher during the current period.

Income Taxes

The Company recorded income tax expense of $105,000 and $7,000 for the three months ended September 30, 1998 and 1997, respectively, attributable to certain Asian and/or South Pacific operations. Income tax benefits have not been recorded during the respective periods on domestic and European losses. These benefits will be recorded when realized, reducing the effective tax rate on future domestic and European earnings if any.

Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA)

EBITDA deficit was $6.2 million for the three months ended September 30, 1998 as compared to an EBITDA deficit of $11.7 million for the three months ended September 30, 1997, an improvement of $5.5 million, or 47.1%. EBITDA margin was (7.1)% and (21.4)% during the three month periods ended September 30, 1998 and 1997, respectively. The improvements in EBITDA and EBITDA margin were primarily attributable to the improvement in the Company's North American and European results of operations.

Net Income

The Company incurred a net loss of $9.0 million for the three months ended September 30, 1998, as compared to a net loss of $14.4 million for the three months ended September 30, 1997. Net income for the current quarter reflects an improvement in the Company's North American and European operations and the reduction in overhead expenses. The improvement has been offset, in part, by the negative impact of the economic downturn in the Asian and South Pacific countries on the Company's international revenues and margins.


Six Months Ended September 30, 1998 As Compared to September 30, 1997

Net Revenues

Net revenues were $169.8 million for the six months ended September 30, 1998, as compared to $121.7 million for the six months ended September 30, 1997, an increase of $48.1 million or 39.5%.

Domestic net revenues for the six months ended September 30, 1998 were $105.1 million as compared to $42.2 million for the six months ended September 30, 1997, an increase of $62.9 million or 148.8%. This increase was primarily attributable to a greater number of successful shows and products during the current period. The current six month period included three shows each of which comprised over 15% of total domestic net revenues including five shows which generated in excess of $10.0 million of net revenues. The prior year six month period included only one show which comprised over 15% of total domestic net revenues and which generated in excess of $10.0 million of net revenues. During the 1997 period, the Great North American Slim Down show generated approximately 45.3% of the domestic net revenues. In the six months ended September 30, 1998, the Red Devil Grill and Larry North II shows generated approximately 23.3% and 20.9%, of total domestic net revenues, respectively.

International net revenues for the six months ended September 30, 1998 were $64.7 million as compared to $79.5 million for the three months ended September 30, 1997, a decrease of $14.8 million or 18.6%. The decrease was attributable to a 42.2% decline in net revenues in Japan, of which approximately 9.2% was attributable to currency devaluation. The Company believes that the decline was attributable to the current economic turmoil in Japan. In addition, the Company's operations in the South Pacific continued to experience the negative impact of the economic downturn throughout that region, which resulted in a significant decline in consumer spending. This region also suffered from a lack of successful new shows. The Company's South Pacific revenues for the six months ended September 30, 1998 as compared to the six months ended September 30, 1997 decreased approximately $8.5 million or 36.7%. Approximately 14.9% of the decline was a result of currency devaluation. All of these factors are expected to have a continuing impact on third quarter net revenues in these regions.

Operating Costs

Total operating costs and expenses were $181.8 million for the six months ended September 30, 1998 as compared to $148.8 million for the six months ended September 30, 1997, an increase of $33.0 million or 22.2%. The increase was principally attributable to the increase in net revenue of 39.5% which was partially offset by a reduction in direct costs as a percentage of net revenues and selling, general and administrative expenses.

Media Purchases

Media purchases were $59.1 million for the six months ended September 30, 1998 as compared to $40.8 million for the six months ended September 30, 1997, an increase of $18.3 million or 44.9%. The Company's worldwide ratio of media purchases to net revenues increased slightly to 34.8% for the six months ended September 30, 1998 as compared to 33.5% for the six months ended September 30, 1997. The increase in media purchases as a percentage of net revenues was principally due to the increased proportion of domestic revenues in relation to foreign revenues, which domestic revenues carry greater media costs. Domestic net revenues represented 61.9% of total net revenues for the six months ended September 30, 1998 as compared to only 34.7% for the six months ended September 30, 1997. In addition, the Company experienced a slight increase in its international advertising to sales ratio primarily in its South Pacific operations due to the decline in revenues.

Direct Costs

Direct costs were $98.3 million for the six months ended September 30, 1998 as compared to $78.1 million for the six months ended September 30, 1997, an increase of $20.2 million or 25.8%. This increase was primarily attributable to the increase in net revenues. As a percentage of net revenues, direct costs were 57.9% for the six months ended September 30, 1998 as compared to 64.2% for the six months ended September 30, 1997. The decrease as a percentage of net revenues was attributable to a significant reduction in domestic direct costs which were more than offset an increase in international direct costs. Domestically, the Company realized the benefits from increased sales volume which offset the impact of certain fixed costs associated with the Company's Phoenix fulfillment facility, which reduced the average cost of fulfillment. Production expense as a percentage of net revenue decreased due to the higher success rate of shows. Internationally, the increase in direct costs as a percentage of net revenues was attributable to an increase in the Asian and South Pacific region direct costs as a percentage of net revenues which more than offset a decline in the European region direct costs as a percentage of net revenues. The European region benefited from higher sales volume and an increase in the average selling price of products which enabled the Company to leverage certain fixed fulfillment and telemarketing costs. Direct costs as a percentage of net revenues increased in the Asian and South Pacific regions due to the effect of lower sales volume in relation to certain fixed and semi-fixed costs. The lower sales volume is a result of the economic conditions that are negatively impacting consumers' purchasing power in this region.

Write-Off of Merger Related Costs

Results for the six months ended September 30, 1998 include the write-off of capitalized costs of $676,000 related to the termination of a proposed merger of the Company with ValueVision.

Executive Compensation

The Company had previously recorded $1,875,000 in compensation expense in connection with 750,000 stock options issued to the Company's chief executive officer and two other executive officers in fiscal 1998. These stock options contained provisions that, upon the occurrence of certain triggering events prior to June 30, 1998, the officers could realize a reduction in the exercise price of the stock options. The recorded expense was reversed in the first quarter of fiscal 1999 as no triggering events occurred as of the June 30, 1998 expiration date.

Selling, General and Administrative

Selling, general and administrative expenses were $20.3 million for the six months ended September 30, 1998 as compared to $24.9 million for the six months ended September 30, 1997, a decrease of $4.6 million or 18.7%. The decrease in costs reflects the Company's continued cost reduction efforts. Selling, general and administrative expenses as a percentage of net revenues decreased from 20.5% for the six months ended September 30, 1997 to 11.9% for the six months ended September 30, 1998, principally due to the Company's cost reduction efforts combined with a 39.5% increase in net revenues.

Depreciation and Amortization

Depreciation and amortization were $2.8 million for the six months ended September 30, 1998 as compared to $3.5 million for the six months ended September 30, 1997, a decrease of $700,000, or 19.6%. The decrease in depreciation and amortization was attributable to the write-off of goodwill and other intellectual properties associated with the Company's PRTV subsidiary that was recognized during the fourth quarter of fiscal 1998.

Interest Expense

Interest expense was $2.5 million for the six months ended September 30, 1998, as compared to $1.4 million for the six months ended September 30, 1997, an increase of $1.1 million. This increase was attributable to an increase in the Company's average outstanding indebtedness from approximately $24.8 million during the six months ended September 30, 1997 to approximately $31.8 million during the six months ended September 30, 1998. In addition, the interest rate on the Company's loan from its principal lender was approximately three percentage points higher during the current period.

Income Taxes

The Company recorded income tax expense of $230,000 and $311,000 for the six months ended September 30, 1998 and 1997, respectively, attributable to its Asian and/or South Pacific Rim operations. Income tax benefits have not been recorded during the respective periods on domestic and European losses. These benefits will be recorded when realized, reducing the effective tax rate on future domestic and European earnings.

Earnings Before Interest, Depreciation and Amortization (EBITDA)

EBITDA deficit was $6.6 million for the six months ended September 30, 1998 as compared to an EBITDA deficit of $22.1 million for the six months ended September 30, 1997, an improvement of $15.5 million or 70.0%. EBITDA margin was (3.9)% and (18.2)% for the six months ended September 30, 1998 and 1997, respectively. The improvements in EBITDA and EBITDA margin were primarily attributable to the improvement in the Company's North American and European results of operations.

Net Income

The Company incurred a net loss of $12.2 million for the six months ended September 30, 1998, compared to a net loss of $27.3 million for the six months ended September 30, 1997. The current six month period reflects the improvement in the Company's North American and European operations and the reduction in overhead expenses. The improvement has been offset, in part, by the negative impact of the economic downturn in the Asian and South Pacific regions.

Liquidity and Capital Resources

The Company's working capital deficit was $4.1 million at September 30, 1998 as compared to a working capital surplus of $9.4 million at March 31, 1998, a decrease of $13.5 million. The Company met its current period cash needs primarily through the liquidation of accounts receivables and inventory. Operating activities for the six months ended September 30, 1998 resulted in a use of cash of $326,000. The Company's cash flow from operations during the six months ended September 30, 1998 was adversely affected by the net loss of approximately $12.2 million.

Consolidated accounts receivable decreased by $8.0 million, or 21.4%, primarily due to a decrease in both international and domestic accounts receivables. This decrease was principally attributable to a decrease in net revenue for the month of September as compared to the month of March for all regions. March has historically been one of the Company's stronger revenue months. Consolidated inventories decreased $8.6 million or 40.5%. This was due to a $4.1 million or 48.6% decrease in domestic inventory, which decrease resulted from higher domestic sales volume and increased inventory turnover. International inventories decreased $4.5 million or 35.1% due to the Company's continued efforts to reduce global inventory levels and a write-down of certain Asian, South Pacific Rim and Latin American inventories.

Deferred costs increased from $4.2 million at March 31, 1998 to $7.6 million at September 30, 1998 principally due to the inclusion of $2.5 million of deferred costs associated with $3.7 million of net revenues that have been deferred in connection with the Company's 30 day free trial offer for its Larry North II and Give Me Five products. Revenues related to the 30 day free trial offer are recorded upon expiration of the trial period. The increase in the domestic backlog from $5.1 million at March 31, 1998 to $7.7 million at September 30, 1998 also contributed to the increase in deferred costs.

On October 23, 1998 the Company received approximately $19.1 million in net proceeds from the sale of $20.0 million face amount of Series E Convertible Preferred Stock to an investor group, as more fully described in Note 8 to the unaudited Condensed Consolidated Financial Statements. The Company is currently in dispute with a former financial advisor regarding a $1.9 million fee related to this transaction. Amounts paid, if any, related to this fee would be recorded as a reduction of stockholder's equity. The Series E Preferred Stock carries a 4.0% coupon for one year and is convertible into 13,333,333 shares of the Company's common stock based on a fixed conversion price of $1.50 per share (subject to adjustment). As part of this transaction , the Company issued a five year option and warrants to purchase up to 212,500 and 3,762,500 shares of the Company's common stock, respectively, at exercise prices ranging from $1.32 to $3.00 per share. Approximately $16.2 million of the proceeds from the issuance of the Series E Preferred Stock was used to repay the Company's outstanding indebtedness to its principle lender at a twenty-five percent discount. The repayment of debt resulted in a gain on extinguishment of approximately $4.9 million which will be recorded in the Company's statement of operations for the period ended December 31, 1998. The remaining proceeds will be used for costs related to the transaction and for working capital purposes.

As a result of the October 23, 1998 transactions, the Company's only significant debt currently outstanding is a $10.0 million loan from ValueVision which is due on January 1, 1999, and in certain cases of default, is convertible into shares of the Company's common stock at a price of $1.073125 per share. The Company is currently in the process of finalizing a new revolving credit facility with a committment of $15.0 - $20.0 million. This facility will be used to repay the aforementioned ValueVision loan and for working capital purposes.

In June 1998, the Company announced the termination of its proposed merger with ValueVision. As a result, the maximum conversion price of the Company's Series D preferred stock and the exercise price of the 1,489,413 warrants held by the Series D investors were automatically adjusted to $1.073125 per share, 101% of the closing bid price of the Company's common stock on the adjustment date.
As a result of the transactions described in Note 8 to the unaudited
Condensed Consolidated Financial Statements, the Series D conversion price was fixed at $1.073125 per share. Based on such conversion price, the Series
D preferred stock is convertible into 18,543,972 shares of the Company's common stock, not including shares of the Company's common stock issuable upon conversion of any accrued premium. In addition, certain anti-dilution provisions of the Series B Convertible Preferred Stock Warrants have been triggered resulting in the number of Series B warrants outstanding increasing to approximately 9.5 million and the exercise price being reduced to approximately $2.37 per share.

The Company's international revenues are subject to foreign exchange risk. To the extent the Company incurs local currency expenses that are based on locally denominated sales volume (order fulfillment and media costs), this exposure is reduced significantly. The Company monitors exchange rate and/or forward contracts when appropriate. The Company's ability to hedge its foreign currency risks may be negatively impacted by its cash position and loss of its foreign currency exchange line. As a result of all forward contracts must be cash collateralized. In the long term, the Company has the ability to change prices to a certain extent in a timely manner in order to react to major currency fluctuations; which may reduce a portion of the risk associated with local currency fluctuations. However, significant currency devaluation and economic downturn being experienced in certain foreign regions will have a negative impact on the Company's operating results and cash flows in fiscal 1999. Currently, the Company's two major foreign currencies are the German deutsch mark and the Japanese yen, each of which has been subject to recent fluctuations. In addition, certain other currencies utilized by the Company, especially the Australian and New Zealand dollar, have experienced devaluation from the prior year.

The Company has reviewed the implications of Year 2000 compliance and is presently undertaking the process to ensure that the Company's information systems and software applications will manage dates beyond 1999. The Company believes that it has allocated adequate resources for this purpose and those planned software upgrades, which are underway and in the normal course of business, will address the Company's internal Year 2000 needs. While the Company expects that efforts on the part of current employees of the Company will be required to monitor Year 2000 issues, no assurances can be given that these efforts will be successful. The Company does not expect the cost of addressing any Year 2000 issue to be a material event or uncertainty that would have a material, adverse effect on future results of operations or financial condition.

The Year 2000 issue developed because most computer systems and programs were designed to record years (e.g. "1998") as two-digit fields (e.g. "98"). When the year 2000 begins, these systems may interpret "00" as the year 1900 and may stop processing date-related computations or process them incorrectly. To prevent this occurrence, the Company has begun examining its computer systems and programs, correcting the problems and testing the results. The Company on or before December 31, 1999 must achieve year 2000 compliance. Also, due to the nature of the Company's time payment offers within its infomercials, certain systems currently refer to dates beyond December 31, 1999 and, therefore, require earlier compliance.

The Company, as with all direct marketing and electronic commerce companies, is heavily dependent upon computer systems for all phases of its operations. For this reason, it is aggressively addressing the Year 2000 issue to mitigate the effect on software performance. During late fiscal 1998, the Company commenced a comprehensive effort to identify and correct the Year 2000 programming issues. By early fiscal 1999 the Company had identified all potential Year 2000 hardware and software issues within both its mainframe processing systems and personal computers worldwide. The Company has initiated a project to address all of the identified Year 2000 issues within its systems, utilizing both internal and external resources.

Also during early fiscal 1999, the Company formed a Year 2000 Compliance Task Force to oversee the project, address all related business issues, and facilitate communication with significant suppliers and service providers. The project was divided into the following phases: (i) identification and inventorying of all systems and software with potential Year 2000 problems; (ii) evaluation of scope of Year 2000 issues and assignment of priorities to each item based upon its importance in the Company's operations; (iii) rectification of Year 2000 issues in accordance with assigned priorities, by correction, upgrade, replacement, or retirement; and (iv) testing for and validation of Year 2000 compliance. Because the Company uses a variety of systems, internally developed and third party provided software, and embedded chip equipment, depending on the business function and location, various aspects of the Company's Year 2000 efforts are in different phases and are proceeding parallel.

The Company's operations are also dependent on the Year 2000 readiness of third parties that do business with the Company. In particular, the Company's systems interact with automated clearing-houses to handle the transfer of cash relating to the sale of the Company's receivables. The Company is also dependent on third-party suppliers of such infrastructure elements as, but not limited to, telephone services, electric power, and water. In addition, the Company depends upon various vendors that manufacture its products, are responsible for in-bound telemarketing, and fulfill customer orders.

The Company has identified and initiated formal communications with key suppliers and merchandise vendors to determine the extent to which the Company will be vulnerable to such parties' failures to address and resolve their Year 2000 issues. In addition, the Company now requires its vendors to provide representations and warranties in all new contracts that there are no Year 2000 issues that could impact vendor performance, and the Company also obtains indemnification for damages it may suffer due to a vendor's failure to comply with Year 2000 requirements.

Although the Company is not aware of any known third party problem that will not be corrected, the Company has limited information concerning the Year 2000 readiness of third parties.

The Company estimates that its systems will be Year 2000 compliant by mid-1999. Aggregate costs for work related to Year 2000 efforts are anticipated to range from approximately $1 to $2 million. Operating costs related to the Year 2000 compliance project will be incurred over several quarters and will be expensed as incurred. The Company incurred $300,000 and $400,000 in expense during the three month and six month period ended September 30, 1998, respectively in connection with its Year 2000 compliance efforts.

The Company expects to implement the changes necessary to address the Year 2000 issue for systems and equipment used within the Company. The Company presently believes that, with modifications to existing software, conversions to new software, and appropriate replacement of equipment, the Year 2000 issue is not likely to pose significant operational problems. However, if unforeseen difficulties arise or such modification, conversions and replacements are not completed in a timely manner, or if the Company's vendors' or suppliers' systems are not modified to become Year 2000 compliant, the Year 2000 issue may have a material impact on the results of operations and financial condition of the Company. The Company is presently unable to assess the likelihood that it will experience significant operational problems due to unresolved Year 2000 problems of third parties. The Company's estimates of the costs of achieving Year 2000 compliance and the date by which Year 2000 compliance will be achieved are based on management's best estimates. These estimates are derived using numerous assumptions about future events including the continued availability of resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved, and actual results could differ materially from these estimates. Specific factors that might cause such differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to locate, correct, and test all relevant computer codes, the success achieved by the Company's suppliers in reaching year 2000 readiness, the timely availability of necessary replacement equipment, and similar uncertainties.

The Company believes the most likely worst-case scenarios that it might confront with respect to the Year 2000 issues have to do with the possible failure in one or more geographic regions of third party systems over which the Company has no control, such as, but not limited to, power and telephone service, and vendors that supply manufactured products and services. The Company is developing a Year 2000 contingency plan, which it expects to complete during the first half of fiscal 2000.

The Company's cash position continues to be pressured by the losses incurred in the first six months of fiscal 1999 and the continued downturn in its Asian and South Pacific operations, however the Company's recent $20.0 million equity infusion and corresponding repayment of its principle lender has greatly improved the Company's liquidity position and ability to attract new financing. The Company needs to continue to implement certain plans and actions designed to rebuild its business, including the continued introduction of successful new shows and products, more successfully leverage its media, return the Company to profitability and to obtain new financing in order to continue as a going concern. No assurance can be given that any of these actions will be successful.

                   FACTORS THAT MAY EFFECT FUTURE PERFORMANCE


Recent Losses; Cash Flow

The Company incurred significant losses in four of its last five fiscal years. The Company also reported a net loss of approximately $12.2 million for the first six months of fiscal 1999. Because of the Company's financial condition as well as other unfavorable conditions, including cash flow problems, the Company's independent auditors stated, on June 29, 1998, that substantial doubt exists as to the Company's ability to continue as a going concern. In response to these issues, the Company developed a business plan and has begun implementing new initiatives designed to increase revenues, reduce costs and return it to profitability; however, if the business plan does not adequately address the circumstances and situations which resulted in the Company's poor performance, the Company would be required to seek alternative forms of financing, the availability of which is uncertain, or be forced to go out of business.

Nature of the Direct Response Marketing and Electronic Commerce Industries

The Company experiences extreme competition for products, customers and media access in the direct response marketing and electronic commerce industries. Accordingly, to be successful, the Company must:

              o Accurately predict consumer needs, market conditions and competition;
              o        Introduce successful products;
              o        Produce compelling infomercials;
              o        Acquire appropriate amounts of media time;
              o        Manage its media time effectively;
              o        Fulfill customer orders timely and efficiently;
              o        Provide courteous and informative customer service;
              o        Maintain adequate vendor relationship and terms;
              o        Enhance successful products to generate additional sales;
              o        Expand the methods used to sell products;
              o        Expand in existing geographic markets; and
              o        Integrate acquired companies and businesses efficiently.

The Company's recent operating results were primarily caused by delays in product introductions, a lack of successful products, failure to adequately leverage its global spending and deteriorating economic conditions in the Asian and South Pacific markets. The Company actively seeks out new products, new sources of products and alternative distribution channels, including retail and the Internet. The Company cannot be sure that inventors and product manufacturers will select it to market their products. Significant delays in product introductions or a lack of successful products could prevent the Company from selling adequate amounts of its products and otherwise have a negative effect on the Company's business.

Dependence on Foreign Sales

The Company markets products to consumers in over 70 countries. In recent years the Company has derived approximately half of its net revenues from sales to customers outside the United States and Canada. The Company's largest international markets are Germany, Asia, primarily Japan and the South Pacific. The economic downturn in the Asian and South Pacific regions has had and, for the foreseeable future, is expected to have, an adverse effect on the Company. The Company's international expansion has increased its working capital requirements due to the additional time required to deliver products abroad and receive payment from foreign countries.

While the Company's foreign operations have the advantage of airing infomercials that have already proven successful in the United States, as well as successful infomercials produced by other infomercial companies with limited media access and distribution capabilities, there can be no assurance that the Company's foreign operations will continue to generate similar revenues or operate profitability. Competition in the international marketplace is increasing rapidly. In addition, the Company is subject to many risks associated with doing business abroad, including:

              o        Adverse fluctuations in currency exchange rates;
              o        Transportation delays and interruptions;
              o        Political and economic disruptions;
              o        The imposition of tariffs and import and export controls;
                       and
              o        Increased customs or local regulations.

The occurrence of any of these risks could have a negative effect on the Company's business.

Entering into New Markets

As the Company enters new markets, it is faced with the uncertainty of never having done business in that country's particular commercial, political and social environment. Accordingly, despite the Company's best efforts, likelihood of success is unpredictable for reasons particular to each new market. It is also possible that, despite the Company's apparently successful entrance into a new market, some unforeseen circumstance could arise which would limit the Company's ability to continue to do business, operate profitably or to expand in that new market.

Dependence on Successful Products; Unpredictable Market Life; Inventory Management and Product Returns

The Company is dependent on its continuing ability to introduce successful new products to supplement or replace existing products as they mature through their product life cycles. The Company's five most successful products each year typically account for a substantial amount of the Company's annual net revenues. Generally, the Company's successful products change from year to year. Accordingly, the Company's future results of operations depend on its ability to introduce successful products consistently and to capture the full revenue potential of each product at all stages of consumer marketing and distribution channel's during the product's life cycle.

In addition to a supply of successful new products, the Company's revenues and results of operations depend on a positive customer response to its infomercials, the effective management of product inventory and other factors. Customer response to infomercials depends on many variables, including the appeal of the products being marketed, the effectiveness of the infomercial, the availability of competing products and the timing and frequency of airings. There can be no assurance that the Company's infomercials will receive market acceptance.

The Company must have an adequate supply of inventory to meet consumer demand. Most of the Company's products have a limited market life, so it is extremely important that the Company generate maximum sales during this time period. If production delays or shortages, poor inventory management or inadequate cash flow prevent the Company from maintaining sufficient inventory, the Company could lose potential product sales, which may never be recouped. In addition, unanticipated obsolescence of a product may occur or problems may arise regarding regulatory, intellectual property, product liability or other issues which adversely affect future sales of a product even though the Company may still hold a large quantity of the product in inventory. Accordingly, the Company's ability to maintain systems and procedures to effectively manage its inventory is of critical importance to the Company's cash flow and results of operations.

The average domestic and international market life of a product is less than two years. Generally, products generate their most significant revenues in their first year of sales. In addition, the Company must adapt to market conditions and competition as well as other factors which may cut short a product's life cycle and adversely affect the Company's results of operations.

The Company offers a limited money-back guarantee on all of its products if the customer is not fully satisfied. Accordingly, the Company's results of operations may be adversely affected by product returns under the Company's guarantee, its product warranty or otherwise. Although the Company establishes reserves against product returns which it believes are adequate based on product mix and returns history, there can be no assurance that the Company will not experience unexpectedly high levels of product returns which exceed the reserves for that product. If product returns do exceed reserves, the Company's results of operations would be adversely affected.

Dependence on Third Party Manufacturers and Service Providers

Substantially all of the Company's products are manufactured by other domestic and foreign companies. In addition, the Company sometimes uses other companies to fulfill orders placed for the Company's products and to provide telemarketing services. If the Company's suppliers are unable, either temporarily or permanently, to deliver products to the Company in time to fulfill sales orders, it could have a material adverse effect on the Company's results of operations. Moreover, because the time from the initial approval of a product by the Company's product development department until the first sale of a product must be short, the Company must be able to cause its product manufacturers to quickly produce high-quality, reasonably priced products for the Company to sell. However, because the Company's primary product manufacturers are foreign companies which require longer lead times for products, any delay in production or delivery would adversely affect sales of the product and the Company's results of operations. In addition, utilization of foreign manufacturers further exposes the Company to the general risks of doing business abroad.

Dependence on Media Access; Effective Management of Media Time

The Company must have access to media time to televise its infomercials on cable and broadcast networks, network affiliates and local stations. The Company purchases a significant amount of media time from cable television and satellite networks, which assemble programming for transmission to cable system operators. If demand for air time increases, cable system operators and broadcasters may limit the amount of time available for these broadcasts. Larger multiple cable system operators have begun selling "dark" time, (i.e., the hours during which a network does not broadcast its own programming) to third parties which may cause prices for such media to rise. Significant increases in the cost of media time or significant decreases in the Company's access to domestic or international media time could negatively affect the Company. In addition, periodic world events may limit the Company's access to air time and reduce the number of persons viewing the Company's infomercials in one or more markets, which would negatively affect the Company for these periods.

Recently, international media suppliers have begun to negotiate for fixed media rates and minimum revenue guarantees, each of which increase the Company's cost of media and risk.

In addition to acquiring adequate amounts of media time, the Company's business depends on its ability to manage efficiently its acquisitions of media time, by analyzing the need for, and making purchases of, long term media and spot media. The Company must also properly allocate its available air time among its current library of infomercials. Whenever the Company makes advance purchases and commitments to purchase media time, it must manage the media time effectively, because the failure to do so could negatively affect the Company's business. If the Company cannot use all of the media time it has acquired, it attempts to sell its excess media time to others. However, there can be no assurance that the Company will be able to use or sell all of its media time.

The Company's long-term media agreement with Mitsui & Co., Ltd. regarding media time in Japan will terminate on January 1, 1999. The Company and Mitsui are negotiating to restructure their relationships in Japan and Asia in order to address changes which have taken place in those markets. If the Company is unable to extend its agreement with Mitsui or any of its other long-term media agreements on reasonable terms as they expire, or to purchase replacement media time at favorable prices, the Company's business could be negatively affected.

In April 1998, the Company began leasing a twenty-four hour transponder on a newly-launched Eutelstat satellite, the "Hotbird IV," which broadcasts across Europe. The Company has incurred significant start-up costs in connection with the transponder lease. If the Company is unable to use effectively or sell the transponder media time, the Company's business could be negatively affected.

Litigation and Regulatory Actions

There have been many lawsuits against companies in the infomercial industry. In recent years, the Company has been involved in significant legal proceedings and regulatory actions by the Federal Trade Commission and Consumer Product Safety Commission, which have resulted in significant costs and charges to the Company. In addition, the Company, its wholly-owned subsidiary, Positive Response Television, Inc. and its chief executive officer, Michael Levey, are subject to FTC consent orders which require them to submit periodic compliance reports to the FTC. Any additional FTC or CPSC violations or significant new litigation could have a negative effect on the Company's business.

In August 1998, the Company received notice from the New York Stock Exchange ("NYSE") that it did not meet the NYSE's standards for continued listing. Representatives from the Company met with the NYSE staff and proposed actions to the NYSE designed to restore its compliance with the listing standards. The NYSE reviewed the Company's compliance plan and informed the Company that, while it would continue to monitor the Company's compliance plan and performance, no action by the NYSE was presently contemplated. If the Company's common stock is delisted from trading on the NYSE, it would have severe negative effects on the Company and its stockholders.

Product Liability Claims

Products sold by the Company may expose it to potential liability from damages claims by users of the products. In certain instances, the Company is able to obtain contractual indemnification rights against these liabilities from the manufacturers of the products. In addition, the Company generally requires its manufacturers to carry product liability insurance. However, National Media cannot be certain that manufacturers will maintain this insurance or that their coverage will be adequate to cover all claims. In addition, the Company cannot be certain that it will be able to maintain its insurance coverage or obtain additional coverage on acceptable terms, or that its insurance will provide adequate coverage against all claims.

Competition

The Company competes directly with companies which generate sales from infomercials and other direct marketing and electronic commerce companies. The Company also competes with a large number of consumer product retailers, many of which have substantially greater financial, marketing and other resources than the Company. Some of these retailers have recently begun, or indicated that they intend to begin, selling products through direct response marketing methods, including sales in various e-commerce channels, such as via the Internet. The Company also competes with companies that make imitations of the Company's products at substantially lower prices, which may be sold in department stores, pharmacies, general merchandise stores and through magazines, newspapers, direct mail advertising, catalogs and the Internet.

Dependence on Key Personnel

The Company's executive officers have substantial experience and expertise in direct response sales and marketing, electronic commerce and media. In particular, the Company is highly dependent on certain of its employees responsible for product development and production of infomercials. If any of these individuals leave the Company, the Company's business could be negatively affected. Steven Lehman, the Company's Chairman of the Board and Chief Executive Officer, Eric Weiss, the Company's Vice Chairman of the Board and Chief Operating Officer and Daniel Yukelson, the Company's Executive Vice President and Chief Financial Officer are currently compensated pursuant to the terms of a consulting agreement. While the Company expects to enter into employment agreements with each of Messrs. Lehman, Weiss and Yukelson, the loss of any of them would negatively affect the Company's business.

Year 2000 Issues

The operation of the Company's business is dependent on its computer hardware, software programs and operating systems. Computer technology is used in several key areas of the Company's business, including merchandise purchasing, inventory management, pricing, sales, shipping and financial reporting, as well as in various administrative functions. The Company has been evaluating its computer technology to identify potential Year 2000 compliance problems and has begun an implementation process with respect thereto. It is anticipated that modification or replacement of some of the Company's computer technology will be necessary to enable the Company's computers to recognize the Year 2000. The Company does not expect that the costs associated with achieving Year 2000 compliance will have a significant effect on its business. In addition, the Company is also dependent on third-party suppliers and vendors and will be vulnerable to such parties' failures to address and resolve their Year 2000 issues. While the Company is not aware of any known third party problems that will not be corrected, the Company has limited information concerning the Year 2000 readiness of third parties. If management is incorrect, Year 2000 problems could have a negative effect on the Company and its business.

Seasonality

The Company's revenues vary throughout the year. The Company's revenues have historically been highest in its third and fourth fiscal quarters and lower in its first and second fiscal quarters due to fluctuations in the number of television viewers. These seasonal trends have been and may continue to be affected by the timing and success of new product offerings and the potential growth in the Company's electronic commerce businesses.

Convertible Securities; Shares Eligible for Future Sale

Sales of a substantial number of shares of the Company's common stock in the public market could adversely affect the market price of the Company's common stock. There are currently 25,466,937 shares of the Company's common stock outstanding, nearly all of which are freely tradeable. In addition, approximately 63.3 million shares of the Company's common stock are currently reserved for issuance upon the exercise of outstanding options and warrants, the conversion of convertible preferred stock and the possible repayment of the ValueVision loan in connection with an event of default. For example, approximately 18.5 million shares of common stock will be issued to holders of the Company's Series D Convertible Preferred Stock (based on a conversion price of $1.073125 per share) and approximately 13.3 million shares of common stock will be issued to holders of the Company's Series E Convertible Preferred Stock (based on a conversion price of $1.50 per share).

Part II.   Other Information

Item 1.   Legal Proceedings

The information contained in Note 7 (Contingent Matters) to the unaudited Condensed Consolidated Financial Statements in Part I of this report is incorporated herein by reference. All of the matters referred to in Note 7 ("Commitments and Contingencies") have been the subject of disclosure in prior reports on Form 10-Q and/or Form 10-K.

Other Matters

The Company, in the normal course of business, is a party to litigation relating to trademark and copyright infringement, product liability, contract-related disputes, and other actions. It is the Company's policy to vigorously defend all such claims and enforce its rights in these areas. The Company does not believe any of these actions either individually or in the aggregate, will have a material adverse effect on the Company's results of operations or financial condition. The Company has also received letters and telephone calls from persons purporting to be stockholders of the Company, concerning their stated intention to commence legal action against the Company and its officers and directors with respect to the Company's financial performance over the recent past as well as the decline in the market price of the Company's common stock and various other matters.


Item 6.  Exhibits and Reports on Form 8-K

(a)      The following exhibits are included herein:

         27.1    Financial Data Schedule.

(b) The Company filed the following Current Reports on Form 8-K during the three month period ended September 30, 1998:

                 (i) Current Report on Form 8-K, dated July 17, 1998.

                      The Company filed the foregoing Current Report on Form 8-K reporting, under Item 5, execution of a letter of intent related to certain transactions (the "Transactions") with NM Acquisition Co., LLC, the holders of the Company's Series D Preferred Stock, ValueVision and the Company's principal lender. The transactions are described more fully under Notes to unaudited Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Conditions and Results of Operations.

                 (ii) Current Report on Form 8-K, dated August 13, 1998.

                      The Company filed the foregoing Current Report on Form 8-K reporting, under Item 5, the execution of definitive documents regarding the Transactions.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               NATIONAL MEDIA CORPORATION


Date:  November 16, 1998   /s/ Stephen C. Lehman
                           -----------------------------------------------------
                               Stephen C. Lehman
                               Chairman of the Board and Chief Executive Officer


Date:  November 16, 1998   /s/ Daniel M. Yukelson
                           -----------------------
                            Daniel M. Yukelson
                            Executive Vice President/Finance and Chief Financial Officer, and Secretary