Form 10-Q
period 1998-12-31
NATIONAL MEDIA CORP
filed 1999-02-19
CIK 70412

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended December 31, 1998

                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to ________ .


                          Commission file number 1-6715


                           NATIONAL MEDIA CORPORATION
                          ---------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          Delaware                                     13-2658741
         ---------                                     ----------
(State or Jurisdiction of                  (I.R.S. Employer Identification No.)
Incorporation or Organization)


                       15821 VENTURA BOULEVARD, 5th FLOOR
                          LOS ANGELES, CALIFORNIA 91436
                       ----------------------------------
               (Address of Principal Executive Offices) (Zip Code)


Registrant's Telephone Number, Including Area Code:  (818) 461-6400
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


Yes  /x/  No  / /


There were 30,547,053 issued and outstanding shares of the registrant's common stock, par value $.01 per share, at January 31, 1999, net of 874,044 shares of common stock held in treasury as of such date.

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                                                               PAGE
                                                                                                               ----
Facing Sheet .....................................................................................................1

Index.............................................................................................................2

Part I.  Financial Information

         Item 1.  Financial Statements (unaudited)
                  Condensed Consolidated Balance Sheets at December 31, 1998 and March 31, 1998...................3

                  Condensed Consolidated Statements of Operations for the
                    three months ended December 31, 1998 and 1997.................................................4

                  Condensed Consolidated Statements of Operations for the
                    nine months ended December 31, 1998 and 1997 ................................................ 5

                  Condensed Consolidated Statements of Cash Flows for the
                    nine months ended December 31, 1998 and 1997................................................. 6

                  Notes to Condensed Consolidated Financial Statements............................................7

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations................................................14


Part II. Other Information

         Item 1.  Legal Proceedings .............................................................................31

         Item 4.  Submission of Matters to a Vote of Security Holders ...........................................31

         Item 6.  Exhibits and Reports on Form 8-K...............................................................32

Signatures.......................................................................................................34


Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
          (In thousands, except number of shares and per share amounts)


                                                                                     DECEMBER 31,      MARCH 31,
                                                                                         1998           1998
                                                                                    -------------  ----------------
                                                                                    (Unaudited)    (See Note Below)

                                     ASSETS
                                     ------
Current assets:

   Cash and cash equivalents ...................................................      $   6,467       $  17,915
   Restricted cash .............................................................            359             400
   Securities available for sale ...............................................          5,700              --
   Accounts receivable, net ....................................................         36,863          37,285
   Income tax receivable .......................................................             --             341
   Inventories, net ............................................................         15,087          21,228
   Deferred costs ..............................................................          6,191           4,191
   Prepaid expenses and other current assets ...................................          3,689           8,731
   Deferred income taxes .......................................................          2,835           2,835
                                                                                      ---------       ---------
     Total current assets ......................................................         77,191          92,926

Property and equipment, net ....................................................          9,252          12,338
Excess of cost over net assets of acquired businesses and
other intangible assets, net ...................................................         33,562          35,877
Other assets ...................................................................          1,247           1,950
                                                                                      ---------       ---------
   Total assets ................................................................      $ 121,252       $ 143,091
                                                                                      ---------       ---------
                                                                                      ---------       ---------

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------

Current liabilities:
   Accounts payable ............................................................      $  22,110       $  21,167
   Accrued expenses ............................................................         37,591          29,713
   Income taxes payable ........................................................            209              --
   Deferred income taxes .......................................................          1,792           1,792
   Current portion of long-term debt and capital lease obligations .............          1,712          30,812
                                                                                      ---------       ---------
     Total current liabilities .................................................         63,414          83,484

Long-term debt and capital lease obligations ...................................            159             469
Deferred income taxes ..........................................................          1,043           1,043
Other liabilities ..............................................................          5,623           3,768

Stockholders' equity:
   Preferred stock, $.01 par value; authorized 10,000,000 shares; issued 5,000 and 81,250 shares Series B convertible preferred stock; and 19,576 and 20,000 shares Series D convertible preferred stock and 20,000 and 0 shares Series E convertible preferred stock at December 31, 1998 and March 31, 1998,
   respectively ................................................................              1               1
   Common stock, $.01 par value; authorized 150,000,000 shares;
     issued 30,653,575 and 26,262,716 shares, respectively .....................            307             263
   Additional paid-in capital ..................................................        182,110         156,975
   Retained earnings (deficit)..................................................       (119,965)        (85,891)
                                                                                      ---------       ---------
                                                                                         62,453          71,348

   Treasury stock, 874,044 and 887,229 shares respectively, at cost ............         (6,701)         (6,802)
   Notes receivable, officers ..................................................           (545)           (139)
   Net unrealized gain on securities available for sale ........................          5,212              --
   Foreign currency translation adjustment .....................................         (9,406)        (10,080)
                                                                                      ---------       ---------
     Total stockholders' equity ................................................         51,013          54,327
                                                                                      ---------       ---------
     Total liabilities and stockholders' equity ................................      $ 121,252       $ 143,091
                                                                                      ---------       ---------
                                                                                      ---------       ---------


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

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                    (In thousands, except per share amounts)



                                                                      THREE MONTHS ENDED DECEMBER 31,
                                                                      -------------------------------
                                                                           1998           1997
                                                                        ----------    -----------
Revenue:
  Product sales ..................................................      $  81,922       $  63,182
  Sales commissions and other ....................................          1,237           1,735
                                                                        ---------       ---------
           Net revenue ...........................................         83,159          64,917

Operating costs and expenses:
  Media purchases ................................................         28,807          20,532
  Direct costs ...................................................         47,926          38,157
  Selling, general and administrative ............................          9,470          10,885
  Depreciation and amortization ..................................          1,394           1,840
  Unusual charges ................................................         21,680             750
  Interest expense ...............................................            528             910
                                                                        ---------       ---------
           Total operating costs and expenses ....................        109,805          73,074
                                                                        ---------       ---------
Loss before income taxes .........................................        (26,646)         (8,157)
Income taxes (benefit) ...........................................            105             (11)
                                                                        ---------       ---------
Loss before extraordinary item ...................................        (26,751)         (8,146)
Extraordinary item - gain on extinguishment of debt, net of income
taxes.............................................................          4,876              --
                                                                        ---------       ---------
Net loss .........................................................      $ (21,875)      $  (8,146)
                                                                        ---------       ---------
                                                                        ---------       ---------
Net loss per common share - basic and diluted:

    Loss before extraordinary item ...............................      $   (1.04)      $   (0.34)
    Extraordinary item - gain on extinguishment of debt ..........           0.18              --
                                                                        ---------       ---------
Net loss per common share ........................................      $   (0.86)      $   (0.34)
                                                                        ---------       ---------
                                                                        ---------       ---------
Weighted average number of common shares outstanding -
basic and diluted ................................................         26,803          25,324
                                                                        ---------       ---------
                                                                        ---------       ---------


           See notes to condensed consolidated financial statements.

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                    (In thousands, except per share amounts)



                                                                      NINE MONTHS ENDED DECEMBER 31,
                                                                      ------------------------------
                                                                          1998            1997
                                                                        ---------       ---------

Revenue:

  Product sales ..................................................      $ 248,826       $ 182,959
  Sales commissions and other ....................................          4,152           3,676
                                                                        ---------       ---------
           Net revenue ...........................................        252,978         186,635

Operating costs and expenses:
  Media purchases ................................................         87,942          61,332
  Direct costs ...................................................        146,184         116,272
  Selling, general and administrative ............................         29,735          35,820
  Depreciation and amortization ..................................          4,221           5,355
  Unusual charges ................................................         20,481             750
  Interest expense ...............................................          3,030           2,299
                                                                        ---------       ---------
          Total operating costs and expenses .....................        291,593         221,828
                                                                        ---------       ---------
Loss before income taxes .........................................        (38,615)        (35,193)
Income taxes .....................................................            335             300
                                                                        ---------       ---------
Loss before extraordinary item ...................................        (39,950)        (35,493)
Extraordinary item - gain on extinguishment of debt, net of income
taxes.............................................................          4,876              --
                                                                        ---------       ---------
Net loss .........................................................      $ (34,074)      $ (35,493)
                                                                        ---------       ---------
                                                                        ---------       ---------
Net loss per common share - basic and diluted:
     Loss before extraordinary item ..............................      $   (1.55)      $   (1.45)
     Extraordinary item - gain on extinguishment of debt .........           0.19              --
                                                                        ---------       ---------
Net loss per common share ........................................      $   (1.36)      $   (1.45)
                                                                        ---------       ---------
                                                                        ---------       ---------
Weighted average number of common shares outstanding -
basic and diluted ................................................         25,898          24,736
                                                                        ---------       ---------
                                                                        ---------       ---------


            See notes to condensed consolidated financial statements.

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                 (In thousands)



                                                                               NINE MONTHS ENDED DECEMBER 31,
                                                                               ------------------------------
                                                                                   1998           1997
                                                                                 --------       --------
Cash flows from operating activities:
Net loss ..................................................................      $(34,074)      $(35,493)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization .........................................         4,221          5,355
    Amortization of loan discount .........................................           581            286
    Gain on extinguishment of debt ........................................        (4,876)            --
    Non-cash executive compensation .......................................          (937)           750
    Non-cash portion of unusual charges ...................................         7,452             --
    Changes in operating assets and liabilities, net ......................        13,787          4,298
    Other .................................................................         3,027          5,304
                                                                                 --------       --------
Net cash used in operating activities .....................................       (10,819)       (19,500)

Cash flows from investing activities:
  Investment in securities available for sale .............................          (488)            --
  Additions to property and equipment .....................................          (871)        (1,805)
  Proceeds from sale of common stock investment ...........................            --          1,025
                                                                                 --------       --------
Net cash used in investing activities .....................................        (1,359)          (780)

Cash flows from financing activities:
  Net proceeds from issuance of preferred stock ...........................        17,943         19,708
  Proceeds from long-term debt ............................................         2,136          8,759
  Payments on long-term debt, notes payable and capital lease obligations .       (27,749)        (1,857)
  Exercise of stock options and warrants ..................................         8,252          1,602
  Loan to officer .........................................................          (406)            --
                                                                                 --------       --------
Net cash provided by financing activities .................................           176         28,212

Effect of exchange rate changes on cash and cash equivalents ..............           554           (156)
                                                                                 --------       --------
      Net (decrease) increase in cash and cash equivalents ................       (11,448)         7,776
Cash and cash equivalents at beginning of period ..........................        17,915          4,058
                                                                                 --------       --------
Cash and cash equivalents at end of period ................................      $  6,467       $ 11,834
                                                                                 --------       --------
                                                                                 --------       --------


            See notes to condensed consolidated financial statements.

                           NATIONAL MEDIA CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                December 31, 1998


1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of National Media Corporation and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1998.

NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement Of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires disclosure of certain information pertaining to a company's operating segments, products and services, geographic areas of operations and major customers. The Company is required to adopt this statement as of the end of the fiscal year ending March 31, 1999. The Company is evaluating the effects of SFAS No. 131 on its financial statement disclosures. SFAS No. 131 will have no effect on the Company's results of operations, financial condition, capital resources or liquidity.

SECURITIES AVAILABLE-FOR-SALE

The Company's marketable securities are categorized as available-for-sale securities as defined by the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized holding gains and losses are reflected as a net amount under a separate component of stockholders' equity until realized.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current presentation.

2.   PER SHARE AMOUNTS

In 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), which replaced primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share are computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed based upon the weighted average number of shares of common stock outstanding during the period plus the dilutive effect of stock options, warrants to purchase common stock, and convertible preferred stock. Earnings per share amounts for all periods have been presented, and where necessary, restated to conform with SFAS No. 128. In computing per share net loss amounts, deemed dividends on preferred stock and certain warrants have been deducted from net income to arrive at net income applicable to common stockholders.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):


                                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                       DECEMBER 31,                DECEMBER 31,
                                                                -------------------------   -------------------------
                                                                  1998           1997           1998          1997
                                                                --------       --------       --------      --------

Net loss .................................................      $(21,875)      $ (8,146)      $(34,074)     $(35,493)
Deemed dividend on convertible preferred stock
and warrants .............................................        (1,200)          (358)        (1,187)(1)      (401)
                                                                --------       --------       --------      --------
Adjusted net loss for basic and diluted earnings
  per share...............................................      $(23,075)      $ (8,504)      $(35,261)     $(35,894)
                                                                --------       --------       --------      --------
                                                                --------       --------       --------      --------
Weighted average shares outstanding - basic and diluted ..        26,803         25,324         25,898        24,736
                                                                --------       --------       --------      --------
                                                                --------       --------       --------      --------
Loss per share - basic and diluted .......................      $  (0.86)      $  (0.34)      $  (1.36)     $  (1.45)
                                                                --------       --------       --------      --------
                                                                --------       --------       --------      --------


(1) Represents reversal of previously recorded accrued premium on Series C Preferred Stock of $690, net of the current premium earned on Series D and E Preferred Stock and Series B Warrants of $1,877.

Convertible preferred stock to purchase 31,649,302 and 4,162,830 shares of common stock, and stock options and warrants to purchase 17,016,024 and 10,986,275 shares of common stock for the three and nine month periods ended December 31, 1998 and 1997, respectively, were not included in the computation of diluted earnings per share due to net losses incurred by the Company during each of the respective periods, the effect of which is antidilutive. The above amounts do not include shares of common stock issuable upon conversion of accrued premium on convertible preferred stock.

3.   LONG-TERM DEBT

In December 1998 the Company entered into a new, three-year credit agreement with a senior lender (the "Credit Agreement"). The Credit Agreement provides for a revolving credit facility with a maximum commitment of $20.0 million, of which up to $7.5 million may be in the form of outstanding letters of credit. Borrowings under the Credit Agreement are limited to a borrowing base consisting of certain eligible domestic accounts receivable and inventory. Outstanding borrowings under the Credit Agreement bear interest, at the option of the Company, at the Prime rate plus one-quarter percent or the London Interbank Offered Rate (LIBOR) plus three percent, however, in no event shall the interest rate charged be less than seven percent per annum. A commitment fee of one-quarter percent per annum is paid on the unused portion of the Credit Agreement.

The Credit Agreement is collateralized by a lien on substantially all of the assets of the Company's domestic subsidiaries, and a pledge of the stock of the Company's foreign subsidiaries. The Credit Agreement contains certain financial covenants, with respect to, among other matters, payment of dividends, maintenance of tangible net worth, and restrictions on borrowings and purchases of fixed assets.

At December 31, 1998, the Company had approximately $636,000 outstanding and approximately $13.6 million of remaining availability under the Credit Facility.

4.   SECURITIES AVAILABLE-FOR-SALE

Securities available for sale consist of common stock of Earthlink Network Inc. ("Earthlink") acquired through the exercise of warrants to purchase the common stock during December 1998. Prior to the three-month period ended December 31, 1998, the common stock underlying the warrants were restricted and, therefore, had been included in the Company's balance sheet in other assets. As a result of the inclusion of these shares in Earthlink's registration statement that was filed with the Securities and Exchange Commission, the Company has classified the common stock as "available for sale" as of December 31, 1998.

At December 31, 1998, the common stock had a cost of approximately $488,000 and a market value of $5.7 million, resulting in an unrealized gain on securities available for sale of $5.2 million that has been recorded as a separate component of stockholders' equity.

Subsequent to December 31, 1998, the Company sold the common stock for net proceeds of $7.0 million, resulting in a gain of approximately $6.5 million that will be included in the statement of operations for the fiscal year ended March 31, 1999.

5.   SERIES E CONVERTIBLE PREFERRED STOCK

The Company consummated a transaction pursuant to which, among other things, operational control of the Company was acquired by an investor group led by Stephen C. Lehman and the Company sold to the investor group $20.0 million of newly issued shares of Series E Convertible Preferred Stock ("Series E Preferred Stock") (the "Transaction"). The Series E Preferred Stock provides for a 4.0% coupon for one year and is convertible into shares of the Company's common stock at a fixed conversion price of $1.50 per share (subject to standard anti-dilution adjustments). Based upon the $1.50 per share fixed conversion price, the Series E Preferred Stock was convertible into 13,333,333 shares of the Company's common stock at issuance. As part of the Transaction, holders of the Company's Series D Preferred Stock sold to the investor group $10.0 million of Series D Preferred shares and 992,942 warrants issued in connection with such shares, and agreed to certain limitations regarding the sale of the Series D Preferred Stock and the Company's common stock issuable upon conversion and/or exercise of the Series D Preferred Stock and underlying warrants ("Series D Securities").

In connection with the Transaction, a management company of which Mr. Lehman and two of his associates are managing members was granted a five-year option to purchase up to 212,500 shares of the Company's common stock, subject to certain vesting requirements, at an exercise price of $1.32 per share and warrants to purchase up to 3,762,500 shares of the Company's common stock at exercise prices ranging from $1.32 to $3.00 per share. 1,000,000 of the warrants may not be transferred to Mr. Lehman, his associates or any employee of the management company.

Approximately $16.1 million of the proceeds from the sale of the Series E Preferred Stock was used to retire approximately $21.5 million in outstanding senior indebtedness to the Company's principal lender under a revolving credit and term loan facility at an approximate twenty-five percent discount. The resulting extraordinary gain of $4.9 million has been recognized by the Company in its statement of operations for the three and nine month periods ended December 31, 1998. The remaining proceeds have been used for certain expenses related to the Transaction and for working capital purposes.

The Company is currently in dispute with its former investment advisor regarding a fee of approximately $1.9 million related to the Transaction. The payment of this fee, if any, will be recorded as a reduction of stockholders' equity as a cost of the Transaction.

In connection with the Transaction, three former executive officers of the Company waived the change of control provisions in their employment agreements in exchange for the repricing and one year extension on the exercise of certain stock options they held. In addition, one officer received a consulting agreement and payment of a one-time bonus. The Company recorded a charge of approximately $1.8 million for these items which is included in unusual charges in the statement of operations for the three and nine month periods ended December 31, 1998.

6.   SERIES B CONVERTIBLE PREFERRED STOCK AND WARRANTS

As a result of the Transaction and other matters, certain anti-dilution provisions of the Company's outstanding Series B Convertible Preferred Stock ("Series B Stock") and the Series B Convertible Preferred Stock Warrants ("Series B Warrants") were triggered resulting in an increase in the total shares of common stock underlying the outstanding Series B Stock from 812,500 shares to approximately 1.2 million shares, and an increase in the Series B Warrants from approximately 4.7 million to approximately 9.5 million and a decrease in the exercise price from approximately $4.80 per share to approximately $2.37 per share.

7.   AUTHORIZED COMMON STOCK

On October 23, 1998 the Company's stockholders approved an amendment of the Company's Certificate of Incorporation increasing the authorized number of shares of common stock of the Company to 150,000,000 shares.

8.   UNUSUAL CHARGES

In connection with the Transaction, the Company adopted a revised business plan that reflects a significant change in the Company's business model under the direction of its new management team and board of directors. As a result, the Company has undertaken specific actions to dramatically reduce its overall cost structure and transition its business model from a television direct marketing company to an electronic commerce company. Certain of these actions had resulted in pre-tax unusual charges during the three months and nine months ended December 31, 1998 of $21.7 million and $20.5 million, respectively.

The unusual charges for the three months ended December 31, 1998 are attributable to a restructuring charge of $13.8 million; a loss of $4.7 million related to the lease of a 24-hour transponder on a European Satellite; $1.2 million of start-up costs associated with the Company's "Everything4Less" membership shopping club; and $1.8 million in costs associated with the waiver of change of control provisions contained in the employment agreements of three former executive officers. The restructuring charge consists of costs associated with the closure of the Company's former corporate headquarters in Philadelphia, Pennsylvania and relocation to the Company's offices in Los Angeles, California; the consolidation of the Company's New Zealand and Far East business offices and closure of retail stores; the closure of certain unprofitable Asian and Eastern European markets and/or transfer to licensee arrangements; the outsourcing of various aspects of the Company's North American operations; $210,000 of non-cash charges attributable to stock options granted under a consulting agreement in connection with the Transaction; and the write-down of production costs related to the change in the Company's fundamental strategy involving the use of its infomercials.

In addition, unusual charges for the nine months ended December 31, 1998 include the write-off of $0.7 million in June 1998 of previously capitalized costs attributable to a proposed merger, and a reduction of compensation expense of $1.9 million in June 1998 attributable to stock options granted to three former executive officers of the Company.

Included in unusual charges for the three and nine months ended December 31, 1998 is $8.4 million and $6.5 million, respectively, of non-cash charges. Included in accrued expenses and other liabilities at December 31, 1998 are reserves for restructuring and other unusual charges of approximately $12.5 million. Management believes these reserves are sufficient to cover all material remaining cash payments associated with the aforementioned unusual charges.

The Company expects the plans associated with the restructing charges to be substantially completed during the first fiscal quarter of 2000. Included in this charge is severance of $2.9 million related to 96 employees. During the period ended December 31, 1998, the Company paid approximately $540,000 of severence to approximately 55 terminated employees related to the restructuring actions. Assets that are no longer in use have been sold or abandoned at December 31, 1998, and/or were written down to their estimated fair market values.

For further information, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 2 of this Form 10-Q.

9.   INCOME TAXES

The Company recorded income tax expense of approximately $105,000 and $335,000 for the three and nine months ended December 31, 1998, respectively, due to tax liabilities associated with its Asian operations. Income tax benefits on domestic and European losses and loss carryovers have been fully reserved until realized.

10.  COMPREHENSIVE INCOME

In April 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). Comprehensive income is defined as the change in equity from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. For the Company, the difference between net income and comprehensive income results from foreign currency translation adjustments and net unrealized gain on securities available for sale.

Comprehensive income for the three and nine months ended December 31, 1998 and 1997 is as follows (in thousands):


                                                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                           DECEMBER 31,                DECEMBER 31,
                                                                     -------------------------   -------------------------
                                                                       1998           1997            1998          1997
                                                                     --------       --------       --------       --------

Net loss .........................................................   $(21,875)      $ (8,146)      $(34,074)      $(35,493)

Other comprehensive income:
    Foreign currency translation adjustments .....................      2,616         (2,417)           674         (3,458)
    Net unrealized gain on securities available for sale .........      5,212           --            5,212           --
                                                                     --------       --------       --------       --------
Total comprehensive income .......................................   $(14,047)      $(10,563)      $(28,188)      $(38,951)
                                                                     --------       --------       --------       --------
                                                                     --------       --------       --------       --------


11.  COMMITMENTS AND CONTINGENCIES

WWOR LITIGATION

In March 1997, WWOR Television filed a complaint for breach of contract in the United States District Court for New Jersey against one of the Company's subsidiaries alleging, among other things, that the subsidiary wrongfully terminated a contract for the purchase of television broadcast time, seeking in excess of $1.0 million in compensatory damages. The Company is contesting the action. At this time, the Company cannot predict the outcome of this matter; however, even if plaintiffs were to succeed on all of its claims, the Company does not believe that such results would have a material adverse impact on the Company's results of operations or financial condition.

REGULATORY MATTERS

In June 1996, the Company received a request from the FTC for additional information regarding one of the Company's infomercials in order to determine whether the Company was operating in compliance with its consent orders. The FTC later advised the Company that it believed the Company had violated one of the consent orders by allegedly failing to substantiate certain claims made in one of its infomercials which it no longer broadcasts in the United States. The Company has entered into a settlement agreement with the FTC staff completely resolving all of the FTC staff's concerns. The settlement is presently pending final approval by the commission. The Company does not believe that the final resolution of this matter will have a material adverse effect on the Company's results of operations or financial condition.

In addition, during 1997, in accordance with applicable regulations, the Company notified the Consumer Products Safety Commission ("CPSC") of breakages that were occurring in its Fitness Strider product. The Company also notified the CPSC of its replacement of certain parts of the product with upgraded components. The CPSC reviewed the Company's test results in order to assess the adequacy of the upgraded components. The CPSC also undertook its own testing of the product and, in November 1997, informed the Company that the CPSC compliance staff had made a preliminary determination that the Fitness Strider product and upgraded components present a substantial product hazard, as defined under applicable law. The Company and the CPSC staff have discussed voluntary action to address the CPSC's concerns, including replacement of the affected components. At present, management of the Company does not anticipate that any action agreed upon, or action required by the CPSC, will have any material adverse impact on the Company's results of operations or financial condition. The Company has also been contacted by Australian consumer protection regulatory authorities regarding the safety and fitness of the Fitness Strider product and an exercise product marketed by the Company only in Australia and New Zealand. At the present time, the Company cannot predict whether the outcome of these matters regarding the Fitness Strider will have a material adverse impact upon the Company's results of operations or financial condition.

In August 1998, the Company received a notice from the New York Stock Exchange ("NYSE") that the Company did not meet the NYSE's standards for continued listing criteria. The NYSE also requested that the Company provide information regarding any actions taken or proposed by the Company to restore the Company to compliance with the NYSE standards. The Company has responded to the NYSE notification, and in November 1998, the Company received written notice from the NYSE that while the NYSE intends to monitor the Company's compliance with the NYSE listing standards, no action will be taken with respect to this matter at this time.

OTHER MATTERS

The Company, in the normal course of business, is a party to litigation relating to trademark, patent and copyright infringement, product liability, contract-related disputes, and other actions. It is the Company's policy to vigorously defend all such claims and enforce its rights in these matters. The Company does not believe any of these actions, either individually or in the aggregate, will have a material adverse effect on the Company's results of operations or financial condition.

                       CERTAIN FORWARD-LOOKING STATEMENTS


THIS REPORT CONTAINS "FORWARD-LOOKING" STATEMENTS REGARDING POTENTIAL FUTURE EVENTS AND DEVELOPMENTS AFFECTING THE BUSINESS OF THE COMPANY. SUCH STATEMENTS RELATE TO, AMONG OTHER THINGS, (I) FUTURE OPERATIONS OF THE COMPANY, INCLUDING THE IMPACT OF ANY YEAR 2000 ISSUES ENCOUNTERED BY THE COMPANY; (II) THE DEVELOPMENT OF NEW PRODUCTS, PRODUCT SALES AND MEDIA, INCLUDING ELECTRONIC COMMERCE; (III) COMPETITION FOR CUSTOMERS FOR THE COMPANY'S PRODUCTS; (IV) THE UNCERTAINTY OF DEVELOPING OR OBTAINING RIGHTS TO NEW PRODUCTS THAT WILL BE ACCEPTED BY THE MARKET,(V.) THE TIMING OF THE INTRODUCTION OF NEW PRODUCTS INTO THE MARKET; (VI.) THE LIMITED MARKET LIFE OF THE COMPANY'S PRODUCTS; AND (VII) OTHER STATEMENTS ABOUT THE COMPANY OR THE DIRECT RESPONSE TELEVISION OR ELECTRONIC COMMERCE INDUSTRIES.

FORWARD-LOOKING STATEMENTS MAY BE INDICATED BY THE WORDS "EXPECTS," "ESTIMATES," "ANTICIPATES," "INTENDS," "PREDICTS," "BELIEVES" OR OTHER SIMILAR EXPRESSIONS. FORWARD-LOOKING STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS REPORT AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND ITS BOARD OF DIRECTORS AND OFFICERS WITH RESPECT TO NUMEROUS ASPECTS OF THE COMPANY AND ITS BUSINESS. THE COMPANY'S ABILITY TO PREDICT RESULTS OR THE EFFECT OF ANY PENDING EVENTS ON THE COMPANY'S OPERATING RESULTS IS INHERENTLY SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING THE RISKS ATTENDANT TO COMPETITION FOR PRODUCTS, CUSTOMERS AND MEDIA ACCESS; THE RISKS OF DOING BUSINESS ABROAD; THE UNCERTAINTY OF DEVELOPING OR OBTAINING RIGHTS TO NEW PRODUCTS THAT WILL BE ACCEPTED BY THE MARKET; THE LIMITED MARKET LIFE OF THE COMPANY'S PRODUCTS; AND THE EFFECTS OF GOVERNMENT REGULATIONS. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company has historically been engaged in the direct marketing of consumer products, primarily through infomercials and more recently through electronic commerce worldwide. Domestically, the Company has been dependent on a limited number of successful products to generate a significant portion of its net revenue. The Company's new strategies for future periods are designed to reduce the risk associated with relying on a limited number of successful products for a disproportionate amount of its revenue, expand the Company's leverage of its media expenditures and tailor the Company's domestic operations to more efficiently deal with the cyclical nature of the Company's business.

On July 16, 1998, the Company announced the execution of a July 10, 1998 letter of intent related to a Transaction pursuant to which an investor group led by Mr. Lehman agreed to acquire a substantial equity interest in, and operational control of, the Company through an investment of $30.0 million. In connection with the Transaction, the investor group consummated the acquisition of $10.0 million of Series D convertible preferred stock along with 992,942 warrants to purchase common stock from a third party. On October 23, 1998, the Company announced consummation of the Transaction resulting in the purchase by the investor group of $20.0 million of newly issued Series E Preferred Stock directly from the Company.

In connection with the Transaction, the Company has substantially revised its business model. The key strategy for the Company's future is the branding of its "Everything-4-Less" membership shopping club. The Company will do this by leveraging its substantial media expenditures, first in North America and then internationally (i.e., using its media more as an advertising vehicle to build a higher awareness of its "Everything-4-Less" membership shopping club). This strategy encompasses the more effective utilization and leveraging of its global presence and media access, the continued development and marketing of innovative products to enhance its existing infomercial programs, the increased emphasis on developing other means of revenue generation such as the shopping club, as well as retail, expanded upsell programs, continuity programs and list rental. The infomercial is now viewed as a vehicle to generate a customer base which will be utilized in various revenue generating initiatives versus the infomercial sale being the end result or merely a one-time sale. International expansion over the last five years has resulted in approximately one-half of the Company's revenues being generated outside of North America. The Company takes advantage of product awareness created by its infomercials and also extends the sales life of its products through non-infomercial distribution channels. These channels include retail arrangements, as well as continuity sales programs, and internet marketing, among others.

The Company's revenue varies throughout the year. The Company's revenue has historically been highest in its third and fourth fiscal quarters and lower in its first and second fiscal quarters due to fluctuations in the number of television viewers. These seasonal trends have been and may continue to be affected by the timing and success of new product offerings and the potential growth in the Company's electronic commerce businesses.

In the discussion and analysis set forth below, the Company discusses its "EBITDA" and "EBITDA Margin." EBITDA consists of net income before interest, provision for income taxes, depreciation and amortization and non-recurring items. EBITDA Margin is EBITDA as a percentage of net revenue. EBITDA does not represent cash flows as defined by generally accepted accounting principles and does not necessarily indicate that cash flows are sufficient to fund all of the Company's liquidity requirements. EBITDA should not be considered in isolation or as a substitute for net income, cash from operating activities or other measures of liquidity determined in accordance with generally accepted accounting principles. The Company believes that EBITDA is a measure of financial performance widely used in the media and internet/electronic commerce industries, and is useful to investors as a measure of the Company's financial performance.

RESULTS OF OPERATIONS

The following table sets forth operating data of the Company as a percentage of net revenues for the periods indicated below.


                                                            Three Months Ended            Nine Months Ended
                                                               December 31,                   December 31,
                                                        ---------------------------     ---------------------------
                                                            1998          1997              1998          1997
                                                        ------------- -------------     ------------- -------------
          Statements of Operations Data:
          Net revenue                                      100.0%        100.0%              100.0%        100.0%
          Operating costs and expenses:
              Media purchases                                34.6          31.6               34.8          32.9
              Direct costs                                   57.6          58.8               57.8          62.3
              Selling, general and administrative            11.4          16.8               11.8          19.2
              Depreciation and amortization                   1.7           2.8                1.7           2.9
              Unusual charges                                26.1           1.2                8.1           0.4
              Interest expense                                0.6           1.4                1.2           1.2
                                                        ------------- -------------     ------------- -------------
              Total operating costs and expenses            132.0         112.6              115.3         118.9
                                                        ------------- -------------     ------------- -------------
          Loss before income taxes                          (32.0)        (12.6)             (15.3)        (18.9)
                                                        ------------- -------------     ------------- -------------
          Extraordinary item                                  5.9             -                1.9             -
                                                        ------------- -------------     ------------- -------------
          Net loss                                          (26.3)%       (12.5)%            (13.5)%       (19.0)%
                                                        ------------- -------------     ------------- -------------
                                                        ------------- -------------     ------------- -------------




THREE MONTHS ENDED DECEMBER 31, 1998 AS COMPARED TO DECEMBER 31, 1997

NET REVENUE

Net revenue was $83.2 million for the three months ended December 31, 1998, as compared to $64.9 million for the three months ended December 31, 1997, an increase of $18.3 million or 28.1%.

Domestic net revenue for the three months ended December 31, 1998 was $50.8 million as compared to $27.8 million for the three months ended December 31, 1997, an increase of $23.0 million or 82.4%. This increase was primarily attributable to a greater number of successful shows and products being distributed during the current period. The current three month period included four shows with net revenues of $5.0 million or greater, including three shows each of which comprised over 15% of the total domestic net revenue. The comparable three month period included only two shows with net revenues of $5.0 million or greater and which comprised over 15% of total domestic net revenue. During the period of 1997, the PVA 10X Mop product generated approximately 41.7% of total domestic net revenue. During the three months ended December 31, 1998, the Larry North II show generated approximately 21.0% of total domestic net revenue.

International net revenue for the three months ended December 31, 1998 was $32.4 million as compared to $37.1 million for the three months ended December 31, 1997, a decrease of $4.7 million or 12.8%. The decrease was primarily attributable to a $3.9 million or 33.8% decline in the Company's South Pacific net revenue. Approximately 7.6% of the decrease in South Pacific revenue was due to currency devaluation. Net revenue in the Company's South Pacific markets was negatively impacted by a lack of successful new shows, as well as the continued impact of the economic downturn being experienced throughout the region, which has resulted in a significant decline in consumer spending. In addition, Asian revenue decreased approximately $500,000 or 5.3% for the three months ended December 31, 1998 as compared to the three months ended December 31, 1997, principally due to the Company's decision to close down its operations in and/or convert certain markets (e.g., Indonesia, Thailand, Malaysia, China) to third-party licensee arrangements. The Asian revenue decrease was offset in part by a 4.6% increase in Japanese net revenue for the three months ended December 31, 1998 as compared to the three months ended December 31, 1997, resulting from a favorable currency impact in the current period.

OPERATING COSTS AND EXPENSES

Total operating costs and expenses were $109.8 million for the three months ended December 31, 1998 as compared to $73.1 million for the three months ended December 31, 1997, an increase of $36.7 million or 50.3%. The three months ended December 31, 1998 included unusual charges of approximately $21.7 million as compared to unusual charges of $750,000 for the three months ended December 31, 1997. Excluding the unusual charges, operating costs and expenses were $88.1 million for the three months ended December 31, 1998 compared to $72.3 million for the three months ended December 31, 1997, an increase of $15.8 million or 21.8%. The increase was principally due to the 28.1% increase in net revenue. This increase was partially offset by reductions in selling, general and administrative expenses.

MEDIA PURCHASES

Media purchases were $28.8 million for the three months ended December 31, 1998 as compared to $20.5 million for the three months ended December 31, 1997, an increase of $8.3 million or 40.3%. The Company's worldwide ratio of media purchases to net revenue increased to 34.6% for the three months ended December 31, 1998 as compared to 31.6% for the three months ended December 31, 1997. The increase in media purchases as a percentage of net revenue was principally due to the increased proportion of domestic net revenue to foreign revenue, which domestic revenue carries greater media costs. Domestic net revenue represented 61.1% of total net revenues for the three months ended December 31, 1998 as compared to 42.9% for the three months ended December 31, 1997. In addition, the Company experienced a decrease in international media purchases as a percentage of net revenue due to the recognition of a loss on media costs involving excess capacity associated with the Company's lease of a transponder on the Eutelstat Satellite, the costs of which are included in unusual charges. Recent trends indicate an increase in international media costs in total and as a percentage of net revenue due to increased competition and a trend towards minimum guarantees of media purchases. The Company is in the process of renegotiating two significant international contracts which currently expire in the fourth fiscal quarter of 1999. The failure to retain or replace these contracts with new media time or alternative means of revenue (i.e. retail, shopping club) would have a negative impact on future European net revenue and/or operating results.

DIRECT COSTS

Direct costs are principally variable and consist of product costs, fulfillment, program production, commissions and royalties, in-bound telemarketing, credit card charges, warehousing and profit participation payments. Direct costs were $47.9 million for the three months ended December 31, 1998 as compared to $38.2 million for the three months ended December 31, 1997, an increase of $9.7 million or 25.6%. The increase was primarily attributable to the 28.1% increase in net revenue. As a percentage of net revenue, direct costs were 57.6% for the three months ended December 31, 1998 and 58.8% for the three months ended December 31, 1997.

While, in the aggregate, direct costs as a percentage of net revenue improved slightly during the three months ended December 31, 1998 as compared to the three months ended December 31, 1997, domestic direct costs increased as a percentage of net revenue and foreign direct costs decreased as a percentage of net revenue. The increase in domestic direct costs as a percentage of net revenue was primarily attributable to increased overall domestic product return rates. The increased domestic return rates were primarily attributable to the Company's product mix, which included a greater portion of intellectual properties than the comparable period in 1997, and included a 30-day deferred payment and return offer. The decrease in foreign direct costs as a percentage of net revenue was primarily attributable to the Company's European businesses. The decline in European direct costs as a percentage of net revenue was a result of increased net revenue and a product mix yielding higher average per transaction sales and a reduction in average fulfillment and telemarketing costs per order. In addition, the European region benefited from reduced direct costs associated with the Company's closure of certain unprofitable Eastern European markets.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $9.5 million for the three months ended December 31, 1998 as compared to $10.9 million for the three months ended December 31, 1997, a decrease of $1.4 million or 13.0%. The decrease was attributable to the Company's continued cost reduction efforts. Selling, general and administrative expenses as a percentage of net revenue decreased from 16.8% for the three months ended December 31, 1997 to 11.4% for the three months ended December 31, 1998, due to the impact of the cost reductions combined with a 28.1% increase in net revenue.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization were $1.4 million for the three months ended December 31, 1998 as compared to $1.8 million for the three months ended December 31, 1997, a decrease of $400,000 or 24.2%. The decrease in depreciation and amortization was primarily attributable to the write-off of goodwill and other intellectual properties associated with the Company's PRTV subsidiary that was recognized during the fourth quarter of fiscal 1998.

UNUSUAL CHARGES

In connection with the Transaction, the Company adopted a revised business plan under the direction of its new management team and board of directors. As a result, the Company has undertaken specific actions to dramatically reduce its overall cost structure and transition its business model from a television direct marketing company to an electronic commerce company. Certain of these actions resulted in pre-tax restructuring and unusual charges during the three months ended December 31, 1998 of $21.7 million.

The Company is continuing to evaluate all areas of its business, however, as a result of the plans discussed below, the Company expects to remove in excess of $10.0 million from its cost structure in fiscal year 2000 and beyond.
These savings are predominantly due to wage related costs; reduced carrying costs of property, plant and equipment; reduced office rent and satellite leasing charges; and other miscellaneous savings.

The restructuring charges are primarily attributable to the following:

         CLOSURE OF PHILADELPHIA, PENNSYLVANIA HEADQUARTERS. The Company made a decision to close its former corporate headquarters in Philadelphia, Pennsylvania and relocate its headquarters to its offices in Los Angeles, California. Included in restructuring charges are $4.1 million of costs associated with the termination of employees, cancellation of lease and other commitments, and the write-down of assets that are no longer in use. Such assets shall be sold or abandoned during the first quarter of fiscal year 2000. A total of 17 employees were terminated as part of the Company's plans to close its corporate offices. Of the 17 employees affected, 11 have been paid and/or left the Company as of December 31, 1998, and 6 shall receive their severance packages and leave the Company during the fourth fiscal quarter of 1999 or first fiscal quarter of 2000.

         CONSOLIDATION OF NEW ZEALAND AND FAR EAST BUSINESS OFFICES AND CLOSURE OF AUSTRALIAN RETAIL STORES. The Company made a decision to reduce the size of its New Zealand work force, and consolidate its previously separate New Zealand and Far East business offices within one location and shut-down unprofitable Australian retail stores. The restructuring charges of $826,000 are primarily comprised of costs associated with the termination of employees, cancellation of lease and commitments, and the write-down of assets that are no longer in use. Such assets have been sold or abandoned as of December 31, 1998. A total of 46 employees were terminated as part of the Company's plans to consolidate the two offices and close certain retail stores. Of the 46 employees affected, 32 have been paid and/or left the Company as of December 31, 1998, and 14 shall receive their severance packages and leave the Company during the fourth fiscal quarter of 1999 or first fiscal quarter of 2000.

         OUTSOURCING OF CERTAIN NORTH AMERICAN OPERATIONS. The Company is in the process of outsourcing various aspects of its North American fulfillment center, customer service operations, and media agency business. As a result, during the quarter ended December 31, 1998 the Company disposed of its media agency subsidiary and is in the process of transitioning its fulfillment and customer service functions to third parties. The costs incurred to date of $4.4 million include costs primarily associated with the termination of employees, cancellation of lease and other commitments, and the write-down of assets to their fair market value.

         CLOSURE OF THE COMPANY'S OPERATIONS IN CERTAIN ASIAN AND EASTERN EUROPEAN MARKETS. Due to the economic downturn in Asia and Eastern Europe, the forecasted sales and opportunities in these regions has decreased significantly from the Company's original plans. Accordingly, the Company has made a decision to exit certain Asian and Eastern European markets and/or transfer such markets to third party licensee arrangements. The costs included in these restructuring charges of $1.9 million are costs incurred to date in connection with the termination of 12 employees, all of which terminations were completed and paid as of December 31, 1998, and the write-down of inventories and uncollectable trade accounts receivable in the affected markets.

         WRITE-DOWN OF PREPAID PRODUCTION. The Company has included in restructuring charges $2.6 million of costs related to the write-down of certain prepaid costs attributable to the production of its infomercials. The Company wrote-down these costs due to the fundamental change in its strategy involving the use of its infomercials. In connection with its revised business model, new electronic commerce platform and other initiatives, the Company has begun utilizing its infomercials not only for the sale of underlying products, but has begun leveraging its infomercial programs and television media to drive memberships in its membership shopping club, "Everything-4-Less", to exploit a retail market and continuity programs for its products, and to create list rental opportunities with respect to its customer base.

Other unusual charges consist of the following:

         SHOPPING CLUB START-UP COSTS. The Company has included in unusual charges $1.2 million of start-up costs associated with the development and production of commercials related to the Company's "Everything-4-Less" membership shopping club.

         EUTELSTAT SATELLITE CONTRACT. The Company entered into a long-term commitment to lease a transponder on the Eutelstat/Q-24 satellite for the life of the satellite. The satellite launched in April 1998, and the Company has an estimated commitment of 10 to 12 years. The Company has classified the satellite contract as unfavorable, as it has estimated that it will be unable to recover certain costs involving excess capacity relating to its lease. Accordingly, the Company has included in unusual charges $4.7 million relating to its inability to recover certain costs attributable to the satellite lease.

         CHANGE OF CONTROL PAYMENTS. As part of the Transaction, the Company recorded severance charges of $1.8 million associated with the waiver of the change of control provisions contained in the employment agreements of three former executive officers.

         CONSULTING FEES. In connection with the Transaction, the Company recorded a non-cash charge of $210,000 in connection with a five year option to purchase up to 212,500 shares of the Company's common stock at an exercise price of $1.32 per share. The stock options were granted under a consulting agreement to a management company of which Mr. Lehman and two of his associates are managing members.

INTEREST EXPENSE

Interest expense was $528,000 for the three months ended December 31, 1998, as compared to $910,000 for the three months ended December 31, 1997, a decrease of $382,000. This decrease was attributable to a decrease in the Company's average outstanding indebtedness from approximately $26.6 million during the quarter ended December 31, 1997 to approximately $14.1 million during the quarter ended December 31, 1998, resulting from retirement of $21.5 million in outstanding indebtedness to its principal lender in October 1998 and repayment of $10.0 million outstanding indebtedness to ValueVision International, Inc. ("ValueVision) in December 1998.

INCOME TAXES

The Company recorded income tax expense of $105,000 for the three months ended December 31, 1998 attributable to certain Asian operations. Income tax benefits have not been recorded during the respective periods for domestic and European losses and have been fully reserved for. These benefits will be recorded when realized, reducing the effective tax rate on future domestic and European earnings, if any.

EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF LONG-TERM DEBT

The gain on extinguishment of long-term debt resulted from the Company's retirement of its approximately $21.5 million debt outstanding under a revolving credit and term loan facility with its then principal lender at a twenty-five percent discount.

EARNINGS BEFORE INTEREST, INCOME TAXES, DEPRECIATION AND AMORTIZATION (EBITDA)

EBITDA deficit exclusive of unusual charges and gain on extinguishment of debt was $3.0 million for the three months ended December 31, 1998 as compared to an EBITDA deficit exclusive of unusual charges of $4.7 million for the three months ended December 31, 1997, a decrease of $1.6 million or 34.6%. EBITDA margin, exclusive of the above items, was (3.7)% and (7.2)% during the three month periods ended December 31, 1998 and 1997, respectively.

NET INCOME

The Company incurred a net loss of $21.9 million for the three months ended December 31, 1998, as compared to a net loss of $8.1 million for the three months ended December 31, 1997. Net loss for the December 31, 1998 quarter includes unusual charges of $21.7 million and a gain on extinguishment of debt of $4.9 million. Net loss for the December 31, 1997 quarter included unusual charges of $750,000. Excluding these items, net loss was $5.1 million for the three months ended December 31, 1998, as compared to a net loss of $7.4 million for the three months ended December 31, 1997, a decrease of $2.3 million or 31.4%.

NINE MONTHS ENDED DECEMBER 31, 1998 AS COMPARED TO DECEMBER 31, 1997

NET REVENUE

Net revenue was $253.0 million for the nine months ended December 31, 1998 as compared to $186.6 million for the nine months ended December 31, 1997, an increase of $66.4 million or 35.5%.

Domestic net revenue for the nine months ended December 31, 1998 was $155.8 million as compared to $70.0 million for the nine months ended December 31, 1997, an increase of $85.8 million or 122.4%. The increase was primarily attributable to a greater number of successful infomercials and products during the current period. The nine month period ended December 31, 1998 included five shows which generated over $15.0 million in net revenue and only one show which comprised over 15% of total domestic net revenues. The comparable nine month period of fiscal 1998 included only one show which generated in excess of $15.0 million of net revenue and which comprised over 15% of total domestic net revenue. During the fiscal 1998 period, the Great North American Slim Down show generated approximately 28.7% of the domestic net revenues. During the nine months ended December 31, 1998, the Larry North II show generated approximately 21.0% of total domestic net revenue.

International net revenue for the nine months ended December 31, 1998 was $97.2 million as compared to $116.6 million for the three months ended December 31, 1997, a decrease of $19.4 million or 16.7%. The decrease was attributable to a 29.7% decline in net revenue in Japan, of which approximately 5.7% was attributable to currency devaluation and the current economic climate in Japan. In addition, the Company's operations in the South Pacific continued to experience the negative impact of the economic downturn throughout that region, which resulted in a significant decline in consumer spending. This region also suffered from a lack of successful new shows. The Company's South Pacific revenue for the nine months ended December 31, 1998 as compared to the nine months ended December 31, 1997 decreased approximately $12.3 million or 35.7%. Approximately 12.6% of the decline was the result of currency devaluation.

OPERATING COSTS

Total operating costs and expenses were $291.6 million for the nine months ended December 31, 1998 as compared to $221.8 million for the nine months ended December 31, 1997, an increase of $69.8 million or 31.5%. Included in the nine months ended December 31, 1998 and 1997 were unusual charges of $20.5 million and $750,000 respectively. Excluding the unusual charges, operating costs for the nine months ended December 31, 1998 increased by $50.0 million or 22.6% over operating costs for the nine months ended December 31, 1997. The increase was principally attributable to the increase in net revenue of 35.5% which was partially offset by a reduction in direct costs as a percentage of net revenues and a decrease in selling, general and administrative expenses.

MEDIA PURCHASES

Media purchases were $87.9 million for the nine months ended December 31, 1998 as compared to $61.3 million for the nine months ended December 31, 1997, an increase of $26.6 million or 43.4%. The Company's worldwide ratio of media purchases to net revenue increased to 34.8% for the nine months ended December 31, 1998 as compared to 32.9% for the nine months ended December 31, 1997. The increase in media purchases as a percentage of net revenue was attributable to the increased proportion of domestic revenue in relation to foreign revenue, which domestic revenue carry greater media costs. Domestic net revenue represented 61.6% of total net revenue for the nine months ended December 31, 1998 as compared to only 37.5% for the nine months ended December 31, 1997.

DIRECT COSTS

Direct costs were $146.2 million for the nine months ended December 31, 1998 as compared to $116.2 million for the nine months ended December 31, 1997, an increase of $30.0 million or 25.7%. The increase was primarily attributable to the 35.5% increase in net revenue. As a percentage of net revenue, direct costs were 57.8% for the nine months ended December 31, 1998 as compared to 62.3% for the nine months ended December 31, 1997. The decrease as a percentage of net revenue was attributable to a reduction in domestic direct costs.
International direct costs as a percentage of net revenue remained consistent with the prior year period.

The decrease in domestic direct costs as a percentage of net revenue was primarily attributable to increased domestic net revenue and the nature of certain fixed costs associated with the Company's North American fulfillment center and television production facility.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $29.7 million for the nine months ended December 31, 1998 as compared to $35.8 million for the nine months ended December 31, 1997, a decrease of $6.1 million or 17.0%. The decrease in selling, general and administrative costs reflects the Company's continued cost reduction and restructuring efforts. Selling, general and administrative expenses as a percentage of net revenue decreased from 19.2% for the nine months ended December 31, 1997 to 11.8% for the nine months ended December 31, 1998, principally due to the Company's cost reduction and restructuring efforts combined with the 35.5% increase in net revenue.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization were $4.2 million for the nine months ended December 31, 1998 as compared to $5.4 million for the nine months ended December 31, 1997, a decrease of $1.2 million, or 21.2%. The decrease in depreciation and amortization was attributable to the write-off of goodwill and other intellectual properties associated with the Company's PRTV subsidiary that was recognized during the fourth quarter of fiscal 1998.

UNUSUAL CHARGES

In connection with the Transaction, the Company adopted a revised business plan under the direction of its new management team and board of directors. As a result, the Company has undertaken specific actions to dramatically reduce its overall cost structure and transition its business model from a television direct marketing company to an electronic commerce company. Certain of these actions had resulted in pre-tax restructuring and unusual charges during the nine months ended December 31, 1998 of $20.5 million.

The Company is continuing to evaluate all areas of its business, however, as a result of the plans discussed below, the Company expects to remove in excess of $10.0 million from its cost structure in fiscal year 2000 and beyond. These savings are predominantly due to wage related costs; reduced carrying costs of property, plant and equipment; reduced office rent and satellite leasing charges; and other miscellaneous savings.

The restructuring charges are primarily attributable to the following:

         CLOSURE OF PHILADELPHIA, PENNSYLVANIA HEADQUARTERS. The Company made a decision to close its former corporate headquarters in Philadelphia, Pennsylvania and relocate its headquarters to its offices in Los Angeles, California. Included in restructuring charges are $4.1 million of costs associated with the termination of employees, cancellation of lease and other commitments, and the write-down of assets that are no longer in use. Such assets shall be sold or abandoned during the first quarter of fiscal year 2000. A total of 17 employees were terminated as part of the Company's plans to close its corporate offices. Of the 17 employees affected, 11 have been paid and/or left the Company as of December 31, 1998, and 6 shall receive their severance packages and leave the Company during the fourth fiscal quarter of 1999 or first fiscal quarter of 2000.

         CONSOLIDATION OF NEW ZEALAND AND FAR EAST BUSINESS OFFICES AND CLOSURE OF AUSTRALIAN RETAIL STORES. The Company made a decision to reduce the size of its New Zealand work force, and consolidate its previously separate New Zealand and Far East business offices within one location and shut-down unprofitable Australian retail stores. The restructuring charges of $826,000 are primarily comprised of costs associated with the termination of employees, cancellation of lease and commitments, and the write-down of assets that are no longer in use. Such assets have been sold or abandoned as of December 31, 1998. A total of 46 employees were terminated as part of the Company's plans to consolidate the two offices and close certain retail stores. Of the 46 employees affected, 32 have been paid and/or left the Company as of December 31, 1998, and 14 shall receive their severance packages and leave the Company during the fourth fiscal quarter of 1999 or first fiscal quarter of 2000.

         OUTSOURCING OF CERTAIN NORTH AMERICAN OPERATIONS. The Company is in the process of outsourcing various aspects of its North American fulfillment center, customer service operations, and media agency business. As a result, during the quarter ended December 31, 1998 the Company disposed of its media agency subsidiary and is in the process of transitioning its fulfillment and customer service functions to third parties. The costs incurred to date of $4.4 million include costs primarily associated with the termination of employees, cancellation of lease and other commitments, and the write-down of assets to their fair market value.

         CLOSURE OF THE COMPANY'S OPERATIONS IN CERTAIN ASIAN AND EASTERN EUROPEAN MARKETS. Due to the economic downturn in Asia and Eastern Europe, the forecasted sales and opportunities in these regions has decreased significantly from the Company's original plans. Accordingly, the Company has made a decision to exit certain Asian and Eastern European markets and/or transfer such markets to third party licensee arrangements. The costs included in these restructuring charges of $1.9 million are costs incurred to date in connection with the termination of 12 employees, all of which terminations were completed and paid as of December 31, 1998, and the write-down of inventories and uncollectable trade accounts receivable in the affected markets.

         WRITE-DOWN OF PREPAID PRODUCTION. The Company has included in restructuring charges $2.6 million of costs related to the write-down of certain prepaid costs attributable to the production of its infomercials. The Company wrote-down these costs due to the fundamental change in its strategy involving the use of its infomercials. In connection with its revised business model, new electronic commerce platform and other initiatives, the Company has begun utilizing its infomercials not only for the sale of underlying products, but has begun leveraging its infomercial programs and television media to drive memberships in its membership shopping club, "Everything-4-Less", to exploit a retail market and continuity programs for its products, and to create list rental opportunities with respect to its customer base.

Other Unusual charges consist of the following:

         SHOPPING CLUB START-UP COSTS. The Company has included in unusual charges $1.2 million of start-up costs associated with the development and production of commercials related to the Company's "Everything-4-Less" membership shopping club.

         EUTELSTAT SATELLITE CONTRACT. The Company entered into a long-term commitment to lease a transponder on the Eutelstat/Q-24 satellite for the life of the satellite. The satellite launched in April 1998, and the Company has an estimated commitment of 10 to 12 years. The Company has classified the satellite contract as unfavorable, as it has estimated that it will be unable to recover certain costs relating to its lease. Accordingly, the Company has included in unusual charges $4.7 million relating to its inability to recover the costs attributable to the Satellite lease.

         CHANGE OF CONTROL PAYMENTS. As part of the Transaction the Company recorded severance charges of $1.8 million associated with the waiver of the change of control provisions contained in the employment agreements of three former executive officers.

         CONSULTING FEES. In connection with the Transaction, the Company recorded a non-cash charge of $210,000 in connection with a five year option to purchase up to 212,500 shares of the Company's common stock at an exercise price of $1.32 per share. The stock options were granted under a consulting agreement to a management company of which Mr. Lehman and two of his associates are managing members.

         WRITE-OFF OF MERGER COSTS. In June 1998, the Company wrote-off capitalized costs of $0.7 million related to the termination of the Company's intended merger with ValueVision.

         NON-CASH EXECUTIVE COMPENSATION. The Company had previously recorded compensation expense of $1.9 million in connection with 750,000 stock options issued to three executive officers during fiscal 1998. $750,000 of this charge was recorded during the three months ended December 31, 1997. The stock options contained provisions that, upon the occurrence of certain triggering events prior to June 30, 1998, the exercise price of the stock options would be reduced. The previously recorded expense was reversed in the first fiscal quarter of 1999 as no triggering events occurred as of the June 30, 1998 expiration date.

INTEREST EXPENSE

Interest expense was $3.0 million for the nine months ended December 31, 1998, as compared to $2.3 million for the nine months ended December 31, 1997, an increase of $700,000. This increase was primarily attributable to the interest rate on the Company's loan from its principal lender being approximately three percentage points higher during the current nine month period.

INCOME TAXES

The Company recorded income tax expense of $335,000 and $300,000 for the nine months ended December 31, 1998 and 1997, respectively, attributable to its Asian operations. Income tax benefits have not been recorded during the respective periods on domestic and European losses and have been fully reserved for. These benefits will be recorded when realized, reducing the effective tax rate on future domestic and European earnings.

EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF LONG-TERM DEBT

The gain on extinguishment of long-term debt resulted from the Company's retirement of its approximately $21.5 million debt outstanding under a revolving credit and term loan with its then principal lender at a twenty-five percent discount.

EARNINGS BEFORE INTEREST, DEPRECIATION AND AMORTIZATION (EBITDA)

EBITDA deficit, exclusive of the unusual charges and gain on extinguishment of debt, was $10.9 million for the nine months ended December 31, 1998 as compared to an EBITDA deficit of $26.8 million for the nine months ended December 31, 1997, an improvement of $15.9 million or 59.4%. EBITDA margin, exclusive of the above items, was (4.3)% and (14.4)% for the nine months ended December 31, 1998 and 1997, respectively. The improvements in EBITDA and EBITDA margin were primarily attributable to the improvement in the Company's domestic and European results of operations.

NET INCOME

The Company incurred a net loss of $34.1 million for the nine months ended December 31, 1998, as compared to a net loss of $35.5 million for the nine months ended December 31, 1997. The current nine month period includes unusual charges of $20.5 million and a gain on extinguishment of debt of $4.9 million. The nine month period ended December 31, 1997 included unusual charges of $750,000. Excluding these items, the Company incurred a net loss of $18.5 million for the nine months ended December 31, 1998 compared to a net loss of $34.7 million for the nine months ended December 31, 1997. This represents a $16.3 million or 46.8% improvement over the loss for the nine months ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $13.8 million at December 31, 1998 as compared to a $9.4 million at March 31, 1998, an increase of $4.4 million. The increase was primarily attributable to the $5.7 million increase in securities available for sale, the reduction of debt with proceeds from the sale of Series E Preferred Stock and the exercise of stock options and warrants. The Company met its current period cash needs primarily through the sale of inventory and cash proceeds from the aforementioned equity transactions. Operating activities for the nine months ended December 31, 1998 resulted in a use of cash of $10.8 million. The Company's cash flow from operations during the nine months ended December 31, 1998 was adversely impacted by the net loss of approximately $34.1 million.

Consolidated accounts receivable decreased by $400,000, or 1.1%, primarily due to an increase in domestic accounts receivables of $1.6 million offset by a decrease in international accounts receivable of $2.0 million. Domestic accounts receivable increased due to an increase in time payment receivables related to sales of higher priced products. International accounts receivable have decreased due to the decrease in sales volume in the Asian and South Pacific regions. This decrease was principally attributable to a decrease in net revenue for the month of December as compared to the month of March for these regions. March has historically been one of the Company's stronger revenue months.

Consolidated inventories decreased $6.1 million or 28.9%. This was attributable to a $2.5 million or 29.4% decrease in domestic inventory. This decrease resulted from higher domestic sales volume and increased inventory turnover. International inventories decreased $3.6 million or 28.6% attributable to the Company's continued efforts to reduce global inventory levels and a write-down of certain Asian, South Pacific, Eastern European and Latin American inventories.

Accrued expenses increased from $29.7 million at March 31, 1998 to $37.6 million at December 31, 1998 primarily due to the restructuring reserve discussed in Note 8 to the unaudited Condensed Consolidated Financial Statements.

The Company received approximately $17.9 million in net proceeds from the Transaction, as more fully described in Note 5 to the unaudited Condensed Consolidated Financial Statements. The Series E Preferred Stock sold in connection with the Transaction carries a 4.0% coupon for one year and is convertible into 13,333,333 shares of the Company's common stock based on a fixed conversion price of $1.50 per share (subject to adjustment). In connection with the Transaction, the Company issued five year options and warrants to purchase up to 212,500 and 3,762,500 shares of the Company's common stock, respectively, at exercise prices ranging from $1.32 to $3.00 per share. Approximately $16.1 million of the proceeds of the Transaction was used to retire the Company's outstanding indebtedness to its principal lender at a twenty-five percent discount. The repayment of debt resulted in an extraordinary gain on extinguishment of approximately $4.9 million which is recorded in the Company's statement of operations for the three and nine months ended December 31, 1998. The remaining proceeds were used for costs related to the Transaction and for working capital purposes. The Company is currently in dispute with a former financial advisor regarding a $1.9 million fee related to the Transaction. Amounts that may be paid, if any, related to this fee shall be recorded as a reduction of stockholders' equity.

In December 1998, the Company repaid a $10.0 million loan to ValueVision with existing working capital and proceeds of approximately $2.0 million related to the exercise of 750,000 stock options held by ValueVision. In addition, during December 1998 the Company also entered into a new revolving credit facility in the amount of $20.0 million as more fully described in Note 3 to the unaudited Condensed Consolidated Financial Statements. At December 31, 1998, the Company had $13.6 million of remaining availability under this facility and $636,000 was outstanding.

Stockholders' equity of the Company at December 31, 1998 included an unrealized gain of $5.2 million on securities available-for-sale. The securities were sold subsequent to December 31, 1998 resulting in a realized gain of approximately $6.5 million.

In June 1998, the Company announced the termination of its proposed merger with ValueVision. As a result, the maximum conversion price of the Company's Series D preferred stock and the exercise price of the 1,489,413 warrants held by holders of the Series D Preferred Stock were automatically adjusted to $1.073125 per share. As a result of the Transaction, the Series D conversion price was subsequently fixed at $1.073125 per share. Based on such conversion price, the $19.6 million of outstanding shares of Series D preferred stock at December 31, 1998 are convertible into 18,241,899 shares of the Company's common stock, not including shares of the Company's common stock issuable upon conversion of any accrued premium. In addition, certain anti-dilution provisions of the Series B Stock and Series B Warrants were triggered resulting in an increase in the total shares of common stock underlying these securities to increase from approximately 5.5 million shares to approximately 10.7 million shares, and a decrease in the exercise price of the warrants from approximately $4.80 per share to approximately $2.37 per share.

The Company's foreign revenue is subject to exchange risk. To the extent the Company incurs local currency expenses that are based on locally denominated sales volume (order fulfillment and media costs), the exposure is reduced significantly. The Company monitors exchange rate and/or forward contracts when appropriate. As a result of the aforementioned capital infusion and new credit facility the Company has an ability to hedge its currency risk. During the third fiscal quarter of 1999 the Company entered into forward contracts to hedge its Japanese Yen position. In the long term, the Company has the ability to change prices to a certain extent in a timely manner in order to react to major currency fluctuations; which may reduce a portion of the risk associated with local currency fluctuations. However, the significant currency devaluation and economic downturn being experienced in certain foreign regions will have a negative impact on the Company's operating results and cash flows in fiscal 1999. Currently, the Company's three major foreign currencies are the European Economic Union's Euro, German deutsch mark and the Japanese yen, each of which has been subject to recent fluctuations. In addition, certain other currencies utilized by the Company, especially the Australian and New Zealand dollar, have experienced devaluation from the prior year.

The Company's cash position continues to be pressured by the losses incurred in the first nine months of fiscal 1999 and the continued downturn in its Asian and South Pacific operations, however the Company's recent $20.0 million equity infusion, its new $20.0 million new credit facility and corresponding repayment of its outstanding indebtedness has greatly improved the Company's liquidity position. The Company needs to continue to implement certain plans and actions designed to rebuild its business, including the continued introduction of successful new shows and products, more successfully leverage its media, and to return the Company to profitability in order to continue as a going concern. No assurance can be given that any of these actions will be successful.

YEAR 2000 IMPLICATIONS

The Company has reviewed the implications of Year 2000 (i.e., "Y2K") compliance and is presently undertaking the process to ensure that the Company's information systems and software applications will manage dates beyond 1999. The Company believes that it has allocated adequate resources for this purpose and those planned software upgrades, which are underway and in the normal course of business, will address the Company's internal Year 2000 needs. While the Company expects that efforts on the part of current employees of the Company will be required to monitor Year 2000 issues, no assurances can be given that these efforts will be successful. The Company does not expect the cost of addressing any Year 2000 issue to be a material event or uncertainty that would have a material, adverse effect on future results of operations or financial condition.

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

The Company estimates that its systems will be Year 2000 compliant by mid-1999. Aggregate costs for work related to Year 2000 efforts are anticipated to range from approximately $1 to $2 million. Operating costs related to the Year 2000 compliance project will be incurred over several quarters and will be expensed as incurred. The Company incurred approximately $350,000 and $750,000 in expenses during the three month and nine month period ended December 31, 1998, respectively in connection with its Year 2000 compliance efforts.

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

OTHER

The Company announced that it will hold a special meeting of stockholders on February 25, 1999 to consider and vote upon an amendment of the Company's Certificate of Incorporation to change the name of the Company to e4L, Inc.

FACTORS THAT MAY EFFECT FUTURE PERFORMANCE

RECENT LOSSES; CASH FLOW

The Company incurred significant losses in four of its last five fiscal years. The Company also reported a net loss of approximately $34.1 million for the first nine months of fiscal 1999. Because of the Company's financial condition as well as other unfavorable conditions, including cash flow problems, the Company's independent auditors stated, on June 29, 1998, that substantial doubt exists as to the Company's ability to continue as a going concern. In response to these issues, the Company developed a business plan and has begun implementing new initiatives designed to increase revenues, reduce costs and return it to profitability; however, if the business plan does not adequately address the circumstances and situations which resulted in the Company's poor performance, the Company would be required to seek alternative forms of financing, the availability of which is uncertain, or be forced to go out of business.

NATURE OF THE DIRECT RESPONSE MARKETING AND ELECTRONIC COMMERCE INDUSTRIES.

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

DEPENDENCE AND FOREIGN SALES

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

While the Company's foreign operations have the advantage of airing infomercials that have already proven successful in the United States, as well as successful infomercials produced by other infomercial companies with limited media access and distribution capabilities, there can be no assurance that the Company's foreign operations will continue to generate similar revenues or operate profitability. Competition in the international marketplace is increasing rapidly. In addition, the Company is subject to many risks associated with doing business abroad including:

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

ENTERING INTO NEW MARKETS

As the Company enters new markets, it is faced with the uncertainty of never having done business in that country's particular commercial, political and social environment. Accordingly, despite the Company's best efforts, likelihood of success is unpredictable for reasons particular to each new market. It is also possible that, despite the Company's apparently successful entrance into a new market, some unforeseen circumstance could arise which would limit the Company's ability to continue to do business, operate profitability or to expand in that new market.

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

DEPENDENCE ON THIRD PARTY MANUFACTURERS AND SERVICE PROVIDERS

Substantially all of the Company's products are manufactured by other domestic and foreign companies. In addition, the Company sometimes uses other companies to fulfill orders placed for the Company's products and to provide telemarketing services. If the Company's suppliers are unable, either temporarily or permanently, to deliver products to the Company in time to fulfill sales orders, it could have a material adverse effect on the Company's results of operations. Moreover, because the time from the initial approval of a product by the Company's product development department until the first sale of a product must be short, the Company must be able to cause its product manufacturers to quickly produce high-quality, reasonable priced products for the Company to sell. However, because the Company's primary product manufacturers are foreign companies which require longer lead times for products, any delay in production or delivery would adversely affect sales of the product and the Company's results of operations. In addition, utilization of foreign manufacturers further exposes the Company to the general risks of doing business abroad.

DEPENDENCE OF MEDIA ACCESS; EFFECTIVE MANAGEMENT OF MEDIA TIME

The Company must have access to media time to televise its infomercials on cable and broadcast networks, network affiliates and local stations. The Company purchases a significant amount of media time to from cable television and satellite networks, which assemble programming for transmission to cable system operators. If demand for air time increases, cable system operators and broadcasters may limit the amount of time available for these broadcasts. Larger multiple cable system operators have begun selling "dark" time, (i.e., the hours during which a network does not broadcast its own programming) to third parties which may cause prices for such media to rise. Significant increases in the cost of media time or significant decreases in the Company's access to domestic or international media time could negatively affect the Company. In addition, periodic world events may limit the Company's access to air time and reduce the number of persons viewing the Company's infomercials in one or more markets, which would negatively affect the Company for these periods.

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

The Company is currently in discussions with certain international media vendors regarding contract extentions. If the Company is unable to extend its long-term media agreements on reasonable terms as they expire, or to purchase replacement media time at favorable prices, the Company's business could be negatively affected.

In April 1998, the Company began leasing a twenty-four hour transponder on a newly-launched Eutelstat satellite, the "Hotbird IV," which broadcasts across Europe. The Company has incurred significant start-up costs in connection with the transponder lease. If the Company is unable to use effectively or sell the transponder media time, the Company's business could be negatively affected. During the three months ended December 31, 1998, the Company recorded a $4.7 million loss relating to its inability to recover certain costs attributable to this satellite lease.

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

DEPENDENCE ON KEY PERSONNEL

The Company's executive officers have substantial experience and expertise in direct response sales and marketing, electronic commerce and media. In particular, the Company is highly dependent on certain of its employees responsible for product development and production of infomercials. If any of these individuals leave the Company, the Company's business could be negatively affected. Steven Lehman, the Company's Chairman of the Board and Chief Executive Officer, Eric Weiss, the Company's Vice Chairman of the Board and Chief Operating Officer and Daniel Yukelson, the Company's Executive Vice President/Finance and Chief Financial Officer are currently compensated pursuant to the terms of a consulting agreement. While the Company expects to enter into employment agreements with each of Messrs. Lehman, Weiss and Yukelson, the loss of any of them would negatively affect the Company's business.

YEAR 2000 ISSUES

The operation of the Company's business is dependent on its computer hardware, software programs and operating systems. Computer technology is used in several key areas of the Company's business, including merchandise purchasing, inventory management, pricing, sales, shipping and financial reporting, as well as in various administrative functions. The Company has been evaluating its computer technology to identify potential Year 2000 compliance problems and has begun an implementation process with respect thereto. It is anticipated that modification or replacement of some of the Company's computer technology will be necessary to enable the Company's computer to recognize the Year 2000. The Company does not expect that the costs associated with achieving Year 2000 compliance will have a significant effect on its business. In addition, the Company is also dependent on third-party suppliers and vendors and will be vulnerable to such parties failures to address and resolve their Year 2000 issues. While the Company is not aware of any known third party problems that will not be corrected, the Company has limited information concerning the Year 2000 readiness of third parties. If management is incorrect, Year 2000 problems could have a negative effect on the Company and its business. See "Year 2000 Implications".

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

CONVERTIBLE SECURITIES; SHARES FOR FUTURE SALE

Sales of a substantial number of shares of the Company's common stock in the public market could adversely affect the market price of the Company's common stock outstanding. There are currently 30.6 million shares of the Company's common stock outstanding, nearly all of which are freely tradeable. In addition, approximately 49.0 million shares of the Company's common stock are currently reserved for issuance upon the exercise of outstanding options and warrants and the conversion of convertible preferred stock.

Part II. Other Information


Item 1.  Legal Proceedings

The information contained in Note 11, "Commitments and Contingencies," to the unaudited Condensed Consolidated Financial Statements in Part I of this report is incorporated herein by reference. All of the matters referred to in Note 11 have been the subject of disclosure in prior reports on Form 10-Q and/or Form 10-K.

Other Matters

The Company, in the normal course of business, is a party to litigation relating to trademark patent and copyright infringement, product liability, contract-related disputes, and other actions. It is the Company's policy to vigorously defend all such claims and enforce its rights in these areas. The Company does not believe any of these actions either individually or in the aggregate, will have a material adverse effect on the Company's results of operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held a special meeting of stockholders on October 23, 1998 for the following purposes:

1. To approve the transactions (the "Lehman Transaction") contemplated by the Stock Purchase Agreement, dated as of August 11, 1998, by and between the Company and NM Acquisition Co., LLC ("ACO"), including among other things, (i) the issuance of 20,000 shares of the Company's Series E Convertible Preferred Stock; (ii) the amendment of the Company's Certificate of Incorporation increasing the authorized number of shares of Common Stock to 150,000,000 shares; (iii) an agreement with ValueVision International, Inc. ("ValueVision") amending, among other things, certain terms of a $10,000,000 promissory note, payable to ValueVision and certain warrants of the Company held by ValueVision; and (iv) the grant to Temporary Media Co., LLC ("TMC"), an affiliate of ACO, of options to purchase up to 212,500 shares of Common Stock and warrants to purchase up to 3,762,500 shares of Common Stock, 2,612,500 of which may be exercised by TMC.

2.       To elect nine directors;

3. To amend the Company's Stock Option Plan to increase the number of shares of Common Stock available for awards by 800,000; and

4. To ratify Ernst & Young LLP, independent certified public accountants, as auditors for the Company for the fiscal year ending March 31, 1999.

All proposals were approved as follows:


                                                                        Against or
                                                         For             Withheld       Abstain
                                                         ---            ----------      -------
1.       Approval of the Lehman Transaction          14,231,665           205,758       100,597

2.       Election of Directors
         Albert R. Dowden                            23,339,889           207,901             0
         William M. Goldstein                        23,064,289           483,501             0
         Frederick S. Hammer                         22,136,222         1,411,568             0
         John W. Kirby                               23,360,462           187,328             0
         Stephen C. Lehman                           23,361,327           186,463             0
         Andrew M. Schuon                            23,359,897           187,893             0
         Robert N. Verratti                          22,238,462         1,309,328             0
         Eric R. Weiss                               23,361,747           186,043             0
         Jon W. Yoskin II                            23,338,539           209,251             0

3.       Amendments to the Company's
         1991 Stock Option Plan                      22,994,381         1,232,054       121,355

4.       Ratification of Ernst & Young LLP, as
         independent certified public accountants,
         and auditors for the Company for
         the fiscal year ending March 31, 1999       24,208,363            82,728        56,699



Item 6.  Exhibits and Reports on Form 8-K

(a) The following exhibits are included herein or incorporated by reference herein:

         3.1 Certificate of Amendment of the Certificate of Incorporation of the Company, dated October 23, 1998 (1).

         4.1 Certificate of Designations Preferences and Rights of Series E Preferred Stock, dated October 23, 1998 (1).

         4.2 Registration Rights Agreement, dated October 23, 1998, between the Company and NM Acquisition Co., LLC (1).

         10.1 Loan and Security Agreement, by and between Quantum North America, Inc. ("QNA") and Foothill Capital Corporation ("Foothill"), dated as of December 1, 1998 (2).

         10.2 Copyright Security Agreement, by QNA in favor of Foothill, dated as of December 1, 1998 (2).

         10.3 Patent Security Agreement, by QNA in favor of Foothill, dated as of December 1, 1998 (2).

         10.4 Trademark Security Agreement, by QNA in favor of Foothill, dated as of December 1, 1998 (2).

         10.5 Stock Pledge Agreement, between QNA and Foothill, dated as of December 1, 1998 (2).

         10.6 Holdings Trademark Security Agreement, by the Company in favor of Foothill, dated as of December 1, 1998 (2).

         10.7 Patent Security Agreement, by the Company in favor of Foothill, dated as of December 1, 1998 (2).

         10.8 Stock Pledge Agreement, among Positive Response Television, Inc., National Media Holdings, Inc., Suzanne Paul Holdings Pty Limited and Foothill, dated as of December 1, 1998 (2).

         10.9 Copyright Security Agreement, by the Company in favor of Foothill, dated as of December 1, 1998 (2).

         10.10 Subordination Agreement, between Foothill and the subsidiaries of the Company, dated as of December 1, 1998 (2).

         10.11 Subordination Agreement, between Foothill and the Company, dated as of December 1, 1998 (2).

         10.12 Stock Pledge Agreement, between the Company and Foothill, dated as of December 1, 1998 (2).

         27.1     Financial Data Schedule (2).

         (1) Incorporated by reference to the Company's Current Report on Form 8-K dated October 23, 1998.

         (2)      Filed herewith.

(b) The Company filed the following Current Reports on Form 8-K during the three month period ended December 31, 1998:

         Current Report on Form 8-K, dated October 23, 1998.

         The Company filed a Current Report on Form 8-K reporting, under
         Item 1, the consummation of a transaction pursuant to which, among other things, there was a change in control in which operational control of the Company was assumed by an investor group led by Stephen C. Lehman, Eric R. Weiss and Daniel M. Yukelson and the investor group purchased $20.0 million of the Company's newly issued Series E Convertible Preferred Stock.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                NATIONAL MEDIA CORPORATION


Date:  February 19, 1999         /s/ Stephen C. Lehman
                                ----------------------------------------------
                                     Stephen C. Lehman
                                     Chairman of the Board and Chief Executive
                                     Officer


Date:  February 19, 1999         /s/ Daniel M. Yukelson
                                ----------------------------------------------
                                     Daniel M. Yukelson
                                     Executive Vice President/Finance and Chief
                                     Financial Officer, and Secretary

EXHIBIT INDEX


10.1 Loan and Security Agreement, by and between Quantum North America, Inc. ("QNA") and Foothill Capital Corporation ("Foothill"), dated as of December 1, 1998.

10.2 Copyright Security Agreement, by QNA in favor of Foothill, dated as of December 1, 1998.

10.3 Patent Security Agreement, by QNA in favor of Foothill, dated as of December 1, 1998.

10.4 Trademark Security Agreement, by QNA in favor of Foothill, dated as of December 1, 1998.

10.5 Stock Pledge Agreement, between QNA and Foothill, dated as of December 1, 1998.

10.6 Holdings Trademark Security Agreement, by the Company in favor of Foothill, dated as of December 1, 1998.

10.7 Patent Security Agreement, by the Company in favor of Foothill, dated as of December 1, 1998.

10.8 Stock Pledge Agreement, among Positive Response Television, Inc., National Media Holdings, Inc., Suzanne Paul Holdings Pty Limited and Foothill, dated as of December 1, 1998.

10.9 Copyright Security Agreement, by the Company in favor of Foothill, dated as of December 1, 1998.

10.10 Subordination Agreement, between Foothill and the subsidiaries of the Company, dated as of December 1, 1998.

10.11 Subordination Agreement, between Foothill and the Company, dated as of December 1, 1998.

10.12 Stock Pledge Agreement, between the Company and Foothill, dated as of December 1, 1998.

27.1     Financial Data Schedule.