Form 10-K
period 1999-03-31
E4L INC
filed 1999-06-29
CIK 70412

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

    For the fiscal year ended March 31, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.
For the transition period from __________ to __________

                         Commission file number 1-6715

                                   E4L, INC.

                     (formerly National Media Corporation)
             (Exact Name of Registrant as Specified in Its Charter)

                     DELAWARE                                           13-2658741
           (State of Other Jurisdiction                              (I.R.S. Employer
        of Incorporation or Organization)                          Identification No.)

       15821 VENTURA BOULEVARD, 5(TH) FLOOR                               91436
             LOS ANGELES, CALIFORNIA                                    (Zip Code)
     (Address of principal executive offices)

       Registrant's telephone number, including area code: (818) 461-6400

Securities registered pursuant to Section             Name of each exchange
                  12(b)                                on which registered:
               of the Act:                           NEW YORK STOCK EXCHANGE
 COMMON STOCK, PAR VALUE $0.01 PER SHARE

Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of June 15, 1999 was approximately $214,967,727.*

    There were approximately 32,373,317 issued and outstanding shares of the Registrant's common stock, par value $.01 per share, at June 15, 1999 (net of approximately 866,544 shares of common stock held in treasury as of such date).

    *--Based upon a market value per share of $6.875, which was the closing price of e4L's Common Stock on the New York Stock Exchange on June 15, 1999. Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers and directors of the e4L, without conceding that all such persons are "affiliates" of e4L for purposes of the federal securities laws, but by including the shares beneficially owned by others listed on the "Security Ownership of Certain Beneficial Owners and Management" tables included in Section III to this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   E4L, INC.
                           ANNUAL REPORT ON FORM 10-K
                           FOR THE FISCAL YEAR ENDED
                                 MARCH 31, 1999

                               TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               -----
PART I

             Cautionary Statement Regarding Forward-Looking Information...................................           2
Item 1       Business.....................................................................................           2
Item 2       Properties...................................................................................          13
Item 3       Legal Proceedings............................................................................          13
Item 4       Submission of Matters to a Vote of Security Holders..........................................          14

PART II

Item 5       Market Price of and Dividends on the Registrant's Common Stock and Related Stockholder
             Matters......................................................................................          15
Item 6       Selected Consolidated Financial Data.........................................................          15
Item 7       Management's Discussion and Analysis of Financial Condition and Results of Operations........          16
Item 7A      Quantitative and Qualitative Disclosures about Market Risk...................................          35
Item 8       Financial Statements and Supplementary Data..................................................          36
Item 9       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........          36

PART III

Item 10      Directors and Executive Officers of the Registrant...........................................          37
Item 11      Executive Compensation.......................................................................          40
Item 12      Security Ownership of Certain Beneficial Owners and Management...............................          47
Item 13      Certain Relationships and Related Transactions...............................................          49

PART IV

Item 14      Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................          51

SIGNATURES

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

    THIS ANNUAL REPORT ON FORM 10-K CONTAINS "FORWARD-LOOKING" STATEMENTS REGARDING POTENTIAL FUTURE EVENTS AND DEVELOPMENTS AFFECTING THE BUSINESS OF E4L, INC. AND ITS SUBSIDIARIES ("E4L"). SUCH STATEMENTS RELATE TO, AMONG OTHER THINGS, (I.) FUTURE OPERATIONS OF E4L, INCLUDING THE IMPACT OF ANY YEAR 2000 ISSUES ENCOUNTERED BY E4L; (II.) THE DEVELOPMENT OF NEW PRODUCTS AND DISTRIBUTION CHANNELS, PRODUCT SALES AND MEDIA, INCLUDING ELECTRONIC COMMERCE; (III.) COMPETITION FOR CUSTOMERS FOR E4L'S PRODUCTS; (IV.) THE UNCERTAINTY OF DEVELOPING OR OBTAINING RIGHTS TO NEW PRODUCTS THAT WILL BE ACCEPTED BY THE MARKET (V.) THE TIMING OF THE INTRODUCTION OF NEW PRODUCTS INTO THE MARKET; (VI.) THE LIMITED MARKET LIFE OF E4L'S PRODUCTS; AND (VII.) OTHER STATEMENTS ABOUT E4L OR THE DIRECT RESPONSE TELEVISION OR ELECTRONIC COMMERCE INDUSTRIES.

    FORWARD-LOOKING STATEMENTS MAY BE INDICATED BY THE WORDS "EXPECTS," "ESTIMATES," "ANTICIPATES," "INTENDS," "PREDICTS," "BELIEVES" OR OTHER SIMILAR EXPRESSIONS. FORWARD-LOOKING STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FORM 10-K AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF E4L AND ITS BOARD OF DIRECTORS AND MANAGEMENT WITH RESPECT TO NUMEROUS ASPECTS OF E4L AND ITS BUSINESS. E4L'S ABILITY TO PREDICT RESULTS OR THE EFFECT OF ANY PENDING EVENTS ON E4L'S OPERATING RESULTS IS INHERENTLY SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING THE RISKS ATTENDANT TO COMPETITION FOR PRODUCTS, CUSTOMERS AND MEDIA ACCESS; THE RISKS OF DOING BUSINESS ABROAD; THE UNCERTAINTY OF DEVELOPING OR OBTAINING RIGHTS TO NEW PRODUCTS THAT WILL BE ACCEPTED BY THE MARKET; THE LIMITED MARKET LIFE OF E4L'S PRODUCTS; AND THE EFFECTS OF GOVERNMENT REGULATIONS. SEE ALSO "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                                     PART I

ITEM 1. BUSINESS

BACKGROUND OF COMPANY

    e4L, Inc., formerly National Media Corporation, and its subsidiaries ("e4L") are principally engaged in the use of direct response transactional television programming (also known as infomercials), wholesale/ retail distribution and electronic commerce to sell consumer products. e4L manages all phases of direct marketing for the majority of its products in both the United States and international markets, which includes product selection and development, manufacturing by third parties, purchases of television media, production and broadcast of programming, order processing and fulfillment, and customer service.

    e4L is engaged in direct marketing of consumer products in the United States through its wholly-owned subsidiary, Quantum North America, Inc. (formerly Media Arts International, Ltd. and d/b/a e4L North America), which e4L acquired in 1986, and internationally through its wholly-owned subsidiaries: Quantum International Limited, which e4L acquired in 1991; Prestige Marketing, Ltd. (a combination of the former Quantum Far East, Ltd. and Prestige Marketing Limited) ("Prestige"), through which e4L operates in New Zealand as well as all Asian countries other than Japan; Quantum International Japan Company Limited, which e4L formed in June 1995; and Suzanne Paul Holdings Pty Limited ("Suzanne Paul") which e4L acquired in July 1996 and which operates in Australia. e4L produces direct response transactional television programming through e4L Television (formerly Direct America Corp. d/b/a e4L Television), which e4L acquired in October 1995.

    e4L is a Delaware corporation, with its principal executive offices located at 15821 Ventura Boulevard, 5(th) Floor, Los Angeles, California 91436. e4L's telephone number is (818) 461-6400.

RECENT DEVELOPMENTS

    On June 7, 1999, e4L consummated an agreement with BuyItNow, Inc. ("BuyItNow") pursuant to which e4L and BuyItNow have formed a new global electronic commerce entity, BuyItNow.com LLC ("BuyItNow LLC"). BuyItNow LLC was formed through the contribution by BuyItNow of substantially all of its assets and liabilities; and the contribution by e4L of, among other things, e4L's (i.) on-line business of

"As Seen On TV" products, and (ii.) promotion of the new entity within e4L programs. Concurrent with the consummation of this agreement, e4L issued 500,000 warrants to purchase e4L common stock ("Common Stock") to BuyItNow. In addition, concurrent with the closing, Clear Channel Communications, Inc. acquired a 4.5% equity interest in BuyItNow LLC in exchange for a commitment to provide $12.5 million in radio broadcast media. On June 25, 1999, Xoom.com, Inc. and Snap.com, Inc. collectively acquired an aggregate 5.4% equity interest in BuyItNow LLC in exchange for a commitment to provide $15 million of Internet media. In exchange for its contribution, e4L currently owns 48.7% of the equity of BuyItNow LLC.

    Members of e4L management will participate as members of the BuyItNow LLC Board of Directors and Management Committee. Stephen C. Lehman, e4L's Chairman and Chief Executive Officer, will serve as BuyItNow LLC's Chairman of the Board of Directors, and Daniel M. Yukelson, e4L's Executive Vice President and Chief Financial Officer, will serve as its Chief Financial Officer. Messrs. Lehman and Eric R. Weiss, e4L's Vice Chairman and Chief Operating Officer, will serve on BuyItNow LLC's board of directors.

    On October 23, 1998, e4L announced the finalization of a definitive transaction (the "Transaction") pursuant to which, among other things, operational control of e4L was assumed by an investor group led by Messrs. Lehman, Weiss and Yukelson in August 1998. At a special meeting of e4L's stockholders held earlier on October 23rd, prior to consummation of the Transaction, e4L's stockholders approved the Transaction, elected nine directors, approved an amendment to e4L's 1991 Stock Option Plan and ratified the appointment of Ernst & Young LLP as e4L's auditors for the fiscal year ending March 31, 1999.

    In connection with the Transaction, NM Acquisition Co., LLC, a Delaware limited liability company ("ACO"), invested $20,000,000 into e4L in exchange for shares of newly-created Series E Convertible Preferred Stock ("Series E Preferred Stock") which are convertible into 13,333,333 shares of e4L Common Stock. Until ACO's subsequent dissolution, ACO was managed by Temporary Media Co., LLC, a Delaware limited liability company ("TMC") of which Messrs. Lehman, Weiss and Yukelson are the managing members. As part of the Transaction, TMC was granted a five-year option to purchase up to 212,500 shares of Common Stock, subject to certain vesting requirements, at an exercise price of $1.32 per share, and warrants to purchase up to 3,762,500 shares of Common Stock at exercise prices ranging from $1.32 to $3.00 per share (1,000,000 of which may not be exercised by TMC or any employee or member of TMC). Financing for the Transaction was obtained through the private placement of equity interests in ACO. A portion of the $20,000,000 was used to repay in full e4L's obligations to its secured lender. The remainder of the funds was used to pay certain expenses of the Transaction (including ACO's expenses) and for working capital purposes.

    In August 1998, holders of e4L's Series D Convertible Preferred Stock ("Series D Stock") sold to ACO $10.0 million face value of Series D Preferred shares and 992,942 warrants previously issued in connection with such shares (e.g., Series C Warrants and Series D Warrants).

    As of the closing of the Transaction, members of ACO and TMC beneficially owned an aggregate of 26,619,854 shares of Common Stock (which included shares of Common Stock underlying the Series E Stock, the Series D Stock, the Series D Warrants and the Series C Warrants (collectively, the "Securities"), along with the TMC options and TMC warrants set forth above, which represented approximately 34% of the then outstanding Common Stock on a fully diluted basis. Immediately following consummation of the Transaction, ACO was dissolved and the Securities were distributed to its members according to their membership interests in ACO. In connection with the dissolution of ACO, each of its members granted TMC an irrevocable proxy to vote their respective shares with regard to any election of Directors.

    Pursuant to the terms of the Transaction, (i.) the stockholders of e4L elected Messrs. Lehman, Weiss and Andrew M. Schuon to e4L's Board of Directors, (ii.) each of Albert R. Dowden, William M. Goldstein, Frederick S. Hammer, Robert N. Verratti and Jon W. Yoskin II, resigned from the Board of Directors, effective October 23, 1998, (iii.) the size of the Board of Directors was reduced from nine to seven members and (iv.) Stuart D. Buchalter, David E. Salzman and Robert W. Crawford were appointed to the

Board of Directors. Following consummation of the Transaction, Mr. Lehman was appointed Chairman of the Board of Directors and Chief Executive Officer, Mr. Weiss was appointed Vice Chairman of the Board of Directors and Chief Operating Officer, John W. Kirby was appointed President, and Mr. Yukelson was appointed Executive Vice President/Finance and Chief Financial Officer and Secretary of e4L.

STRATEGIES

    e4L's goal is to leverage its television and radio direct response infrastructure to drive e-commerce and membership services. e4L is a global leader in direct marketing, wholesale/retail distribution and electronic commerce. Through direct response transactional television and radio programming and integrated consumer marketing techniques, e4L is pursuing a business strategy focused on: (i.) increasing the effective utilization and leveraging of its global presence and its media access to drive its direct response television, wholesale/retail, continuity, electronic commerce and membership services businesses; (ii.) continuing to develop and market innovative consumer products; and (iii.) engineering the most efficient business model for the conduct of its global operations.

    LEVERAGING GLOBAL PRESENCE AND MEDIA ACCESS. e4L is continuing its efforts to expand its position as a worldwide leader in direct response marketing, wholesale/retail, continuity, electronic commerce and membership services businesses. Through its existing media access and order fulfillment operations, e4L has the ability to deliver its programming, commercials and products to over 270 million households worldwide via television and through the Internet. e4L also effectively utilizes and leverages its worldwide distribution reach, marketing capabilities, and its media access by providing such reach and capabilities to other consumer product distributors; by entering into alliances with companies that need or desire to reach the households that e4L's programming reaches; and by taking advantage of the product and brand awareness created by its programming in other methods of consumer distribution (i.e., wholesale/retail, Internet and continuity). In addition, e4L aggressively utilizes its assets, such as its customer lists, in order to generate revenue therefrom.

    CONTINUE TO DEVELOP AND MARKET INNOVATIVE PRODUCTS. e4L continually seeks out and develops innovative consumer products that it can market and distribute profitably on a global basis. e4L has an in-house product development and marketing department responsible for researching, developing and analyzing products and product ideas. e4L often augments its product development activities through relationships with third parties.

    e4L believes as a result of the opportunity and ability to leverage global media, its extensive international operations, its presence on the World Wide Web, and its experience in product sourcing, telemarketing, order fulfillment and customer service, that it maintains a significant competitive advantage over competitors desiring to enter its existing or new markets. While e4L incurs certain initial and ongoing costs in connection with adapting a product and programming for specific markets, the primary expenses are incurred when the product is first developed for its initial target market. Accordingly, as e4L decides to introduce a product into additional markets, it attempts to do so quickly, efficiently and relatively inexpensively.

    ENGINEERING THE MOST EFFICIENT BUSINESS MODEL FOR E4L. e4L continues to explore methods to improve each step in the development and life cycle of a product, and to develop its expertise in, and refine its approach with regards to, among other things, product sourcing, in-bound telemarketing, order fulfillment, customer service, media and electronic commerce applications. e4L believes that its current competitive advantages of international media access, multi-country coverage and fully-integrated program production, product sourcing and order fulfillment, as well as certain strategic relationships, provide it with a strong base from which it can lower its costs and engineer a business model that is the most efficient for a direct marketing and electronic commerce business.

GLOBAL MEDIA ACCESS

    An important part of e4L's ability to successfully market products is its access and ability to leverage global media time. An integral part of e4L's business operations is the availability of media time at a price that allows e4L to sell sufficient product units at targeted gross margins. Many factors, such as changing viewer patterns, cable company practices and competition have an impact on e4L's ability to properly manage this function. e4L's programming is presently available to more than 270 million households in over 70 countries worldwide.

    During peak periods, e4L utilizes approximately 2,000 half-hours of cable and broadcast television time per week in the United States and approximately 1,000 half-hours per week internationally, most of which is satellite and terrestrial broadcast time, to broadcast its programs. For the most part, cable broadcast technology is not as prevalent internationally as it is in the United States. Historically, approximately one-half of e4L's cable air time in the United States and a majority of e4L's satellite and terrestrial air time internationally had been purchased under long-term contracts that had provided for specific time slots over the term of the respective contracts. Over the past 18 months, e4L has effectuated an intentional reduction in long-term media commitments to the point where less than 10 percent of its media time is currently purchased pursuant to long-term contracts.

UNITED STATES MEDIA

    e4L purchases television media in the United States primarily through its in-house staff of media buyers. e4L purchases most of its cable television time directly from cable networks and their respective media representatives, rather than from multi-system operators. Presently, e4L has short-term commitments for cable television time slots for periods ranging from two weeks to three months. e4L believes that its programming is seen on at least one network which is carried by every local cable system carrier throughout the United States.

    In addition to domestic television time purchased on cable networks, e4L also purchases broadcast television time from network affiliates and independent television stations. Broadcast television time segments are purchased primarily in 30-minute spots. e4L also purchases 60 and 120-second spots where economically feasible, and either adapts portions of its programs or develops specific products for airings in such spots. The time segments on broadcast television are purchased primarily on a quarterly basis based on the availability of broadcast time. In the event e4L determines that such time slots are not advantageous to e4L, e4L is generally able to terminate such agreements. e4L believes there is currently more than an adequate supply of broadcast television time available from sources in the United States to satisfy e4L's needs. During fiscal year 1999, approximately 48% (in dollar terms) of the media time purchased by e4L came from cable television and approximately 52% came from network affiliates and independent television stations. e4L's programs generally are broadcast in the United States between the hours of 12:00 a.m. and 6:00 p.m., Eastern Standard Time, seven days a week.

    e4L generally has the right to resell any media time it purchases. During fiscal year 1999, e4L maintained a broker relationship with several companies to which it sold excess airtime. This ability to resell excess airtime can reduce some of the risk associated with large or longer-term purchases of media time.

    As discussed above, e4L purchases a significant amount of its media time from cable television and satellite networks. These cable television and satellite networks assemble programming for transmission to multiple and local cable system operators. These local cable system operators may not be required to carry all the system's programming. e4L currently does not pay and is not paid for the "privilege" of being broadcast by these operators. It is possible that, if demand for airtime grows in the United States, these operators will begin to charge e4L to continue broadcasting e4L's programs or limit the amount of airtime available to e4L. e4L is dependent on having access to media time to televise its programs on cable networks, satellite networks, network affiliates and local broadcast stations.

    During fiscal year 1999, e4L launched a weekly syndicated 3-hour radio program, "Everything4Less" which currently is broadcast in Los Angeles, California. The "Everything4Less" radio program showcases consumer products and highlights consumer issues in an entertaining talk show format, and features live on-radio and Internet auctions of consumer products. e4L will attempt to "roll-out" the radio program nationally in the United States during fiscal year 2000. As a syndicated radio program, e4L generally receives the program's broadcast time and an allotment of commercial "spots" within the radio program, at no cost, in exchange for providing the program's content to its radio station affiliates.

INTERNATIONAL MEDIA

    Internationally, e4L's programs are broadcast on one or more of three technologies: (i.) satellite transmission direct to homes with satellite reception dishes, (ii.) cable operators who retransmit satellite broadcasts to cable-ready homes and (iii.) terrestrial broadcast television.

    e4L's satellite airtime has historically been obtained through agreements with companies that own or lease satellite transponder time. At present, e4L is a party to contracts with pan-European satellite channels such as Euronews and the Science Fiction Channel. During the terms of these contracts, e4L is generally entitled to broadcast programming continuously for a specified period of time daily. Under some of these arrangements, e4L has rights of first refusal for any additional direct response broadcast time that becomes available.

    During April 1998, e4L began a direct lease of a twenty-four hour transponder on a Eutelstat satellite, the "Hotbird IV" (the "Eutelstat Satellite") the coverage of which reaches across the European continent. e4L has incurred significant start-up costs in connection with the Eutelstat Satellite, which has increased its European media costs. The term of the Eutelstat Satellite lease is for the life of the satellite, estimated to be approximately 10-12 years. To date, household penetration of the Eutelstat Satellite has been less than anticipated and, as a result, e4L has sought alternative means (other than broadcasting its own programming) to mitigate the substantial cost of the Eutelstat Satellite lease, including subleasing certain channels and/or segments of time to other content providers. Accordingly, e4L has determined that the Eutelstat Satellite lease is unfavorable and recorded a portion as an unusual charge. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    At present, in Japan and throughout most of Asia, e4L purchases the majority of its media time through Mitsui & Co., Ltd. ("Mitsui"). As a result of other media relationships, e4L's transactional television programming can be seen in the Middle East, South Africa, Asia, South Pacific Rim, South America and in most countries in Europe, and its products are available for purchase in over 70 countries. As e4L's media contracts expire, e4L expects that it could face increases in costs associated with their renewal, or could potentially lose these media contracts, which may or may not have a material adverse effect on e4L.

PRODUCT DEVELOPMENT

    e4L's product development and sourcing department researches and develops new products that may be suited for direct response television marketing and subsequent marketing through non-television distribution channels. e4L's product development and sourcing staff reviews and develops new product concepts and ideas from or with a variety of sources, including inventors, suppliers, trade show participants, manufacturing and consumer products companies. In addition, e4L develops new products through its ongoing review of new developments within targeted product categories.

    e4L does not invent new products but, as a result of e4L's prominence in the direct marketing industry, it often receives and reviews new product proposals from independent third parties who have invented or patented a product that they may wish to market through e4L. During the evaluation phase of product development, e4L analyzes the suitability of the product for television demonstration and explanation as well as the anticipated, perceived value of the product to consumers, determines whether an adequate and timely supply of the product can be obtained, and analyzes whether the estimated profitability of the product satisfies e4L's criteria. e4L oversees the enhancement of products brought to it by these parties for purposes of targeting the products for a direct marketing audience. This effort may include actual changes to the product itself as well as alterations of tradename, packaging, etc.

    In order to develop or acquire the rights to distribute or market new products, e4L sometimes works with other consumer products companies. A clear advantage of these relationships is that e4L's partner typically will underwrite the research and product development function, thereby reducing e4L's financial risk as well as its working capital requirements.

    e4L reviews its products and product concepts on an ongoing basis to select those that it believes will be successful in North America, South America, Europe, Asia, South Pacific Rim and/or one of its other international markets. When a product which was initially sold in the United States is selected for international distribution, the program is dubbed, if necessary, and product literature is created in the appropriate foreign languages. In addition, a review of the product's and the program's compliance with local laws is completed, as necessary. e4L then begins airing the program internationally. Internationally, e4L markets products through programs which it produces, and also markets products of other independent direct marketing companies. e4L brought approximately 26 new products to market globally during fiscal year 1999, 15 of which were products marketed through programs produced by e4L.

    e4L obtains the rights to new products created by third parties through various licensing arrangements generally involving a combination of up-front advances and/or royalties payable based upon sales or profits of the product. The amount of the royalty is negotiated and generally depends upon the level of involvement of the third party in the development and marketing of the product. e4L also obtains rights to sell products which have already been developed, manufactured and marketed through direct response television programming produced by other companies. e4L generally seeks exclusive worldwide rights to all products in all means of distribution. In some cases, e4L does not obtain rights to all marketing and distribution channels, but seeks to receive a royalty on sales made by the licensor pursuant to the rights that have been retained.

TEST MARKETING NEW PRODUCTS

    Once e4L decides to bring a product to market, it arranges for the production of a television program or shorter commercial spot that can provide in-depth demonstrations and explanations of the product. e4L's programs have historically been approximately 28 minutes in length. e4L attempts to present a product in an entertaining and informative manner utilizing a variety of program formats, including live talk shows and live paid studio audience programs. e4L's programs are currently produced in-house or by independent production companies with experience in e4L's product categories both in the United States and in other countries. The cost of producing a program generally ranges from $200,000 to $500,000. In addition, producers, hosts and spokespersons generally receive advances and/or royalties based upon sales or profits of the product.

    Following completion of the production, the program is then tested in the United States in specific time slots on both national cable networks and targeted broadcast stations. If a program achieves acceptable results during the market tests and a supply of product is available, it is generally aired on a rapidly increasing schedule on cable networks and broadcast channels. During this initial test phase, e4L may modify the creative presentation of the program and/or the pricing, depending upon viewer response. After the initial marketing phase, e4L may adjust the frequency of a program's airings to achieve a schedule of programs that it believes maximizes the profitability of all of e4L's products being marketed at a given time. In the past, e4L generally aired each successful program domestically for 4 to 10 months or more, before international airings began. International airings then would range from 12 to 24 months, or longer in some instances. e4L has more recently begun introducing products internationally soon after, or simultaneously with, its domestic introduction of the products.

SOURCING AND MANUFACTURING

    e4L uses vendors in North America and several countries in Europe and Asia to manufacture products sold through its direct response television programming. e4L monitors the availability of its products and adjusts the amount of media time on a program for a particular product that cannot be adequately supplied. Additionally, e4L uses the services of a technical/engineering firm to assist in the coordination of the manufacturing of some of e4L's products in Asia, and to assist in the monitoring of the quality of the products manufactured in such countries. The same product manufacturing sources are generally utilized irrespective of whether e4L's program is being aired in the United States or internationally.

    In general, when possible, before e4L acquires any sizeable inventory position in a product, e4L test markets the product. e4L then purchases additional inventory for a wider distribution and penetration of the product's program. Sometimes, due to issues of timing and costs relating to product sourcing, e4L does take an inventory position in a product before testing is completed.

IN-BOUND TELEMARKETING

    e4L strives to provide a problem-free purchasing and fulfillment process for its customers. This process consists of in-bound telemarketing, order fulfillment and customer service. The first step in this process is the order-taking function known as in-bound telemarketing. Customers may order products marketed by e4L during or after the broadcast of the program by calling a telephone number (generally toll-free),which is shown periodically on the television screen during the broadcast. Both within the United States and in most cases internationally, e4L subcontracts its in-bound telemarketing function to one of various third parties that provide this service for a fee based on the number of telephone calls answered, the duration of calls, and/or sales generated. In Australia and New Zealand, e4L operates its own in-bound telemarketing call centers. In all instances in the United States, and in most instances internationally, in-bound telemarketers electronically transmit orders to order fulfillment centers where the product is packaged and shipped to the customer. In most cases, at the time of purchase, the in-bound telemarketers also promote, cross-sell and upsell complementary and/or additional products or services including product continuity programs and memberships in e4L's shopping service, "Everything4Less." Such sales efforts are orchestrated by e4L's marketing personnel who script the sales approaches of the telemarketing personnel.

    The large majority of customer payments in the United States are made by credit cards over the telephone with the remainder (less than 1%) paid by check or money order. The trend in the direct response television industry, especially over the last few years, has been to sell products on a multi-payment basis whereby customers make installment payments over some predetermined period after having received the product. This practice is prevalent in the United States and the South Pacific Rim. In Europe, Asia and other areas of the world, products are generally delivered to consumers on a "cash on delivery" basis, where payment by check or cash at the time of delivery is not uncommon.

ORDER FULFILLMENT

    Various aspects of e4L's order fulfillment in the United States is conducted by e4L through its leased facility in Phoenix, Arizona. Activities at this facility include receiving merchandise from manufacturers, inspecting merchandise for damages or defects, storing and assembling products for later delivery, packaging and shipping of products and processing of customer returns. During fiscal year 1999, substantially all orders for e4L's products sold in the United States were processed at e4L's Phoenix, Arizona fulfillment center. During the third quarter of fiscal year 1999, e4L began the process of outsourcing aspects of its fulfillment center operations in the United States, and has presently contracted with various independent third parties to handle warehousing, order fulfillment, returns processing and/or customer service. See also "Managements' Discussions and Analysis of Financial Position and Results of Operations." e4L primarily uses bulk shippers to deliver products to customers in the United States. Each customer is charged a shipping and handling fee, which varies among products.

    Throughout most of Europe and Asia, e4L operates the warehousing, order fulfillment, distribution and customer service functions of its business through independent third parties, each of which is responsible for a particular territory or country. In New Zealand and Australia, e4L performs these functions internally. European products are shipped by e4L or the manufacturer to independent warehouse and fulfillment centers throughout Europe that process e4L's European sales orders. In Asia, Mitsui, plays a key role in the warehousing and distribution of e4L's products. In the Middle East, South America, Africa and in many smaller Asian countries, e4L generally contracts with independent licensees who buy e4L's products outright and then sell them to consumers, both through use of e4L's programming and through other local distribution channels, under conditions and standards prescribed and monitored by e4L.

CUSTOMER SERVICE

    An important aspect of e4L's marketing strategy is to maintain and improve the quality of customer service. In the United States, e4L operates toll-free customer service telephone numbers and maintains its own customer service department in Phoenix, Arizona to respond to customer inquiries, provide product information to customers and process product returns. Outside of the United States, customer service is generally provided on a contract basis through third parties whose operations are monitored by e4L. e4L's New Zealand and Australian subsidiaries perform these functions internally. e4L is presently in the process of outsourcing its customer service operations in the United States through independent third parties. See "Managements' Discussion and Analysis of Financial Condition and Results of Operations."

    e4L generally offers an unconditional, 30-day money back return policy to purchasers of its products. In addition, products are generally covered by warranties offered by the manufacturer for defective products. The terms of such warranties vary depending upon the product and the manufacturer. The average return rate of e4L's products for each of fiscal years 1999, 1998, and 1997 was 17.8%, 15.7% and 9.6%, respectively. e4L believes that its overall return rate has increased as a result of, among other things, the following factors: (i.) sales of larger, more expensive products (e.g., fitness equipment); and (ii.) sales of more intellectual property based products (e.g., audio cassette and videotape) especially in the United States. European sales carry a higher average return rate than other international markets due to the "cash on delivery" terms of a significant portion of this business. In countries where e4L depends upon the postal system for deliveries on a "cash on delivery" basis, official return rates include instances where there is no answer at the attempted delivery address, and where a person at the delivery address does not have the cash on hand at the time of delivery. e4L believes that its return experience is within the customary range for its product mix within the direct marketing industry.

ELECTRONIC COMMERCE AND MEMBERSHIP SERVICES

    e4L has positioned itself, principally through the leverage of its television and radio media, to effectively execute a transition from a direct response television marketing company to a global consumer products and electronic commerce and membership services company. During fiscal year 1999, e4L launched a strategy of marketing its direct response television products and other products and services through the Internet. In August 1998, e4L entered into an agreement with Broadcast.com, which provides it with Internet broadcasting capabilities for its direct response television programming, including ten (10) live, on-line channels.

    During May 1999, e4L launched, in conjunction with Auction Universe, Inc. ("Auction Universe"), "Everything4Auction." Everthing4Auction offers more than 6,000 categories of products sold via on-line auctions over the Internet. On June 7, 1999, e4L consummated an agreement with BuyItNow pursuant to which e4L and BuyItNow formed a new global electronic commerce entity. BuyItNow LLC is a multi-category Internet retailer that features eight individually branded, product-specialized electronic commerce retail stores. See also, "Recent Developments."

    During the third quarter of fiscal year 1999, e4L launched its membership services program, "Everything4Less". By leveraging its television and radio infrastructure, "Everything4Less" memberships are sold via commercials within e4L's direct response television programming and inbound telemarketing to e4L customers.

ALTERNATIVE DISTRIBUTION CHANNELS

    Based on the success of certain of its products in traditional retail markets, continuity channels, and electronic commerce, e4L believes that its transactional television programming is effective in branding and building consumer awareness for its products, as well as in positioning e4L to act as the media marketing partner for manufacturers of consumer products. e4L attempts to capitalize on its ability to create product awareness, and its ability to both act as a media marketing partner and extend the sales life of its products by shifting products from direct response television programming to alternative marketing and distribution channels such as continuity sales, wholesale/retail distribution, catalogs, direct mail, direct response print advertisements, television home shopping programs, credit card statement inserts, electronic commerce and other channels resulting from the development of strategic relationships. e4L believes that established manufacturers regard direct response marketing as a desirable vehicle to showcase their products, and to create and build brand awareness that can generate follow-up product sales through traditional retail outlets.

    e4L intends to pursue the expansion of its wholesale/retail operations in order to capitalize on the consumer brand-awareness created by e4L's programs and reinforced by "As Seen On TV" in-store signage. e4L believes that the product exposure created by e4L's transactional television programming enables e4L and its distributors to utilize traditional wholesale/retail distribution channels without incurring any of the additional media and promotion costs that other consumer products companies may incur. In this manner, e4L believes that it will be able to market products to consumers who view its programming, but do not traditionally purchase products through direct response marketing. e4L owns and operates three retail locations in New Zealand, and one in Australia. In addition, e4L plans to pursue a strategy of developing and marketing products suitable for one of its continuity programs. Under its continuity programs, customers continue to reorder products on a periodic basis, after the initial product sale takes place.

    In fiscal years 1999, 1998 and 1997, alternative distribution channels accounted for 16.3%, 9.3% and 6.6%, respectively, of e4L's net revenue. The increased percentage in fiscal year 1999 was primarily attributable to increased retail sales in Europe, Asia and South Pacific Rim, and greater continuity sales in the United States. Fiscal year 1997 included significant royalties earned from the sale of the Ab Roller Plus product in the retail marketplace.

PRODUCTS

    e4L markets consumer products in a variety of product categories, including diet and fitness, personal care and housewares. During fiscal year 1999, e4L offered over 100 products to consumers in one or more geographic markets worldwide, of which, on a revenue basis, approximately 88.4% were products sold through e4L's produced programs and approximately 11.6% were products sold by e4L pursuant to license agreements with other direct response companies. Of the products sold through e4L's programs in fiscal year 1999, approximately 15 were products first introduced by e4L in fiscal year 1999 and approximately 39 were products that were originally offered in previous years. Through its global programming and distribution capabilities, e4L has brought to the international marketplace many of its products that had been successfully marketed in the United States.

    e4L's five most successful products in each of fiscal years 1999, 1998 and 1997 accounted for approximately 40.9%, 40.3% and 41.2%, respectively, of e4L's net revenue for such periods. e4L continues to be dependent, in significant part, upon its ability to develop or obtain rights to new products to supplement and replace existing products as they mature through their product life cycles, and upon its ability to develop products and revenue sources with extended life cycles through wholesale/retail, continuity programs and electronic commerce. Historically, in the United States, the majority of e4L's products generate their most significant revenue in the first six to nine months following initial broadcast of the direct response television program. Internationally, however, products typically generate revenue more evenly over a longer period due, in part, to the introduction of such products into new markets each year and differing availability of media. Because e4L already markets its products in over 70 countries, e4L's ability to continue to expand into new markets each year may be limited.

COMPETITION

    e4L competes directly with many other companies, large and small, which generate revenue from direct marketing, wholesale/retail, continuity and electronic commerce activities. e4L also competes with a large number of consumer products companies and retailers which have substantially greater financial, marketing and other resources than e4L, some of which presently conduct, or indicated their intent to conduct, direct response marketing. e4L also competes with companies that make imitations of e4L's products at substantially lower prices. Companies which imitate or "knockoff" e4L's products take advantage of the product category awareness, product development, and market positioning which e4L pays for when it develops a product and a direct response program. e4L seeks to protect itself from "knockoffs" through establishment and enforcement of its intellectual property rights. Products similar to e4L's products may be sold in department stores, pharmacies, general merchandise stores and through magazines, newspapers, direct mail advertising catalogs and the Internet.

MANAGEMENT INFORMATION SYSTEMS

    e4L's network of management information systems features programs which allow e4L to manage its media time purchases and program scheduling, the flow of product order information among its telemarketers, its order fulfillment centers, its credit card clearing houses and the flow of shipping, billing and payment information. e4L believes that its management information systems are in need of improvement, and it is currently in the process of upgrading and evaluating potential upgrade of certain aspects of these systems it believes are most critical, including conducting a review of outsourcing portions of its information systems processing functions. See also "Managements' Discussion and Analysis of Financial Condition and Results of Operations."

GOVERNMENT REGULATION

    Various aspects of e4L's business are subject to regulation and ongoing review by a variety of federal, state, local and foreign government agencies, including the Federal Trade Commission ("FTC"), the United States Post Office, the Consumer Products Safety Commission ("CPSC"), the Federal Communications Commission, ("FCC"), the Food and Drug Administration ("FDA"), various States' Attorneys General and other state, local and foreign consumer protection and health agencies. The statutes, rules and regulations applicable to e4L's operations, and to various products marketed by it, are numerous, complex and subject to change.

    e4L's international business is subject to the laws and regulations of the United Kingdom, the European Union, Japan and various other countries in which e4L sells products, including, but not limited to, the various consumer and health protection laws and regulations in the countries where e4L markets its products. If any significant actions were brought against e4L or any of its subsidiaries in connection with a breach of such laws or regulations, including the imposition of fines or other penalties, or against one of the entities through which e4L obtains a significant portion of its media, e4L could be materially and adversely affected. There can be no assurance that changes in the laws and regulations of any territory which forms a significant portion of e4L's market will not adversely affect e4L's business or results of operations.

    In June 1996, e4L received a request from the FTC for additional information regarding one of e4L's direct response television programs in order to determine whether e4L was operating in compliance with certain of its consent orders. The FTC later advised e4L that it believed e4L had violated one of the consent orders by allegedly failing to substantiate certain claims made in one of its direct response television programs which it no longer broadcasts in the United States. e4L has entered into a settlement agreement with the FTC staff completely resolving all of the FTC staff's concerns.

    In addition, during 1997, in accordance with applicable regulations, e4L notified the CPSC of breakages that were occurring in its Fitness Strider product. e4L also notified the CPSC that it had replaced certain parts of the product with upgraded components. The CPSC reviewed e4L's test results in order to assess the adequacy of the upgraded components. The CPSC also undertook its own testing of the product and, in November 1997, informed e4L that the CPSC compliance staff had made a preliminary determination that the Fitness Strider product and upgraded components present a substantial product hazard, as defined under applicable law. e4L and the CPSC staff have discussed voluntary action to address the CPSC's concerns, including replacement of the affected components. At present, management of e4L does not anticipate that any action agreed upon, or action required by the CPSC, will have any material adverse impact on e4L's results of operations or financial condition. e4L has also been contacted by Australian consumer protection regulatory authorities regarding the safety of the Fitness Strider product and another exercise product marketed by e4L only in Australia and New Zealand. At the present time, e4L cannot predict whether the outcome of these matters will have a material adverse impact upon e4L's results of operations or financial condition.

    In August 1998, e4L received a notice from the New York Stock Exchange ("NYSE") that e4L did not meet the NYSE's standards for continued listing criteria. The NYSE requested that e4L provide information regarding any actions taken or proposed by e4L to restore e4L to compliance with the NYSE standards. e4L responded to the NYSE notification, and in November 1998, e4L received written notice from the NYSE that while the NYSE intends to monitor e4L's compliance with the NYSE listing standards, no further action will be taken with respect to this matter at this time.

    e4L collects and remits sales tax in the states where it has a physical presence. Certain states in which e4L's only activity is direct marketing have attempted to require direct marketers, such as e4L, to collect and remit sales tax on sales to customers residing in such states. A 1995 United States Supreme Court decision held that Congress can legislate such a change. Thus far, Congress has taken no action to that effect. e4L is prepared to collect sales taxes for other states if laws are passed requiring such collection. e4L does not believe that a change in the laws requiring the collection of sales taxes will have a material adverse effect on e4L's financial condition or results of operations.

EMPLOYEES

    As of June 15, 1999, e4L had approximately 320 full-time employees. e4L also utilizes contract/ part-time personnel on an as needed basis. None of e4L's employees is covered by collective bargaining agreements and management considers relations with its employees to be good.

TRADEMARKS AND PATENTS

    e4L has a number of registered trademarks and other common law trademark rights for certain of its products and marketing programs. It is e4L's policy to seek to fully protect and vigorously defend its trademark rights in its products and programs, although e4L often will not actively seek to register certain trademarks in all jurisdictions where its sells its products. e4L does not hold any patents, but the products which e4L markets are often protected by patents (or the subject of pending patent applications) held by the product's inventor or manufacturer. e4L seeks to have its product inventors and/or manufacturers holding a product's patent indemnify e4L against claims that the product being marketed by e4L does not infringe on a third party's patent rights.

ITEM 2. PROPERTIES

    e4L currently leases approximately 23,200 square feet in Los Angeles, California for its corporate headquarters, and television post-production facility and production offices. The lease, which commenced in May 1997, runs for 126 months and requires payments at varying rates from $520,000 in the first year to $662,000 in the final year.

    e4L currently leases approximately 25,200 square feet of office space pursuant to an eleven-year lease for its former executive offices in Philadelphia, Pennsylvania. The lease, which commenced in December 1996, provides for annual rent payments of $479,000 in years one through five, and $568,000 in years 6 through 11. In October 1998, e4L made a decision to close its corporate headquarters in Philadelphia, and relocate its headquarters to its offices in Los Angeles, California. e4L has subsequently subleased its former corporate offices for average annual rent payments of $337,000 for the remainder of the term of that lease.

    e4L leases approximately 188,000 square feet in Phoenix, Arizona for warehousing, order fulfillment and customer service operations. The annual lease payments for this lease range from approximately $707,000 for fiscal year 2000 to $1.1 million for fiscal years 2010 through 2014. e4L is presently in the process of attempting to sublease all or a portion of this facility in connection with its restructuring plans for its North American operations.

    e4L leases approximately 10,800 square feet of office space in London, England, approximately 3,600 square feet of which it currently sublets. The lease expires in February 2001. The lease requires annual rent payments of approximately $435,000. Additionally, pursuant to the terms of such lease, e4L must pay a basic service charge for services provided by the landlord. For the fiscal year ended March 31, 1999, e4L paid a basic service charge of approximately $116,000.

    e4L leases an office building, warehouse, showroom facility and retail stores in Auckland, New Zealand. The main lease, which commenced on April 1, 1996, continues for ten years and currently requires annual payments of approximately $158,000. In addition, e4L entered into a three-year lease, beginning in August 1997, for its primary offices, warehouse and retail store in New South Wales, Australia. The lease requires annual payments of approximately $362,350. This amount includes approximately $77,616 per year for general area charges and maintenance.

    e4L also leases retail stores in each of Christchurch and Wellington, New Zealand for aggregate annual payments of approximately $69,900.

ITEM 3. LEGAL PROCEEDINGS

LITIGATION

    In March, 1999, Intervention, Inc., a California non-profit corporation ("Intervention"), filed a complaint for false advertising against e4L in the Superior Court for Contra Costa County, alleging that e4L overstated the effectiveness of one of its home exercise products in its direct response television program. e4L is vigorously contesting the action. At this time, e4L cannot predict the outcome of this matter; however, even if Intervention were to succeed on all of its claims, e4L does not believe that such results would have a material adverse impact on e4L's results of operations or financial condition.

    In February 1999, e4L filed a complaint against The Media Group, Inc. ("TMG"), a direct marketing company located in Stamford, Connecticut, for trademark infringement, declaratory relief, breach of written contract, breach of oral contract, and other causes of action in the United States District Court for the Central District of California. e4L's complaint alleges, among other things, that TMG failed to pay to e4L its share of profits under a distribution agreement, infringed upon e4L's trademarks and intellectual property, and failed to pay for media airtime purchased on TMG's behalf. Shortly thereafter, TMG filed a separate complaint in the Pennsylvania Court of Common Pleas for the County of Philadelphia claiming that e4L allegedly breached a purported oral agreement to provide TMG with a right of first refusal to market all of e4L's products with a retail sale price of less than $99.00. TMG's state court action was removed to the United States District Court for the Eastern District of Pennsylvania. A written order is still pending. e4L is vigorously prosecuting its claims against TMG and contesting TMG's claims in both actions. At this time, e4L cannot predict the outcome of this matter; however, even if TMG were to succeed on all of its claims, e4L does not believe that such results would have a material adverse impact on e4L's results of operations or financial condition.

    In March 1997, WWOR Television filed a complaint for breach of contract in the United States District Court for New Jersey against one of e4L's wholly-owned subsidiaries alleging, among other things, that the subsidiary wrongfully terminated a contract for the purchase of television broadcast time, seeking in excess of $1.0 million in compensatory damages and its attorneys' fees and costs. e4L entered into a settlement agreement with WWOR regarding this matter in June 1999.

    e4L, in the normal course of business, is a party to litigation relating to trademark, patent and copyright infringement, product liability, contract-related disputes, and other actions. It is e4L's policy to vigorously defend all such claims and enforce its rights in these matters. e4L does not believe any of these actions, either individually or in the aggregate, will have a material adverse effect on e4L's results of operations or financial condition

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    e4L held a special meeting of stockholders on February 25, 1999 to consider and approve an amendment to its Certificate of Incorporation to change its name from "National Media Corporation" to "e4L, Inc." The proposal was approved by e4L's stockholders as follows:

For:                  38,065,006
Against:                 189,467
Abstain:                  43,294

                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    e4L's Common Stock is listed on the NYSE, and until June 23, 1999 was listed on the Philadelphia Stock Exchange ("PSE") at which time e4L elected to discontinue its PSE listing.

    The following table sets forth the quarterly high and low last sales prices as reported on the NYSE for the last two fiscal years. e4L's common stock has been traded on the NYSE since September 14, 1990.

                                                      FISCAL 1999           FISCAL 1998
                                                   ------------------    ------------------
QUARTERS ENDED                                      HIGH        LOW       HIGH        LOW
-------------------------------------------------- -------    -------    -------    -------
June 30...........................................   2 13/16    1 1/16     9 3/8      5 15/16
September 30......................................   6 1/8      1 3/8      7 9/16     4 7/16
December 31.......................................  12 3/16     2 9/16     7 3/16     2 1/2
March 31..........................................  10 7/16     5 11/16    3 7/16     2 1/8

    The number of record holders of e4L's Common Stock on June 15,1999 was approximately 825. e4L is currently restricted in its ability to pay dividends on its common stock under the terms of its credit facility or debt financing as more fully described in Note 5 to the consolidated financial statements. No dividends were declared in fiscal years 1999 and 1998.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                      FISCAL YEARS ENDED MARCH 31,
                                                       ----------------------------------------------------------
                                                          1999        1998        1997        1996        1995
                                                       ----------  ----------  ----------  ----------  ----------

                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Operating Data:
Net revenue..........................................  $  327,850  $  278,474  $  358,179  $  292,607  $  176,167
(Loss) income before income taxes and extraordinary
  item (4), (5)......................................  $  (48,034) $  (56,069) $  (43,794) $   20,104  $     (372)
Net (loss) income (3),(4)............................  $  (43,598) $  (56,769) $  (45,691) $   16,579  $     (672)
Net (loss) income per common share (6):
  Basic..............................................  $    (1.70) $    (2.31) $    (2.09) $     1.08  $    (0.05)
  Diluted............................................  $    (1.70) $    (2.31) $    (2.09) $     0.73  $    (0.05)
Weighted average number of shares
  Basic..............................................      27,054      24,904      21,905      15,411      14,024
  Diluted............................................      27,054      24,904      21,905      22,674      14,024
Balance Sheet Information:
Working capital......................................  $   13,232  $    9,442  $   19,768  $   38,722  $   22,081
Total assets.........................................  $   98,801  $  135,221  $  160,861  $  111,459  $   60,772
Short-term debt (1)..................................  $    8,119  $   30,812  $   17,901  $      876  $      184
Long-term debt (2)...................................  $      135  $      469  $      959  $    4,054  $    3,613
Shareholders' equity.................................  $   37,747  $   54,327  $   88,560  $   56,462  $   26,625

------------------------

(1) Net of loan discount of $0.9 million and $0.8 million as of March 31, 1998 and 1997, respectively.

(2) Net of loan discount of $1.3 million and $1.7 million as of March 31, 1996 and 1995, respectively.

(3) As more fully described in the notes to e4L's consolidated financial statements, fiscal year 1999 includes unusual charges of $20.2 million, an extraordinary gain on extinguishment of long-term debt of $4.9 million, a gain of $6.5 million related to the sale of an investment in common stock, and a write-off of goodwill of $11.3 million.

(4) Fiscal year 1998 includes a $14.5 million write-off of impaired goodwill, which was determined to be unrecoverable, $1.9 million of unusual charges for compensation expense and a $6.5 million provision for inventory obsolescence.

(5) Fiscal year 1997 includes results of operations of certain subsidiaries for only a portion of that year as follows: Positive Response Television ("PRTV"), from May 17, 1996; and Prestige and Suzanne Paul (as defined below) from July 1, 1996. In addition, the fiscal year 1997 results of operations include a $8.7 million provision for inventory obsolescence; $5.7 million of bad debt expense; $13.3 million of legal fees and settlements; $2.5 million of amortization attributable to new acquisitions; $2.5 million of unusual charges attributable to severance of various former executives; a $4.4 million write-off of impaired goodwill of PRTV; and PRTV's significant operating loss. Fiscal year 1995 included $5.3 million of legal fees and settlements; $1.0 million of relocation costs; and $1.8 million of anti-takeover and aborted stock offering costs.

(6) The fiscal year 1999 loss per common share is net of an extraordinary gain on extinguishment of long-term debt of $0.18 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    e4L has historically been engaged in the direct marketing of consumer products, primarily through direct response television programming (also know as "infomercials") and more recently through wholesale/retail distribution and electronic commerce on a global basis. In the United States, e4L has been dependent on a limited number of successful products to generate a significant portion of its net revenue. e4L's new strategies for future periods are designed to reduce the risk associated with relying on a limited number of successful products for a disproportionate amount of its revenue, expand e4L's leverage of its media expenditures and tailor e4L's operations in the United States to more efficiently deal with the cyclical nature of e4L's business.

    In connection with the acquisition of a controlling equity interest by an investor group, which was approved by the stockholders in October 1998, e4L has revised its business model. A key strategy for e4L's future is the expansion of its global direct response and marketing capabilities, wholesale/retail, continuity, electronic commerce and membership services businesses, including the branding of its "Everything4Less" membership shopping club, expansion of BuyItNow LLC, and expanded deployment of continuity and wholesale/retail marketing strategies. e4L will do this by leveraging its substantial media expenditures, first in the United States and then internationally (i.e. using its media primarily as an advertising vehicle to build brand awareness). This strategy encompasses the more effective utilization and leveraging of its global marketing presence and media access, the continued development and marketing of innovative products to enhance its existing programs, the increased emphasis on developing other means of revenue generation such as the shopping club, as well as wholesale/retail, expanded up-sell programs, continuity programs and customer list rental. e4L's direct response television programming is now viewed as a vehicle to generate a customer base which will be utilized in various other revenue generating initiatives as opposed to the television direct response sale historically being the end result or merely a one-time sale. International expansion over the last five years has generally resulted in approximately 50% of e4L's revenue being generated outside of the United States. e4L takes advantage of product awareness created by its television direct response programming and also extends the sales life of its products through alternative distribution channels. These channels include wholesale/retail arrangements, continuity sales programs and Internet marketing, among others.

    On August 13, 1998, e4L announced the execution of definitive agreements related to the Transaction pursuant to which an investor group led by Mr. Lehman agreed to acquire a substantial equity interest in, and operational control of, e4L through an investment of $30.0 million. In connection therewith, the investor group consummated the acquisition of $10.0 million of Series D convertible preferred stock along with 992,942 warrants to purchase common stock from two third party investors in e4L. On October 23, 1998, e4L announced consummation of the Transaction resulting in the purchase by the investor group of $20.0 million of newly issued Series E convertible preferred stock directly from e4L.

    e4L's net revenue varies throughout the year. e4L's revenue has historically been highest in its third and fourth fiscal quarters and lowest in its first and second fiscal quarters due to fluctuations in the number of television viewers. These seasonal trends have been and may continue to be affected by the timing and success of new product offerings, expansion of its wholesale/retail and continuity programs, and the potential growth in e4L's electronic commerce businesses.

    In the discussion and analysis that follows, e4L discusses its "EBITDA" and "EBITDA Margin." EBITDA consists of net income before interest, provision for income taxes, depreciation and amortization, extraordinary gain on extinguishment of debt, gain on sale of investment and unusual charges. EBITDA Margin represents EBITDA as a percentage of net revenue. EBITDA does not represent cash flows as defined by generally accepted accounting principles and does not necessarily indicate that cash flows are sufficient to fund all of e4L's liquidity requirements. EBITDA should not be considered in isolation or as a substitute for net income, cash from operating activities or other measures of liquidity determined in accordance with generally accepted accounting principles. e4L believes that EBITDA is a measure of financial performance widely used in the media and Internet/electronic commerce industries, and is useful to investors as a measure of e4L's financial performance.

RESULTS OF OPERATIONS

    The following table sets forth operating data of e4L as a percentage of net revenue for the periods indicated below.

                                                     YEAR ENDED MARCH 31,
                                                    -----------------------
                                                    1999     1998     1997
                                                    -----    -----    -----
Statement of Operations Data:
Net revenue.......................................  100.0%   100.0%   100.0%
Operating costs and expenses:
  Media...........................................   34.6     33.0     36.6
  Product and other direct........................   57.8     60.2     55.0
  Selling, general and administrative.............   11.6     17.3     16.7
  Depreciation and amortization...................    2.1      2.5      1.6
  Write-off of impaired goodwill..................    3.4      5.2      1.2
  Unusual charges.................................    6.2      0.7      0.7
                                                    -----    -----    -----
Total operating costs and expenses................  115.7    118.9    111.8
                                                    -----    -----    -----
Loss from operations..............................  (15.7)   (18.9)   (11.8)
Other (income)/expenses:
  Gain on sale of investment......................   (2.0)     0.0      0.0
  Interest expense................................    1.0      1.2      0.4
                                                    -----    -----    -----
Loss before income taxes and extraordinary item...  (14.7)   (20.1)   (12.2)
Income taxes......................................    0.1      0.3      0.5
                                                    -----    -----    -----
Loss before extraordinary item....................  (14.8)   (20.4)   (12.8)
Extraordinary item................................    1.5      0.0      0.0
                                                    -----    -----    -----
Net loss..........................................  (13.3%)  (20.4%)  (12.8%)
                                                    -----    -----    -----
                                                    -----    -----    -----

YEAR ENDED MARCH 31, 1999 AS COMPARED TO MARCH 31, 1998

NET REVENUE

    Net revenue was $327.9 million for the year ended March 31, 1999, as compared to $278.5 million for the year ended March 31, 1998, an increase of $49.4 million or 17.7%.

    Net revenue in the United States for the year ended March 31, 1999 was $197.6 million as compared to $123.6 million for the year ended March 31, 1998, an increase of $74.0 million or 59.9%. The increase was primarily attributable to a greater number of successful direct response television programs and products during fiscal year 1999. The year ended March 31, 1999 included five programs which generated over $20.0 million in net revenue and only one program which comprised over 15% of total net revenue. The comparable twelve month period of fiscal year 1998 included only two programs which generated in excess of $20.0 million of net revenue and three of which comprised over 15% of total net revenue. The top product in fiscal years 1999 and 1998 generated approximately 20.2% and 16.8% of total United States net revenue, respectively.

    International net revenue for the year ended March 31, 1999 was $130.3 million as compared to $154.9 million for the year ended March 31, 1998, a decrease of $24.6 million or 15.9%. The decrease was primarily attributable to a 17.8% decline in net revenue in Japan. Approximately 4.2% of the annual net revenue decline was attributable to currency devaluation. The decline in Japanese net revenue was primarily attributable to the unfavorable economic climate in Japan in the first six months of fiscal year 1999. Japanese net revenue, however, increased in the last six months of fiscal year 1999 as compared to fiscal year 1998 due to the success of a wholesale/retail strategy and an improvement in the Japanese economy. In addition, e4L's operations in the South Pacific Rim continued to experience the negative impact of the economic downturn throughout that region, which resulted in a significant decline in consumer spending. This region also suffered from a lack of successful new products. e4L's South Pacific Rim net revenue for the year ended March 31, 1999 as compared to the year ended March 31, 1998 decreased approximately $14.9 million or 33.9%. Approximately 14.7% of the net revenue decline was attributable to currency devaluation. European net revenue was consistent with that of fiscal year 1998. During the fourth quarter of fiscal year 1999, European net revenue decreased 15.0% compared to fiscal year 1998 due to the loss of two significant media contracts during the quarter. While the loss of these media contracts may cause European net revenue to continue to decline in fiscal year 2000, e4L believes it can maintain or improve its overall European profitability by replacing the lost media and revenue with additional wholesale/retail sales and alternative media. The European operations generated an additional $2.8 million of wholesale/retail net revenue in fiscal year 1999 as compared to fiscal year 1998.

    e4L's return rate was 17.8% and 15.7% in fiscal years 1999 and 1998, respectively. The increased overall return rate was attributable to an increase in the sale of higher priced products, increased percentage of intellectual property products and continuity sales. Sales of these types of product and nature have historically carried higher return rates. In addition, the increased product backlogs in the United States in fiscal year 1999 as compared to fiscal year 1998 resulted in increased returns.

OPERATING COSTS AND EXPENSES

    Total operating costs and expenses were $379.2 million for the year ended March 31, 1999 as compared to $331.1 million for the year ended March 31, 1998, an increase of $48.1 million or 14.5%. Included in operating costs during fiscal years 1999 and 1998 are unusual and restructuring charges and write-offs of impaired goodwill. Excluding these amounts, operating costs for the year ended March 31, 1999 increased by $33.0 million or 10.5% as compared to operating costs for the year ended March 31, 1998. The fiscal year 1999 increase was primarily attributable to the increase in net revenue of 17.7%, which was partially offset by a reduction in direct costs as a percentage of net revenue and a decrease in selling, general and administrative expenses. The increase in operating costs is more fully described below.

MEDIA

    Media purchases were $113.6 million for the year ended March 31, 1999 as compared to $91.9 million for the year ended March 31, 1998, an increase of $21.7 million or 23.6%. e4L's worldwide ratio of media purchases to net revenue increased to 34.6% for the year ended March 31, 1999 as compared to 33.0% for the year ended March 31, 1998. The increase in media purchases as a percentage of net revenue was attributable to the increased proportion of United States revenue to international revenue, which United States revenue carries greater media costs. United States net revenue represented 60.3% of total net revenue for the year ended March 31, 1999 as compared to only 44.4% for the year ended March 31, 1998.

PRODUCT AND OTHER DIRECT COSTS

    Product and other direct costs consist of the cost of inventory and materials, freight, television and radio program production, commission and royalties, order fulfillment, in-bound telemarketing, credit card authorization and processing, warehousing, and royalties. Product and other direct costs were $189.4 million for the year ended March 31, 1999 as compared to $167.5 million for the year ended March 31, 1998, an increase of $21.8 million or 13.0%. The increase was primarily attributable to the 17.7% increase in net revenue. As a percentage of net revenue, product and other direct costs were 57.8% for the year ended March 31, 1999 as compared to 60.2% for the year ended March 31, 1998. The decrease as a percentage of net revenue was attributable to a reduction in both United States and international product and other direct costs.

    The decrease in United States product and other direct costs as a percentage of net revenue was primarily attributable to increased United States net revenue and the nature of certain fixed costs associated with e4L's fulfillment center and television production activities. The decrease in foreign product and other direct costs as a percentage of net revenue was primarily attributable to European and Middle East operations, which were offset in part by increased costs of e4L's South Pacific Rim operations. Lower South Pacific Rim net revenue in relation to certain fixed and semi-variable costs associated with operations in this region resulted in increased costs in relation to net revenue. The decrease in European product and other direct costs as a percentage of net revenue in fiscal year 1999 as compared to fiscal year 1998 is attributable to the favorable impact of a higher average selling prices in relation to certain fixed fulfillment costs and a reduction in production costs.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expense was $37.9 million for the year ended March 31, 1999 as compared to $48.2 million for the year ended March 31, 1998, a decrease of $10.3 million or 21.2%. The decrease in selling, general and administrative expense reflects e4L's continued cost reduction and restructuring efforts. Selling, general and administrative expense as a percentage of net revenue decreased to 11.6% for the year ended March 31, 1999 to 17.3% for the year ended March 31, 1998, principally attributable to e4L's cost reduction and restructuring efforts combined with the 17.7% increase in net revenue.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization were $6.8 million for the year ended March 31, 1999 as compared to $7.1 million for the year ended March 31, 1998, a decrease of $0.3 million, or 3.9%. The decrease in depreciation and amortization was attributable to the write-off of goodwill and other intellectual properties associated with e4L's Positive Response Television, Inc. ("PRTV") subsidiary during the fourth quarter of fiscal year 1998 resulting in lower amortization expense during fiscal year 1999. This was offset by the acceleration of depreciation of certain assets over the estimated remaining useful life, resulting from the decision to outsource various aspects of the United States operations which resulted in increased depreciation expense during fiscal year 1999.

WRITE-OFF OF IMPAIRED GOODWILL

    Fiscal year 1999 included a write-off of impaired goodwill of $11.3 million attributable to Prestige and Suzanne Paul, e4L's operations in New Zealand and Australia, respectively. The write-off was based upon an independent appraiser's valuation of the underlying goodwill and other intellectual properties in light of the current economic downturn being experienced in these markets.

UNUSUAL CHARGES

    In connection with the Transaction, e4L adopted a revised business plan under the direction of its new management team and Board of Directors. As a result, e4L has undertaken specific actions to reduce its overall cost structure and transition its business model from a television direct marketing company to an electronic commerce and membership services company. Certain of these actions had resulted in pre-tax unusual and restructuring charges during the year ended March 31, 1999 of $20.2 million.

    e4L is continuing to evaluate all areas of its business, however, as a result of the plans discussed below, e4L expects to remove approximately $10.0 to $20.0 million from its cost structure during fiscal year 2000 and beyond. These savings are predominantly due to wage related costs; reduced carrying costs of property, plant and equipment; reduced office rent and satellite leasing charges; and other miscellaneous cost savings.

    The restructuring charges are primarily attributable to the following:

    CLOSURE OF PHILADELPHIA, PENNSYLVANIA HEADQUARTERS. e4L made a decision to close its former corporate headquarters in Philadelphia, Pennsylvania and relocate its headquarters to its offices in Los Angeles, California. Included in restructuring charges are $3.8 million of costs associated with the termination of employees, loss on the subleasing of the existing office lease and other commitments, and the write-down of assets that are no longer in use. Such assets were sold or abandoned during the first quarter of fiscal year 2000. A total of 17 employees were terminated as part of e4L's plans to close its corporate offices. Of the 17 employees affected, 16 have been paid and/or left e4L as of March 31, 1999, and one (who was notified of his termination during fiscal year
1999) will receive his severance package and leave e4L during fiscal year 2000.

    CONSOLIDATION OF NEW ZEALAND AND FAR EAST BUSINESS OFFICES, AND CLOSURE OF AUSTRALIAN RETAIL STORES. e4L made a decision to reduce the size of its New Zealand work force, by consolidating its previously separate New Zealand and Far East business offices within one location, and shutting down unprofitable Australian retail stores. The related restructuring charges of $0.7 million are primarily comprised of costs associated with the termination of employees, cancellation of leases and other commitments, and the write-down of assets no longer in use. Such assets had been sold or abandoned as of March 31, 1999. A total of 46 employees were terminated as part of e4L's plans to consolidate the two offices and close certain retail stores. Of the 46 employees effected, 32 have been paid and/or left e4L as of March 31, 1999, and 14 (who were notified of their termination during fiscal year 1999) shall receive his/her severance packages and leave e4L during the first quarter of fiscal year 2000.

    OUTSOURCING OF CERTAIN OPERATIONS IN THE UNITED STATES. e4L is in the process of outsourcing various aspects of its Phoenix, Arizona fulfillment center, customer service operations, and media agency business. As a result, during the third quarter of fiscal year 1999 e4L disposed of its media agency subsidiary and is in the process of transitioning its fulfillment and customer service functions to third parties. The costs expensed as of March 31, 1999 of $3.4 million include costs primarily associated with the termination of employees, and the cancellation of leases and other commitments. This transition is expected to be completed by the end of the third quarter of fiscal year 2000.

    CLOSURE OF CERTAIN ASIAN AND EASTERN EUROPEAN MARKETS. Due to the economic downturn in Asia and Eastern Europe, the forecasted sales and opportunities in these regions have decreased significantly from e4L's original plans. Accordingly, e4L made a decision to exit certain Asian and Eastern European markets and/or transfer such markets to third party licensee arrangements. The costs included in the restructuring charges of $2.0 million are costs incurred in connection with the termination of 12 employees, all of which terminations were completed and paid as of March 31, 1999, and the write-down of certain assets in the affected markets.

    WRITE-DOWN OF PREPAID PRODUCTION. Also included in the restructuring charge is $2.6 million of costs related to the write-down of certain prepaid costs attributable to the production of its direct response television programming. e4L made a fundamental change in its strategy involving the use of its programs. In connection with its revised business model, new electronic commerce platform and other initiatives, e4L has begun utilizing its programs not only for the sale of underlying products, but has begun leveraging its programs and television media to drive memberships in its membership shopping club, Everything4Less, to exploit a retail market and continuity programs for its products, and to create list rental opportunities with respect to its customer base.

    Other unusual charges consist of the following:

    SHOPPING CLUB START-UP COSTS. $1.2 million of start-up costs associated with the development and production of commercials related to e4L's Everything4Less membership shopping club.

    EUTELSTAT SATELLITE CONTRACT. e4L entered into a long-term commitment to lease a transponder on the Eutelstat satellite for the life of the satellite. The satellite launched in April 1998, and e4L has an estimated commitment of 10 to 12 years. e4L has determined that the satellite contract is unfavorable, as it has estimated that it will be unable to recover certain costs relating to its lease. Accordingly, e4L has included in unusual charges $5.3 million relating to its inability to recover a portion of costs attributable to the Eutelstat Satellite lease.

    CHANGE OF CONTROL PAYMENTS. As part of the Transaction, e4L recorded severance charges of $1.8 million associated with the waiver of the change of control provisions contained in the employment agreements of three former executive officers.

    CONSULTING FEES. In connection with the Transaction, e4L recorded a non-cash charge of $0.2 million in connection with a five year option to purchase up to 212,500 shares of e4L common stock at an exercise price of $1.32 per share that were granted to a management company of which Messrs. Lehman, Weiss and Yukelson are managing members. In addition, e4L recorded $0.4 million related to the termination of a foreign media consulting agreement.

    WRITE-OFF OF MERGER COSTS. In June 1998, e4L wrote-off capitalized costs of $0.7 million related to the termination of e4L's intended merger with ValueVision International, Inc. ("ValueVision").

    NON-CASH EXECUTIVE COMPENSATION. e4L had previously recorded compensation expense of $1.9 million in connection with 750,000 stock options issued to e4L's former chief executive officer and two other former executive officers during fiscal year 1998. The stock options contained provisions that, upon the occurrence of certain triggering events prior to June 30, 1998, the exercise price of the stock options would be reduced. The previously recorded expense was reversed in the first quarter of fiscal year 1999 as no triggering events occurred as of the June 30, 1998 expiration date.

GAIN OF SALE OF INVESTMENT

    During the year ended March 31, 1999, e4L recognized a gain on the sale of an investment in common stock of Earthlink Network, Inc. of $6.5 million.

INTEREST EXPENSE

    Interest expense was $3.2 million for the year ended March 31, 1999, as compared to $3.5 million for the year ended March 31, 1998, a decrease of $0.3 million. This decrease was primarily attributable to a decrease in average outstanding indebtedness from $26.6 million during fiscal year 1998 to $20.3 million during fiscal year 1999.

INCOME TAXES

    e4L recorded income tax expense of $0.4 million and $0.7 million for the years ended March 31, 1999 and 1998, respectively, attributable to certain of its international operations. Income tax benefits have not been recorded during the respective periods on United States and certain international losses. These benefits will be recorded when realized, reducing the effective tax rate on future United States and certain international earnings.

EXTRAORDINARY ITEM--GAIN ON EXTINGUISHMENT OF LONG-TERM DEBT

    The extraordinary gain on extinguishment of long-term debt resulted from e4L's retirement of its approximately $21.5 million debt outstanding under a revolving credit and term loan agreement with its then principle lender at a twenty-five percent discount.

EARNINGS BEFORE INTEREST, DEPRECIATION AND AMORTIZATION (EBITDA)

    EBITDA deficit exclusive of the unusual charges, gain on extinguishment of debt, write-off of impaired goodwill and gain on sale of investment, was $(13.0) million for the year ended March 31, 1999 as compared to an EBITDA deficit of $(29.1) million for the year ended March 31, 1998, an improvement of $16.1 million or 55.3%. EBITDA margin deficit, exclusive of the above items, was (4.0%) and (10.5%) for the years ended March 31, 1999 and 1998, respectively. The improvements in EBITDA and EBITDA margin deficit were primarily attributable to the improvement in e4L's United States, Japanese and European results of operations.

NET LOSS

    e4L incurred a net loss of $43.6 million for the year ended March 31, 1999, as compared to a net loss of $56.8 million for the year ended March 31, 1998. The current fiscal year includes unusual charges of $20.2 million, a gain on sale of investment of $6.5 million, an extraordinary gain on extinguishment of debt of $4.9 million and a write-off of impaired goodwill of $11.3 million. Fiscal year 1998 included a write-off of impaired goodwill of PRTV of $14.5 million and unusual charges of $1.9 million. Excluding these items e4L incurred a net loss of $23.5 million for the year ended March 31, 1999 as compared to a net loss of $40.3 million for the year ended March 31, 1998. This represents a $16.9 million, or 41.8%, improvement as compared to the results of operations for the year ended March 31, 1998.

YEAR ENDED MARCH 31, 1998 AS COMPARED TO YEAR ENDED MARCH 31, 1997

NET REVENUE

    Net revenue was $278.5 million for the year ended March 31, 1998 as compared to $358.2 million for the year ended March 31, 1997, a decrease of $79.7 million or 22.3%. Retail royalties were negligible during fiscal year 1998 as compared to $16.3 million during fiscal year 1997. The fiscal year 1997 retail royalties were primarily attributable to retail royalties generated from sales of e4L's Ab Roller Plus product.

    Net revenue in the United States was $123.6 million for the year ended March 31, 1998 as compared to $188.5 million for the year ended March 31, 1997, a decrease of $64.9 million or 34.4%. This decrease was attributable to the limited success of new products in comparison to the highly successful Ab Roller Plus, which performed strongly during fiscal year 1997 in all distribution channels. The Ab Roller Plus accounted for approximately 41.9% of United States net revenue in fiscal year 1997. Several fiscal year 1998 products and direct response television programs had been postponed due to production delays, timing issues related to product manufacturing and sourcing, and e4L's limited working capital and cash position which impacted, among other things, inventory purchasing and media spending. Approximately 63.0% of United States net revenue in fiscal year 1998 was attributable to sales of e4L's "Great North American Slim Down" (16.8%), Cyclone Cross-Trainer (16.6%), T-Fal Ingenio cookware (14.7%) and PVA 10-X Mop (14.1%) products. Fiscal year 1998 United States net revenue was also unfavorably impacted by increased return rates. The increased return rates were attributable to a change in product mix. In fiscal year 1998, e4L offered more higher priced products and intellectual property (e.g., printed materials, videocassette and audio-tape) products, which traditionally carry higher return rates.

    International net revenue for the year ended March 31, 1998 was $154.9 million as compared to $169.7 million for the year ended March 31, 1997, a decrease of $14.8 million or 8.7%. Fiscal year 1998 international revenue included a full year of revenue from the Prestige and Suzanne Paul acquisitions as compared to approximately nine months in fiscal year 1997. In addition, e4L experienced a 12.6% increase in European net revenue attributable to its expansion into Eastern Europe. These revenue increases were partially offset by the approximate 40.3% decline in Asian net revenue. Japan, e4L's principal Asian market, experienced a 49.7% decline in fiscal year 1998 net revenue as compared to fiscal year 1997. The decline in Asian net revenue was primarily attributable to downturns in general economic conditions in that region, increased competition from traditional programming, other direct response television competition, and the limited availability of television media time. In addition, e4L's Asian and South Pacific Rim net revenue had been adversely impacted by significant currency devaluations within in these markets. Approximately 4.6% of the decline in Asian (principally Japan) net revenue was attributable to currency devaluation. These factors are expected to have a continuing adverse impact on these regions and e4L's results of operations in fiscal year 1999. e4L's South Pacific Rim net revenue and operating results during fiscal year 1998 were also adversely impacted by significant returns associated with its Fitness Strider product.

OPERATING COSTS

    Total operating costs and expenses were $331.1 million for the year ended March 31, 1998 as compared to $400.4 million for the year ended March 31, 1997, a decrease of $69.3 million or 17.3%. The decrease was primarily attributable to a 22.3% decline in net revenue. Excluding the write-offs during fiscal years 1998 and 1997 of impaired goodwill of $14.5 million and $4.4 million, and the unusual charges of $1.9 million and $2.5 million total operating costs decreased by 20.0% during fiscal year 1998 as compared to fiscal year 1997.

MEDIA

    Media purchases were $91.9 million for the year ended March 31, 1998 as compared to $131.1 for the year ended March 31, 1997, a decrease of $39.2 million or 29.9%. The decrease was primarily attributable to a 22.3% decline in net revenue in fiscal year 1998. During fiscal year 1998, e4L experienced a lack of successful new programs and products and, accordingly, purchased less media for program broadcasts. The ratio of media purchases to net revenue improved in fiscal year 1998 to 33.0% as compared to 36.6% in fiscal year 1997. The improvement in the ratio of media to net revenue was attributable to more favorable United States media rates resulting in a 5.0% decline over the prior fiscal year ratio. In addition, the ratio of media purchases to net revenue for fiscal year 1998 benefited from a higher percentage of overall net revenue outside of the United States, which generally carries more favorable media rates.

    The international media to net revenue ratio increased slightly during fiscal year 1998 as compared to fiscal year 1997. Recent trends indicate an increase in international media costs due to increased competition and a trend towards a growing requirement for minimum guarantees and/or fixed media contracts. Higher media costs could result in a higher international media to net revenue ratio in the future. The Eutelstat Satellite launched in April 1998 at which time e4L began making monthly payments for the lease of the transponder. The cost of the Eutelstat Satellite may contribute to an increase in e4L's European ratio of media to net revenue in fiscal year 1999 and beyond.

PRODUCT AND OTHER DIRECT COSTS

    Product and other direct costs consist of the cost of inventory and materials, freight, television program production, commissions and royalties, order fulfillment, in-bound telemarketing, credit card authorization and processing, warehousing and royalties. Direct costs were $167.5 million for the year ended March 31, 1998 as compared to $190.7 million for the year ended March 31, 1997, a decrease of $29.5 million or 14.9%. This decrease was primarily attributable to a decrease in net revenue of 22.3%. As a percentage of net revenue, direct costs were 60.2% in fiscal year 1998 as compared to 55.0% in fiscal year 1997. Direct costs as a percentage of net revenue increased in both e4L's United States and international operations. The expense for inventory obsolescence was $6.5 million (2.3% of net revenues) and $8.7 million (2.4% of net revenues) in fiscal years 1998 and 1997, respectively. The ratio of direct costs to net revenue in the United States was unfavorably impacted by the 34.4% decrease in net revenue, and the fixed and variable nature of direct costs. Lower revenue, especially in the first six months of fiscal year 1998, along with certain fixed costs associated with e4L's fulfillment center operations and a significant increase in United States return rates, negatively impacted the direct costs to net revenue ratio. In addition, fiscal year 1997 benefited from retail royalties ($0.7 million for fiscal year 1998 as compared to $16.3 million for fiscal year 1997), which revenue carries lower direct costs.

    Internationally, the economic downturn and currency devaluation in the Asian and South Pacific Rim regions, change in product mix and increased program customization costs adversely impacted the international ratio of direct costs to net revenue. The currency devaluation, particularly in the last six months of fiscal year 1998, resulted in higher product costs. In response to the higher costs, e4L was unable to increase pricing sufficiently to offset the full impact of the significant decline in local currency values. In Japan, fulfillment and warehousing costs increased as a percentage of net revenue as a result of the lower net revenue and higher inventory levels.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expense was $48.2 million for the year ended March 31, 1998 as compared to $59.9 million for the year ended March 31, 1997, a decrease of $11.7 million or 19.6%. Fiscal year 1998 included approximately $2.0 million of additional selling, general and administrative expense associated with the operations of Prestige and Suzanne Paul which were acquired by e4L in July 1996, resulting in nine months of selling, general and administrative expense in fiscal year 1997 as compared to a full year of expense in fiscal year 1998. Fiscal year 1998 includes the benefit of a decrease in legal settlements and fees in excess of $10.0 million. Fiscal year 1997 included $9.4 million of legal settlements, including $6.0 million attributable to a settlement on the Ab Roller Plus product. In addition, fiscal year 1998 included bad debt expense of $2.2 million as compared to $5.7 million in fiscal year 1997, including $2.1 million of bad debt attributable to two specific customers. Fiscal year 1998 also included cost reductions associated with PRTV in the first half of that year. The above reductions more than offset higher consulting fees and higher occupancy expense. Selling, general and administrative expense as a percentage of net revenue increased to 17.3% in fiscal year 1998 from 16.7% in fiscal year 1997 as a result of a 22.3% decrease in net revenue.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization were $7.1 million for the year ended March 31, 1998 as compared to $5.5 million for the year ended March 31, 1997, an increase of $1.6 million or 26.9%. This increase was primarily attributable to higher depreciation expense associated with e4L's information systems, and increased amortization attributable to the acquisitions, which occurred during fiscal year 1997.

WRITE-OFF OF IMPAIRED GOODWILL

    Fiscal year 1998 included a write-off of the remaining goodwill attributable to the acquisition of PRTV of $14.5 million. The write-off was based upon an independent appraiser's re-valuation of PRTV's goodwill in light of PRTV's unsuccessful business strategy. As a result, e4L does not anticipate any future benefit or cash flows from PRTV, and has determined that there is no remaining value attributable to PRTV's goodwill. Fiscal year 1997 included the write-off of approximately $4.4 million of PRTV goodwill based on a re-valuation performed by an independent appraiser.

UNUSUAL CHARGES

    Fiscal year 1998 included unusual charges of $1.9 million associated with non-cash compensation expense attributable to options granted to three executive officers. Fiscal year 1997 included a $2.5 million unusual charge attributable to severance expense for five executive officers.

INTEREST EXPENSE

    Interest expense was $3.5 million during for the year ended March 31, 1998 as compared to $1.5 million for the year ended March 31, 1997, an increase of $2.0 million. This increase was primarily attributable to an increase in e4L's average outstanding indebtedness from approximately $10.0 million in fiscal year 1997 to approximately $26.6 million in fiscal year 1998, and higher interest rates charged in connection with an amended loan agreement with e4L's principal lender.

INCOME TAXES

    e4L recorded income tax expense of approximately $0.7 million for the year ended March 31, 1998 resulting from its Asian and South Pacific Rim businesses. Income tax benefits have not been recorded during the current period on United States and European losses. These benefits will not be recorded until it is likely that such benefits will be realized, thereby, reducing the effective tax rate on future United States and European taxable earnings. Approximately $1.9 million of income tax expense had been recorded for the year ended March 31, 1997 resulting from tax liabilities attributable to Asian and South Pacific Rim taxable earnings.

EARNINGS BEFORE INTEREST, INCOME TAXES, DEPRECIATION AND AMORTIZATION (EBITDA)

    EBITDA deficit, exclusive of unusual charges and write-offs of impaired goodwill, was $(29.1) million for the year ended March 31,1998 as compared to an EBITDA deficit of $(29.8) million for the year ended March 31,1997, an improvement of $0.7 million or 2.3%. EBITDA margin deficit, exclusive of the above items, was (10.5%) and (8.3%) during the fiscal years 1998 and 1997, respectively.

NET LOSS

    e4L incurred a net loss of $56.8 million for the year ended March 31, 1998, as compared to a net loss of $45.7 million for the year ended March 31,1997. As discussed above, fiscal years 1998 and 1997 included write-offs of impaired goodwill attributable to the PRTV acquisition of $14.5 million and $4.4 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    e4L's working capital was $13.2 million at March 31, 1999 as compared to a $9.4 million at March 31, 1998, an increase of $3.8 million. The increase was primarily attributable to the reduction of current debt with proceeds from the sale of Series E Preferred Stock and the exercise of stock options and warrants. e4L met its current period cash requirements primarily through the sale of inventory, funding under its new credit facility, proceeds from the sale of an investment, and cash proceeds from the aforementioned equity transactions. Operating activities for the years ended March 31, 1999 and March 31, 1998, resulted in a use of cash of $25.4 million and $19.6 million, respectively. e4L's cash flow from operations during the years ended March 31, 1999, and 1998 was adversely impacted by the net loss of approximately $43.6 million and $56.8 million, respectively.

    Consolidated accounts receivable increased by $6.3 million, or 21.3%, primarily attributable to an increase in United States accounts receivable of $10.4 million which was offset by a decrease in international accounts receivable of $4.1 million. United States accounts receivable increased due to an increase in time payment receivables attributable to sales of higher priced products and extended time payment plans. International accounts receivable have decreased due to lower sales volume in the European and South Pacific Rim regions. Consolidated inventory decreased $5.0 million or 23.5%. This decrease was attributable to e4L's continued efforts to reduce global inventory levels and a write-down of certain Asian, South Pacific Rim and Latin American inventories.

    The decrease in prepaid media and show production costs from $6.7 million at March 31, 1998 to $0.8 at March 31, 1999 is attributable to the revision to the e4L business model in connection with the Transaction. The direct response television program is being utilized to promote memberships in e4L's membership shopping club, to brand products for wholesale/retail distribution; to market product continuity programs, and to create list rental opportunities with respect to its customer base. As a result, television program production costs are now expensed as incurred.

    The decrease in excess of cost over net assets of acquired businesses and other intangibles at March 31, 1999 is attributable to a write-off of impaired goodwill of $11.3 million of Prestige and Suzanne Paul, e4L's subsidiaries in New Zealand and Australia, respectively.

    The increase in accrued expenses at March 31, 1999 is primarily attributable to a $7.7 million balance of unusual and restructuring charges recognized during the third quarter of fiscal year 1999.

    In December 1998, e4L entered into a new, three-year credit agreement with a senior lender (the "Credit Agreement"). The Credit Agreement provides for a revolving credit facility with a maximum commitment of $20.0 million, of which up to $7.5 million may be in the form of outstanding letters of credit. Borrowings under the Credit Agreement are limited to a borrowing base consisting of certain eligible United States accounts receivable and inventory. Outstanding borrowings under the Credit Agreement bear interest, at the option of e4L, at the Prime rate plus one-quarter percent or the London Interbank Offered Rate (LIBOR) plus three percent, however, in no event shall the interest rate charged be less than seven percent per annum. A commitment fee of one-quarter percent per annum is paid on the unused portion of the Credit Agreement.

    At March 31, 1999, e4L had $18.0 million in total availability under this facility of which $7.2 million was outstanding as borrowing and an additional $1.0 million in a letter of credit. At June 22, 1999, e4L had $17.2 million in total availability under this facility of which $14.0 million was outstanding as borrowings and $1.4 million in outstanding letters of credit.

    On October 23, 1998, e4L received approximately $20.0 million in gross proceeds ($17.6 million in net proceeds) from the sale of $20.0 million face amount of newly issued Series E Preferred Stock, as more fully described in Note 6 to the consolidated financial statements. The Series E Preferred Stock carries a 4.0% coupon for one year and is convertible into 13,333,333 shares of e4L Common Stock based on a fixed conversion price of $1.50 per share (subject to normal anti-dilution adjustments). In connection with the

Transaction, e4L issued five year options and warrants to purchase up to 212,500 and 3,762,500 shares of e4L 's common stock, respectively, at exercise prices ranging from $1.32 to $3.00 per share. Approximately $16.1 million of the proceeds from the issuance of the Series E Preferred Stock was used to retire e4L's outstanding indebtedness to its principle lender at a twenty-five percent discount. The repayment of debt resulted in an extraordinary gain on extinguishment of debt of approximately $4.9 million which is recorded in e4L's statement of operations for the year ended March 31, 1999. The remaining proceeds were used for costs related to the Transaction and for working capital purposes.

    In December 1998, e4L repaid a $10.0 million loan to ValueVision International, Inc. ("ValueVision") through working capital and proceeds of approximately $2.0 million from the exercise of 750,000 warrants to purchase e4L Common Stock held by ValueVision.

    In June 1998, e4L announced the termination of its proposed merger with ValueVision. As a result, the maximum conversion price of e4L's Series D preferred stock ("Series D Stock") and the exercise price of the 1,489,413 warrants held by the Series D shareholders were automatically adjusted to $1.073125 per share, 101% of the closing price of e4L's common stock on the adjustment date. As a result of the Transaction and as more fully described in
Note 6 to consolidated financial statements, the conversion price of the Series D Preferred Stock was subsequently fixed at $1.073125 per share. Based on such conversion price, the $18.6 million of outstanding Series D Preferred Stock at March 31, 1999 are convertible into 17,349,273 shares of Common Stock, not including shares of e4L Common Stock issuable upon conversion of any accrued premium. In addition, certain anti-dilution provisions of the Series B Convertible Preferred Stock and Loan Warrants ("Series B Warrants") have been triggered during fiscal year 1999, resulting in an increase in the number of shares of e4L common stock available upon exercise of the Series B Warrants outstanding increasing to approximately 9.5 million and the exercise price being reduced to approximately $2.37 per share.

    e4L foreign revenue is subject to foreign exchange risk. To the extent e4L incurs expense in local currency that are based upon locally denominated sales volume (order fulfillment and media costs), this exposure is reduced significantly. e4L monitors exchange rate and/or forward contracts when and where appropriate. As a result of the aforementioned capital infusion and new credit facility, e4L has an ability to hedge its currency risk. During fiscal year 1999, e4L entered into forward contracts to hedge its Japanese Yen position resulting in an immaterial loss for fiscal year 1999. At March 31, 1999, e4L had outstanding forward contracts to hedge its Japanese Yen position in the amount of $4.7 million. These contracts mature through September 1999. In the long term, e4L has the ability to change the selling price of its products to a certain extent in order to react to major currency fluctuations; which may reduce a portion of the risk associated with local currency fluctuations. However, the significant currency devaluation and the economic downturn being experienced in certain foreign regions will have an adverse impact on e4L's operating results and cash flows in fiscal year 2000. Currently, e4L's major foreign currencies are the European Economic Union's Euro, German deutsche mark, Japanese yen, Australian dollar and New Zealand dollar, each of which has been subject to recent fluctuations.

    As a result of e4L's current working capital position, available borrowings under its $20.0 million credit facility, and its $20.0 million equity infusion and corresponding repayment of indebtedness; management believes that based upon the implementation of its revised business plan and operating strategies, which have been designed, in part, to (i.) rebuild e4L's business, (ii.) introduce successful new direct response television programs and products, (iii.) leverage e4L's radio and television media in order to support its electronic commerce, membership services, and wholesale/retail distribution businesses, e4L will have sufficient liquidity to fund its working capital requirements through March 31, 2000.

YEAR 2000 IMPLICATIONS

    e4L has reviewed the implications of Year 2000 (e.g., "Y2K") compliance and is presently undertaking the process to ensure that e4L's information systems and software applications will manage dates beyond

December 31, 1999. e4L believes that it has allocated adequate resources for this purpose and those planned software upgrades, which are underway and in the normal course of business, will address e4L's internal Year 2000 needs. While e4L expects that efforts on the part of current employees of e4L will be required to monitor Year 2000 issues, no assurances can be given that these efforts will be successful. e4L does not expect the cost of addressing any Year 2000 issue to be a material event or uncertainty that would have a material, adverse effect on future results of operations or financial condition.

    The Year 2000 issue developed because most computer systems and programs were designed to record years (e.g. "1998") as two-digit fields (e.g. "98"). When the year 2000 begins, these systems may interpret "00" as the year 1900 and may stop processing date-related computations or process them incorrectly. To prevent this occurrence, e4L has begun examining its computer systems and programs, correcting the problems and testing the results. e4L on or before December 31, 1999 must achieve Year 2000 compliance. Also, due to the nature of e4L's time payment offers within its direct response television programs, certain systems currently refer to dates beyond December 31, 1999 and, therefore, require earlier compliance.

    e4L, as with most direct marketing and electronic commerce companies, is heavily dependent upon computer systems for all phases of its operations. For this reason, it is aggressively addressing the Year 2000 issue to mitigate the effect on software performance. During late fiscal year 1998, e4L commenced a comprehensive effort to identify and correct the Year 2000 programming issues. By early fiscal year 1999 e4L had identified all potential Year 2000 hardware and software issues within both its mainframe processing systems and personal computers worldwide. e4L has initiated a project to address all of the identified Year 2000 issues within its systems, utilizing both internal and external resources.

    Also during early fiscal year 1999, e4L formed a Year 2000 Compliance Task Force to oversee the project, address all related business issues, and facilitate communication with significant suppliers and service providers. The project was divided into the following phases: (i.) identification and inventorying of all systems and software with potential Year 2000 problems; (ii.) evaluation of scope of Year 2000 issues and assignment of priorities to each item based upon its importance in e4L's operations; (iii.) rectification of Year 2000 issues in accordance with assigned priorities, by correction, upgrade, replacement, or retirement; and (iv.) testing for and validation of Year 2000 compliance. Because e4L uses a variety of systems, internally developed and third party provided software, and embedded chip equipment, depending on the business function and location, various aspects of e4L's Year 2000 efforts are in different phases and are proceeding parallel.

    e4L's operations are also dependent on the Year 2000 readiness of third parties that do business with e4L. In particular, e4L's systems interact with automated clearing-houses to handle the transfer of cash relating to the sale of e4L's receivables. e4L is also dependent on third-party suppliers of such infrastructure elements as, but not limited to, telephone services, electric power, and water. In addition, e4L depends upon various vendors that manufacture its products, are responsible for in-bound telemarketing, and fulfill customer orders.

    e4L has identified and initiated formal communications with key suppliers, service providers and merchandise vendors to determine the extent to which e4L will be vulnerable to such parties' failures to address and resolve their Year 2000 issues. In addition, e4L now requires its vendors to provide representations and warranties in all new contracts that there are no Year 2000 issues that could impact vendor performance, and e4L also seeks to obtain indemnification for damages it may suffer due to a vendor's failure to comply with Year 2000 requirements. Although e4L is not aware of any known third party problem that will not be corrected, e4L has limited information concerning the Year 2000 readiness of third parties.

    e4L estimates that its systems will be Year 2000 compliant by September 30, 1999. Aggregate costs for work related to e4L's entire Year 2000 efforts are anticipated to range from approximately $1 to $1.2 million. Operating costs related to the Year 2000 compliance project will be incurred over several quarters and have been expensed as incurred. e4L incurred approximately $0.8 in expense during the year ended March 31, 1999 in connection with its Year 2000 compliance efforts.

    e4L expects to implement the changes necessary to address the Year 2000 issue for systems and equipment used within e4L. e4L presently believes that, with modifications to existing software, conversions to new software, and appropriate replacement of equipment, the Year 2000 issue is not likely to pose significant operational problems. However, if unforeseen difficulties arise or such modification, conversions and replacements are not completed in a timely manner, or if e4L's vendors' or suppliers' systems are not modified to become Year 2000 compliant, the Year 2000 issue may have a material impact on the results of operations and financial condition of e4L. e4L is presently unable to assess the likelihood that it will experience significant operational problems due to unresolved Year 2000 problems of third parties. e4L's estimates of the costs of achieving Year 2000 compliance and the date by which Year 2000 compliance will be achieved are based on management's best estimates. These estimates are derived using numerous assumptions about future events including the continued availability of resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved, and actual results could differ materially from these estimates. Specific factors that might cause such differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to locate, correct, and test all relevant computer codes, the success achieved by e4L's suppliers in reaching Year 2000 readiness, the timely availability of necessary replacement equipment, and similar uncertainties.

    e4L believes the most likely worst-case scenarios that it might confront with respect to the Year 2000 issues have to do with the possible failure in one or more geographic regions of third party systems over which e4L has no control, such as, but not limited to, power and telephone service, and vendors that supply manufactured products and services. e4L is developing a Year 2000 contingency plan, which it expects to complete during the first half of fiscal year 2000.

FACTORS THAT MAY EFFECT FUTURE PERFORMANCE

RECENT LOSSES; CASH FLOW

    e4L incurred significant losses in four of its last five fiscal years. e4L also reported a net loss of approximately $43.6 million for fiscal year 1999. Because of e4L's historical financial condition, e4L developed a business plan and has begun implementing new initiatives designed to increase net revenue, reduce costs and return it to profitability. In addition e4L has entered into a new three year $20.0 million credit facility. However, if the business plan does not adequately address the circumstances and situations which resulted in e4L 's poor past performance, e4L would be required to seek alternative forms of financing, the availability of which is uncertain.

NATURE OF THE DIRECT RESPONSE MARKETING AND ELECTRONIC COMMERCE INDUSTRIES.

    e4L experiences extreme competition for products, customers and media access in the direct response marketing and electronic commerce industries. Accordingly, to be successful, e4L must:

    Accurately predict consumer needs, market conditions and competition;

    Introduce successful products;

    Produce compelling direct response television programs;

    Acquire appropriate amounts of media time;

    Manage its media time effectively;

    Fulfill customer orders timely and efficiently;

    Provide courteous and informative customer service;

    Maintain adequate vendor relationships and favorable terms;

    Enhance successful products to generate additional sales;

    Expand the marketing and distribution channels for its products;

    Expand in existing geographic markets; and

    Integrate acquired companies and businesses efficiently.

    e4L's recent operating results were primarily caused by delays in product introductions, a lack of successful new products, failure to adequately leverage global spending and deteriorating economic conditions in the Asian and South Pacific Rim markets. e4L actively seeks out new products, new sources of products and alternative distribution channels, including wholesale/retail and the Internet. e4L cannot be sure that inventors and product manufacturers will select it to market their products. Significant delays in product introductions or a lack of successful new products could prevent e4L from selling adequate amounts of its products and otherwise have a negative effect on e4L's business.

DEPENDENCE ON INTERNATIONAL SALES

    e4L markets products to consumers in over 70 countries. In recent years e4L has derived approximately half of its net revenue from sales to customers outside the United States and Canada. e4L's largest international markets are Europe, Asia (primarily Japan) and the South Pacific Rim. The economic downturn in the Asian and South Pacific Rim regions has had and, for the foreseeable future, is expected to have, an adverse effect on e4L. e4L's international expansion has increased its working capital requirements due to the additional time required to deliver products abroad and receive payment from foreign countries.

    While e4L's international operations have the advantage of marketing products that have already proven successful in the United States, as well as successful direct response television programs produced by other direct marketing companies with limited media access and distribution capabilities, there can be no assurance that e4L's international operations will continue to generate similar revenue or operate profitability. Competition in the international marketplace is increasing rapidly. In addition, e4L is subject to many risks associated with doing business abroad including: (i.) adverse fluctuations in currency exchange rates; (ii.) transportation delays and interruptions; (iii.) political and economic disruptions; (iv.) the imposition of tariffs and import and export controls; and (v.) increased customs or local regulations.

    The occurrence of any of these risks could have an adverse effect on e4L's business.

ENTERING INTO NEW MARKETS

    As e4L enters new markets, it is faced with the uncertainty of never having done business in that country's particular commercial, political and social environment. Accordingly, despite e4L's best efforts, likelihood of success is unpredictable for reasons particular to each new market. It is also possible that, despite e4L's apparently successful entrance into a new market, some unforeseen circumstance could arise which would limit e4L's ability to continue to do business, operate profitability or to expand in that new market.

DEPENDENCE ON SUCCESSFUL PRODUCTS; UNPREDICTABLE MARKET LIFE; INVENTORY
  MANAGEMENT AND PRODUCT RETURNS

    e4L is dependent on its continuing ability to introduce successful new products to supplement or replace existing products as they mature through their product life cycles. e4L's five most successful products each year typically account for a substantial amount of e4L's annual net revenue. Generally, e4L's successful products change from year to year. Accordingly, e4L's future results of operations depend on its ability to introduce successful products consistently and to capture the full revenue potential of each product at all stages of consumer marketing and distribution channels during the product's life cycle.

    In addition to a supply of successful new products, e4L's revenue and results of operations depend on a positive customer response to its direct response television programming, the effective management of product inventory and other factors. Customer response to e4L's programming depends on many variables, including the appeal of the products being marketed, the effectiveness of the direct response television programming, the availability of competing products and the timing and frequency of program airings. There can be no assurance that e4L's programming will receive market acceptance.

    e4L must have an adequate supply of inventory to meet consumer demand. Most of e4L's products have a limited market life, so it is extremely important that e4L generate maximum sales during this time period. If production delays or shortages, poor inventory management or inadequate cash flow prevent e4L from maintaining sufficient inventory, e4L could lose potential product sales, which may never be recouped. In addition, unanticipated obsolescence of a product may occur or problems may arise regarding regulatory, intellectual property, product liability or other issues which adversely affect future sales of a product even though e4L may still hold a large quantity of the product in inventory. Accordingly, e4L 's ability to maintain systems and procedures to effectively manage its inventory is of critical importance to e4L's cash flow and results of operations.

    The average United States and international market life of a product is less than two years. Generally, products generate their most significant revenue in their first year of sale. In addition, e4L must adapt to market conditions and competition as well as other factors which may shorten a product's life cycle and adversely affect e4L's results of operations.

    e4L offers a limited money-back guarantee on all of its products if the customer is not fully satisfied. Accordingly, e4L's results of operations may be adversely affected by product returns under e4L's guarantee, its product warranty or otherwise. Although e4L establishes reserves against product returns which it believes are adequate based on product mix and returns history, there can be no assurance that e4L will not experience unexpectedly high levels of product returns which exceed the reserves for that product. If product returns do exceed reserves, e4L's results of operations could be adversely affected.

DEPENDENCE ON THIRD PARTY MANUFACTURERS AND SERVICE PROVIDERS

    Substantially all of e4L's products are manufactured by other domestic and foreign companies. In addition, e4L utilizes other companies to fulfill orders placed for e4L's products and to provide telemarketing services. If e4L's suppliers are unable, either temporarily or permanently, to deliver products to e4L in time to fulfill sales orders, it could have a material adverse effect on e4L's results of operations. Moreover, because the time from the initial approval of a product by e4L's product development department until the first sale of a product must be short, e4L must be able to cause its product manufacturers to quickly produce high-quality, reasonably priced products for e4L to sell. However, because e4L's primary product manufacturers are foreign companies which require longer lead times for products, any delay in production or delivery would adversely affect sales of the product and e4L's results of operations. In addition, utilization of foreign manufacturers further exposes e4L to the general risks of doing business abroad.

DEPENDENCE ON MEDIA ACCESS; EFFECTIVE MANAGEMENT OF MEDIA TIME

    e4L must have access to media time to televise its direct response programming on cable and broadcast networks, network affiliates and local stations. e4L purchases a significant amount of media time from cable television and satellite networks, which assemble programming for transmission to cable system operators. If demand for air time increases, cable system operators and broadcasters may limit the amount of time available for these broadcasts. Larger multiple cable system operators have begun selling "dark' time (i.e., the hours during which a network does not broadcast its own programming) to third parties which may cause prices for such media to rise. Significant increases in the cost of media time or significant limitations in e4L's access to media could adversely impact e4L. In addition, periodic world events may limit e4L's access to media time and reduce the number of persons viewing e4L's direct response programming in one or more markets, which would adversely impact e4L for these periods.

    Recently, international media suppliers have begun to negotiate for fixed media rates and minimum revenue guarantees, each of which increase e4L's cost of media and risk.

    In addition to acquiring adequate amounts of media time, e4L's business depends on its ability to manage efficiently its acquisitions of media time, by analyzing the need for, and making purchases of, long form media and spot media. e4L must also properly allocate its available airtime among its current library of direct response television programs. Whenever e4L makes advance purchases and commitments to purchase media time, it must manage the media time effectively, because the failure to do so could negatively affect e4L's business. If e4L cannot use all of the media time it has acquired, it attempts to sell its excess media time to others. However, there can be no assurance that e4L will be able to use or sell its excess media time.

    In April 1998, e4L began leasing a twenty-four hour transponder, the Eutelstat Satellite, which broadcasts across Europe. e4L has incurred significant start-up costs in connection with the transponder lease. If e4L is unable to sell the remaining transponder media time, e4L's results of operations could be adversely affected. During the year ended March 31, 1999, e4L has determined that the satellite contract is unfavorable, as it has estimated that it will be unable to recover certain costs relating to its lease, accordingly e4L's results of operations included $5.3 million of unusual charges attributable to this lease.

LITIGATION AND REGULATORY ACTIONS

    There have been many lawsuits against companies in the direct marketing industry. In recent years, e4L has been involved in significant legal proceedings and regulatory actions by the FTC and CPSC, which have resulted in significant costs and charges to e4L. In addition, e4L, its wholly-owned subsidiary, PRTV, and PRTV's chief executive officer, are subject to FTC consent orders which require them to submit periodic compliance reports to the FTC. Any additional FTC or CPSC violations or significant new litigation could have an adverse effect on e4L's business.

    In August 1998, e4L received notice from the NYSE that it did not meet the NYSE's standards for continued listing. Representatives from e4L met with the NYSE staff and proposed actions to the NYSE designed to restore its compliance with the listing standards. The NYSE reviewed e4L's compliance plan and informed e4L that, while it would continue to monitor e4L's compliance plan and performance, no action by the NYSE was presently contemplated. If e4L's common stock is delisted from trading on the NYSE, it would have severe negative effects on e4L and its stockholders.

PRODUCT LIABILITY CLAIMS

    Products sold by e4L may expose it to potential liability from damages claims by users of the products. In certain instances, e4L is able to obtain contractual indemnification rights against these liabilities from the manufacturers of the products. In addition, e4L generally requires its manufacturers to carry product liability insurance. However, e4L cannot be certain that manufacturers will maintain this insurance or that their coverage will be adequate to cover all claims. In addition, e4L cannot be certain that it will be able to maintain its insurance coverage or obtain additional coverage on acceptable terms, or that its insurance will provide adequate coverage against all claims.

COMPETITION

    e4L competes directly with companies which generate sales from direct response television programs and with other direct marketing, membership services and electronic commerce companies. e4L also competes with a large number of consumer product retailers, many of which have substantially greater financial, marketing and other resources than e4L. Some of these retailers have recently begun, or indicated that they intend to begin, selling products through direct response marketing methods, including sales in various e-commerce channels, such as via the Internet. e4L also competes with companies that make imitations of e4L's products that are sold at substantially lower prices, which may be sold in the same distribution channels as e4L's own products.

DEPENDENCE ON KEY PERSONNEL

    e4L's executive officers have substantial experience and expertise in direct response sales and marketing, electronic commerce, membership services and media. In particular, e4L is highly dependent on certain of its employees responsible for product development and production of direct response television programming. If any of these individuals leave e4L, e4L's business could be negatively affected.

YEAR 2000 ISSUES

    The operation of e4L's business is dependent on its management information systems, computer hardware, software programs and operating systems. Computer technology is used in several key areas of e4L's business, including merchandise purchasing, inventory management, pricing, sales, shipping and financial reporting, as well as in various administrative functions. e4L has been evaluating its computer technology to identify potential Year 2000 compliance problems and has begun an implementation process with respect thereto. It is anticipated that modification or replacement of some of e4L's computer technology will be necessary to enable e4L's information systems to recognize the Year 2000. e4L does not expect that the costs associated with achieving Year 2000 compliance will have a significant effect on its business. In addition, e4L is also dependent on third-party suppliers and vendors and will be vulnerable to such parties failures to address and resolve their Year 2000 issues. While e4L is not aware of any known third party problems that will not be corrected, e4L has limited information concerning the Year 2000 readiness of third parties. If management is incorrect, Year 2000 problems could have a negative effect on e4L and its business.

SEASONALITY

    e4L's revenue vary throughout the year. e4L's revenue have historically been highest in its third and fourth fiscal quarters and lower in its first and second fiscal quarters due to fluctuations in the number of television viewers. These seasonal trends have been and may continue to be affected by the timing and success of new product offerings and the potential growth in e4L's wholesale/retail, electronic commerce and membership services businesses.

CONVERTIBLE SECURITIES; SHARES FOR FUTURE SALE

    Sales of a substantial number of shares of e4L's Common Stock in the public market could adversely affect the market price of e4L's Common Stock. There are currently approximately 32.4 million shares of e4L Common Stock outstanding, nearly all of which are freely tradable. In addition, approximately 47.6 million shares of e4L Common Stock are currently reserved for issuance upon the exercise of outstanding options and warrants and the conversion of convertible preferred stock. For example, approximately 17.3 million shares of Common Stock will be issued to holders of e4L's Series D Preferred Stock (based on a conversion price of $1.073125 per share) and approximately 13.3 million shares of Common Stock will be issued to holders of e4L's Series E Convertible Preferred Stock (based on a conversion price of $1.50 per share).

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                           FISCAL QUARTERS ENDED(1)
                                                             ----------------------------------------------------
FISCAL YEAR 1999:                                             JUNE 30    SEPTEMBER 30  DECEMBER 31     MARCH 31
-----------------------------------------------------------  ----------  ------------  ------------  ------------

                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenue................................................  $   83,167   $   86,652    $   83,159    $   74,872
Operating costs and expenses:
  Media....................................................      28,471       30,664        28,807        25,625
  Product and other direct costs...........................      46,299       51,959        47,926        43,198
  Selling, general and administrative......................      10,059       10,206         9,470         8,196
  Depreciation and amortization............................       1,408        1,419         1,394         2,573
  Write-off of impaired goodwill...........................          --           --            --        11,300
  Unusual charges..........................................      (1,199)          --        21,680          (243)
                                                             ----------  ------------  ------------  ------------
Total operating costs and expenses.........................      85,038       94,248       109,277        90,649
                                                             ----------  ------------  ------------  ------------
Loss from operations.......................................      (1,871)      (7,596)      (26,118)      (15,777)
Other (income)/expenses:
  Gain on sale of investment...............................          --           --            --        (6,544)
  Interest expense.........................................       1,246        1,256           528           186
                                                             ----------  ------------  ------------  ------------
Loss before income taxes and extraordinary item............      (3,117)      (8,852)      (26,646)       (9,419)
Income taxes...............................................         125          105           105           105
                                                             ----------  ------------  ------------  ------------
Net loss before extraordinary gain.........................      (3,242)      (8,957)      (26,751)       (9,524)
Extraordinary item--gain on extinguishment of debt.........          --           --         4,876            --
                                                             ----------  ------------  ------------  ------------
  Net loss.................................................  $   (3,242)  $   (8,957)   $  (21,875)       (9,524)
                                                             ----------  ------------  ------------  ------------
                                                             ----------  ------------  ------------  ------------

Net loss per share:
  Basic (3)................................................  $    (0.11)  $    (0.37)   $    (0.86)   $    (0.35)
                                                             ----------  ------------  ------------  ------------
                                                             ----------  ------------  ------------  ------------
  Diluted (3)..............................................  $    (0.11)  $    (0.37)   $    (0.86)   $    (0.35)
                                                             ----------  ------------  ------------  ------------
                                                             ----------  ------------  ------------  ------------

                                                                            FISCAL QUARTERS ENDED
                                                             ----------------------------------------------------
FISCAL YEAR 1998:                                             JUNE 30    SEPTEMBER 30  DECEMBER 31   MARCH 31(2)
-----------------------------------------------------------  ----------  ------------  ------------  ------------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenue................................................  $   67,155   $   54,563    $   64,917    $   91,839
Operating costs and expenses:
  Media....................................................      23,218       17,582        20,532        30,572
  Product and other direct.................................      41,228       36,887        38,157        51,266
  Selling, general and administrative......................      13,155       11,780        10,885        12,330
  Depreciation and amortization............................       1,614        1,901         1,840         1,718
  Write-off of impaired goodwill...........................          --           --            --        14,546
  Unusual charges..........................................          --           --           750         1,125
                                                             ----------  ------------  ------------  ------------
Total operating costs and expenses.........................      79,215       68,150        72,164       111,557
                                                             ----------  ------------  ------------  ------------
Loss from operations.......................................     (12,060)     (13,587)       (7,247)      (19,718)
Interest expense...........................................         625          764           910         1,158
                                                             ----------  ------------  ------------  ------------
Loss before income taxes...................................     (12,685)     (14,351)       (8,157)      (20,876)
Income taxes...............................................         304            7           (11)          400
                                                             ----------  ------------  ------------  ------------
Net loss...................................................  $  (12,989)  $  (14,358)   $   (8,146)   $  (21,276)
                                                             ----------  ------------  ------------  ------------
                                                             ----------  ------------  ------------  ------------
Net loss per share:
  Basic....................................................  $    (0.54)  $    (0.58)   $    (0.34)   $    (0.85)
                                                             ----------  ------------  ------------  ------------
                                                             ----------  ------------  ------------  ------------
  Diluted..................................................  $    (0.54)  $    (0.58)   $    (0.34)   $    (0.85)
                                                             ----------  ------------  ------------  ------------
                                                             ----------  ------------  ------------  ------------

------------------------

(1) Fiscal year 1999 includes unusual charges of $20.2 million, an extraordinary gain on extinguishment of long-term debt of $4.9 million, a gain of $6.5 million attributable to the sale of an investment in common stock, and a write-off of impaired goodwill of $11.3 million.

(2) The quarter ended March 31, 1998 includes unusual charges of $1.1 million and a write-off of $14.5 million of the remaining impaired PRTV goodwill which was determined to be unrecoverable.

(3) The quarter ended December 31, 1998 basic and diluted earnings per share includes the benefit of $0.19 due to an extraordinary gain on extinguishment of debt.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

    e4L currently maintains a revolving credit facility which bears interest at variable rates. Accordingly, e4L's results of operations are impacted by changes in interest rates. Assuming the current level of borrowings at variable rates, and assuming a two percentage point increase in the average interest rate under these borrowings, it is estimated that the e4L's interest expense would have increased by $0.4 million. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that might be taken and their possible effects, the analysis assumes no such actions are taken. Further the analysis does not consider the effects of the change in the level of overall economic activity that could result in a higher interest rate environment.

    e4L does not currently hedge interest rates with respect to its outstanding debt.

EQUITY PRICE RISK

    The carrying value of the e4L's equity securities is affected by changes in the quoted market prices of e4L Common Stock. e4L has entered into an agreement with a former investment banker pursuant to which e4L has guaranteed the market price of its common stock underlying warrants issued to the investment banker, subject to certain limitations. In the event the market price of its common stock is below the guaranteed price, e4L is required to pay any deficiency in cash. It is estimated that a 20% reduction in the current market price of e4L Common Stock would result in a cash payment of approximately $655,000 (based on the closing price for e4L Common Stock on June 15, 1999).

FOREIGN CURRENCY

    All of e4L's foreign operations are measured in their local currencies. As a result, e4L's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which e4L has operations. To the extent e4L incurs expenses paid in local currency (order fulfillment and media costs) that are based on locally denominated sales volume, this exposure is reduced significantly. e4L monitors exchange rate and/or forward contracts when and where appropriate.

    To mitigate a portion of the exposure to risk of currency fluctuations throughout Europe, Asia and the South Pacific Rim, e4L enters into forward contracts to hedge its foreign currency positions. e4L has used this strategy in recent years only in connection with the Japanese yen. In the long term, e4L has the ability to change selling prices of its products to a certain extent in order to react to major currency fluctuations; which may reduce a portion of the risk associated with local currency fluctuations. However, the significant currency devaluation and economic downturn being experienced in certain foreign regions could have a negative impact on e4L's operating results and cash flows. Currently, e4L's major foreign currencies are the European Economic Union's Euro, the British Pound, the German Deutsche Mark, the Japanese Yen, the Australian Dollar and the New Zealand Dollar, each of which has been subject to recent fluctuations.

    e4L maintains no other derivative instruments to mitigate the exposure to translation and transaction risk. However, this does not preclude e4L's adoption of specific hedging strategies in the future. e4L reported a net loss of $43.6 million for the year ended March 31, 1999. It is estimated that a 5% change in the value of the U.S. dollar to the Euro, Pound, Deutsche Mark, Yen, Australian Dollar and New Zealand Dollar would change e4L's net loss for the year ended March 31, 1999 by approximately $1.95 million.

    The above analysis does not consider the implications that such fluctuations could have on the overall economic activity that could result in such an environment in the United States or the foreign countries, or on the results of operations of e4L's foreign operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    This Item is submitted in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

    Certain information concerning the present Directors and executive officers of e4L is set forth below. The term of office for each Director is one year or until the date of e4L's next meeting of shareholders, at which time elections are held for each seat on the Board of Directors.

NAME                           POSITION WITH COMPANY                                                 DIRECTOR SINCE
-----------------------------  --------------------------------------------------------------------  ---------------
Stephen C. Lehman............  Chairman of the Board of Directors and Chief Executive Officer                1998
Eric R. Weiss................  Vice Chairman of the Board of Directors and Chief Operating Officer           1998
John W. Kirby................  President                                                                     1998
Daniel M. Yukelson...........  Executive Vice President/Finance and Chief Financial Officer, and              N/A
                               Secretary
Anthony M. Vercillo..........  Executive Vice President, Global Operations                                    N/A
Stuart D. Buchalter..........  Director                                                                      1998
Robert W. Crawford...........  Director                                                                      1998
David E. Salzman.............  Director                                                                      1998
Andrew M. Schuon.............  Director                                                                      1998

    The following is a summary of each director and executive officer's occupation during the last five years.

    Stephen C. Lehman, age 47, has served as Chief Executive Officer of e4L since August 1998 and Chairman of the Board of Directors since October 1998. Prior thereto, from its formation in January 1987 until August 1998, Mr. Lehman served as President, Chief Executive Officer and Chairman of the Board of Premiere Radio Networks, Inc. ("Premiere") a producer and distributor of network radio programs and services. From 1984 to 1987, Mr. Lehman was President of Stephen Lehman Productions, a radio syndication company, while also serving as an on-air personality at KIIS-AM and FM/Los Angeles. From 1982 to 1984, he specialized in building radio networks for independent radio syndicates. From 1980 to 1981, Mr. Lehman was National Sales Manager for Innerview Radio Networks. From 1976 to 1980, Mr. Lehman was president of a promotion advertising agency. Mr. Lehman graduated cum laude from the University of Nevada at Las Vegas, with a degree in Communications. Mr. Lehman is also a Director of Video City, Inc, a video retailer. Mr. Lehman has served as a Director of e4L since August 1998.

    Eric R. Weiss, age 41, has served as Vice Chairman and Chief Operating Officer of e4L since October 1998. Prior thereto, Mr. Weiss served as a Director of Premiere from January 1997 until August 1997. During 1996, Mr. Weiss served as Chairman and Chief Executive Officer of After MidNite Entertainment, Inc, a producer and distributor of network radio programs and services. From 1986 until 1995, Mr. Weiss served as an executive officer of Westwood One, Inc., a producer and distributor of network radio programs and services serving as Executive Vice President and Vice President/Business and Legal Affairs. Mr. Weiss completed his undergraduate studies at Rutgers University where he was elected Phi Beta Kappa and graduated with honors. Mr. Weiss received his Juris Doctorate from George Washington University's National Law Center. Mr. Weiss has served as a Director of e4L since August 1998.

    John W. Kirby, age 39, has served as President of e4L since March 1998 and as President of Quantum Television (formerly d/b/a DirectAmerica Corporation) since e4L's acquisition of DirectAmerica in October 1995. Mr. Kirby also served as Executive Vice President of e4L from October 1995 until March 1998. Mr. Kirby previously served as Chairman of the Board, Chief Executive Officer and President of California Production Group, Inc. ("CAPG") from January 1991 until e4L's acquisition of CAPG in October 1995. Mr. Kirby has served as a Director of e4L since March 1998.

    Daniel M. Yukelson, age 36, has served as Executive Vice President/Finance and Chief Financial Officer, and Secretary of e4L since October 1998. Since November 1996, Mr. Yukelson has served as Senior Vice President/Finance and Chief Financial Officer and Secretary of Premiere. From June 1995 until November 1996, Mr. Yukelson served as Vice President and Chief Financial Officer of Premiere. From December 1993 until June 1995, Mr. Yukelson served as Assistant Vice President and Controller of Wherehouse Entertainment, Inc. and during 1993 he served as Vice President/Finance and Chief Financial Officer of Standard Brands Paint Company, Inc. Prior thereto, from 1985 to 1993, Mr. Yukelson served in various positions with Ernst & Young LLP, e4L's independent auditors, last serving as a Senior Manager in the Restructuring and Reorganization Practice. Mr. Yukelson earned his undergraduate degree in business administration at the California State University at Northridge. He is a Certified Public Accountant.

    Anthony M. Vercillo, age 42, has served as Executive Vice President, Global Operations of e4L since May 1999. From November 1998 until May 1999, Mr. Vercillo served as Senior Vice President, Global Operations of e4L. Prior thereto, from August 1998 until November 1998, Mr. Vercillo served as a consultant to senior management of e4L. Prior to joining e4L, from January 1991 until November 1998, Mr. Vercillo was President and Chief Executive Officer of IFMC, a management consulting firm. Mr. Vercillo earned his undergraduate degree at Caldwell University and his masters in business administration at United States International University.

    Stuart D. Buchalter, age 61, has been Of Counsel with the California law firm of Buchalter, Nemer, Fields & Younger, a Professional Corporation since August 1980. From August 1980 to June 1993, he served as Chairman of the Board of Directors and Chief Executive Officer of Standard Brands Paint Company, a paint retailer and manufacturer. Mr. Buchalter completed his undergraduate studies at the University of California at Berkeley, and earned an LLB at Harvard University Law School. Mr. Buchalter is a director of Authentic Fitness Corp., an athletic apparel manufacturer, Earl Scheib, Inc., an automotive painting company, Faroudja, Inc., a television image enhancement company, and City National Corp., the holding company for City National Bank. He is also Vice-Chairman of the Board of Trustees of Otis College of Art and Design. He has served as a Director of e4L since October 1998.

    Robert W. Crawford, age 58, is currently engaged as a management consultant and since January 1987, he has been an executive of Premiere. Since July 1984, Mr. Crawford has also been President of Pro Active Management, Inc. From March 1983 until July 1997, Mr. Crawford served as Chairman of Crystal Springs Water Company. Mr. Crawford earned his undergraduate degree in foreign affairs and a bachelor of science in business administration from the University of Nevada at Reno. He is a certified public accountant and is a member of the American Institute of Certified Public Accountants. He has served as a Director of e4L since October 1998.

    David E. Salzman, age 55, has served as Co-Chief Executive Officer of Quincy Jones-David Salzman Entertainment, a television, motion picture, music and interactive content joint venture with Time-Warner Entertainment, since its formation in 1993. Mr. Salzman has also served as Chief Executive Officer of David Salzman Enterprises, a television, film, live events and new media content producer, since June 1998. Mr. Salzman was a Director of Premiere from July 1995 to April 1997 and a Director of Lorimar Telepictures from April 1986 to January 1989. Mr. Salzman holds a bachelor of arts degree from Brooklyn College and a masters degree from Wayne State University. He has served as a Director of e4L since October 1998.

    Andrew M. Schuon, age 34, has served as Executive Vice President/General Manager of Warner Brothers Music since May 1998. He served as Executive Vice President of Programming for MTV Music Television, a unit of Viacom, Inc. ("MTV") from November 1995 through May 1998. From May 1992 until November 1995, Mr. Schuon served in various capacities at MTV, starting as Vice President/Music, Programming and Promotion. From 1989 until 1992, Mr. Schuon served as the program director of radio station KROQ-FM in Los Angeles, California. Mr. Schuon attended the University of Nevada. Mr. Schuon was a Director of Premiere from January 1997 until July 1997 and is currently a Director of Hot Topic, Inc. and Redwood Broadcasting. He has served as a Director of e4L since August 1998.

MEETINGS OF THE BOARD OF DIRECTORS AND ITS COMMITTEES

    BOARD OF DIRECTORS. During the fiscal year ended March 31, 1999, there were 11 meetings of the Board of Directors. The Board of Directors also took action by unanimous written consent as permitted by Delaware law. All nominees attended at least 75% of the meetings held during their terms as Directors. e4L's Board of Directors has, among others, an Executive Committee, an Audit Committee and a Compensation/Stock Option Committee. Each such committees met at least once during the fiscal year ended March 31, 1999. All committee members attended at least 75% of all committee meetings held during their terms as members of such committees.

    EXECUTIVE COMMITTEE. The Executive Committee was constituted in October 1998 and is composed of Messrs. Lehman (Chairperson), Weiss and Buchalter. This Committee has general responsibility and authority to manage the operations and affairs of e4L between meetings of the full Board of Directors, subject to direction and oversight by the Board of Directors. The Executive Committee met once during the year ended March 31, 1999.

    AUDIT COMMITTEE. The Audit Committee is currently composed of three non-employee Directors. The current members of the Audit Committee are Messrs. Buchalter, Schoun (Chairperson) and Salzman. This committee meets with e4L's independent public accountants to review the scope and results of auditing procedures and e4L's accounting policies and controls. The Audit Committee also provides general oversight with respect to the accounting principles employed in e4L's financial reporting. The Audit Committee met once during the year ended March 31, 1999 and also took action by unanimous written consent on two occasions.

    COMPENSATION/STOCK OPTION COMMITTEE. The Compensation Committee is composed of three non-employee Directors. The current members of the Compensation/Stock Option Committee are Messrs. Crawford (Chairperson), Salzman and Schuon. The Compensation/Stock Option Committee is responsible for determining and reviewing the compensation of the officers of e4L, including e4L's Chief Executive Officer. The Compensation/Stock Option Committee determines and reviews executive compensation matters and administers the terms and provisions of e4L's stock option plans. The Compensation Committee met four times during the year ended March 31, 1999.

COMPENSATION OF THE BOARD OF DIRECTORS

    Each Director who is not an employee of e4L is granted an equity retainer consisting of options to purchase 15,000 shares of e4L Common Stock pursuant to the 1991 Stock Option Plan upon such Directors' appointment or election to the Board of Directors. The options vest over a three year period, with 5,000 options vesting on the date of grant and 5,000 options vesting at the end of each of years two and three following such Director's appointment or election to the Board of Directors. Each of Messrs. Buchalter, Crawford, Salzman and Schuon were granted such options on October 23, 1998 at an exercise price of $3.47 per share, which approximated the closing price of e4L's Common Stock on such date.

    In addition to the equity retainer, each Director receives $500 per meeting attended in person and $250 per committee meeting attended in person, such fees to be paid only in the event that e4L achieves pre-tax profits for two consecutive quarters. During the fiscal year ended March 31, 1999, e4L incurred expenses of approximately $129,000 for Directors' fees, all of which represents payments to non-employee Directors for expenses incurred prior to the Transaction.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Exchange Act requires e4L's directors, certain of its officers and persons who own more than ten percent (10%) of e4L's common stock (collectively the "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission") and to furnish e4L with copies of these reports.

    Based on e4L's review of the copies of these reports received by it, and representations received from Reporting Persons, e4L believes that, all filings required to be made by the Reporting Persons for the period April 1, 1998 through March 31, 1999 were made on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

    The following Summary Compensation Table sets forth the cash compensation and certain other components of the compensation received by (i) Stephen C. Lehman, Chairman of the Board of Directors and Chief Executive Officer of e4L,
(ii) Robert N. Verratti, former Chief Executive Officer of e4L, and (iii) the other three most highly compensated executive officers of e4L who were executive officers of e4L as of March 31, 1999 for each of the fiscal years ended March 31, 1999, 1998 and 1997.

                           SUMMARY COMPENSATION TABLE

                                                                                                                       LONG-TERM
                                                                       ANNUAL COMPENSATION                            COMPENSATION
                                               -------------------------------------------------------------------  ----------------
                                                                                          OTHER        SECURITIES         ALL
NAME AND                                         FISCAL                                  ANNUAL        UNDERLYING        OTHER
PRINCIPAL POSITION                                YEAR       SALARY     BONUS(1)     COMPENSATION(2)     OPTIONS    COMPENSATION(3)
---------------------------------------------  -----------  ---------  -----------  -----------------  -----------  ----------------
Stephen C. Lehman(4)(5)......................        1999   $ 272,917           0       $   1,250         125,000      $        0
Chairman of the Board and
Chief Executive Officer

Robert N. Verratti(6)........................        1999   $ 150,000           0           4,200               0      $        0
Former Chief Executive Officer                       1998   $ 247,860           0       $   9,000         700,000      $        0

John W. Kirby................................        1999   $ 325,000   $  75,000       $   9,600               0      $  194,566
President                                            1998   $ 312,500   $  37,500       $   9,600         300,000      $    7,840
                                                     1997   $ 300,000           0       $   7,200          30,000      $   32,255

Eric R. Weiss(4)(7)..........................        1999   $ 223,476           0       $   1,250          62,500      $        0
Vice Chairman of the Board and Chief
Operating Officer

Daniel M. Yukelson(4)(8).....................        1999   $ 130,641           0       $   1,250          25,000      $        0
Executive Vice President/Finance and Chief
Financial Office, and Secretary

------------------------------

(1) Bonuses (which consist of cash payments) have been included in the year earned, portions of which were actually paid in the following fiscal year.

(2) Automobile allowance.

(3) Amounts for fiscal year 1999 consist of: a payment by e4L of $3,380 on behalf of Mr. Kirby on account of supplemental life insurance premiums and the forgiveness of $191,186 of debt owed by Mr. Kirby to e4L. Amounts for fiscal year 1998 consist of: a payment by e4L of $7,840 on behalf of Mr. Kirby on account of supplemental life insurance premiums. Amounts for fiscal year 1997 consist of a payment by e4L of $5,530 on behalf of Mr. Kirby on account of supplemental life insurance premiums, $25,000 on behalf of Mr. Kirby for moving expenses and $1,725 for Mr. Kirby's use of a company automobile.

(4) From August 11, 1998 until February 28, 1999, Messrs. Lehman, Weiss and Yukelson were compensated pursuant to a Consulting Agreement between e4L and TMC. Pursuant to the terms of the Consulting Agreement, TMC received $80,000 per month, a five-year option to purchase up to 212,500 shares of Common Stock at an exercise price of $1.32 per share and warrants to purchase up to 3,762,500 shares of Common Stock at exercise prices ranging from $1.32 per share to $3.00 per share. Pursuant to the Consulting Agreement, Messrs. Lehman, Weiss and Yukelson received $231,250, $190,184 and $111,891, respectively.

(5) Mr. Lehman was appointed acting Chief Executive Officer in August 1998 and Chairman of the Board of Directors and Chief Executive Officer in October 1998.

(6) Mr. Verratti joined e4L in May 1997 and served as e4L's Chief Executive Officer until August 1998, at which time Stephen C. Lehman was named acting Chief Executive Officer of e4L. In connection with Mr. Verratti's waiver of certain rights to severance, options to purchase 450,000 shares of Common Stock were repriced from $4.75 per share to $2.00 per share and the exercisability of options to purchase 700,000 shares of Common Stock was extended for one additional year to three years from the date of the termination of Mr. Verratti's employment with e4L in October 1998.

(7) Mr. Weiss was appointed Vice Chairman of the Board of Directors and Chief Operating Officer in October 1998.

(8) Mr. Yukelson was appointed Executive Vice President/Finance and Chief Financial Officer, and Secretary in October 1998.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
  ARRANGEMENTS

CONSULTING AGREEMENT WITH TEMPORARY MEDIA CO., LLC

    Pursuant to a Consulting Agreement, e4L engaged TMC for the period commencing August 11, 1998 to provide executive management consulting services to e4L. Consulting services were provided by current executive officers Messrs. Lehman, Weiss and Yukelson. The Consulting Agreement was terminated on February 28, 1999 in connection with the execution of employment agreements by each of Messrs. Lehman, Weiss and Yukelson. Under the terms of the Consulting Agreement, effective as of the execution of the Consulting Agreement on August 11, 1998, Mr. Lehman was designated Acting Chief Executive Officer of e4L, with the duties, responsibilities and authority associated with that office. As compensation for the consulting services pursuant to the Consulting Agreement, e4L paid TMC the sum of $80,000 per month and granted to TMC (i.) a five-year option to purchase up to 212,500 shares of Common Stock, subject to certain vesting requirements, at an exercise price of $1.32 per share; and (ii.) warrants to purchase up to 3,762,500 shares of Common Stock, at exercise prices ranging from $1.32 per share to $3.00 per share. 1,000,000 of the TMC Warrants were to be utilized to retain and attract personnel to e4L and neither TMC nor its affiliates are permitted to exercise such warrants.

    e4L reimbursed TMC for reasonable and actual out-of-pocket business expenses incurred by TMC in performance of its responsibilities under the Consulting Agreement. e4L also indemnified TMC against all losses, claims, damages, liabilities and expenses to which TMC may have become liable arising out of TMC's acting for e4L pursuant to the Consulting Agreement, provided that e4L would not be held liable to the extent any loss, claimed damage, liability or expense is found to have resulted from TMC's gross negligence, bad faith, material breach of the Consulting Agreement, actions outside the scope of the authority granted to TMC or in contravention of specific instructions from the Board of Directors.

STEPHEN C. LEHMAN, CHAIRMAN OF THE BOARD OF DIRECTORS AND CHIEF EXECUTIVE
  OFFICER.

    In addition to the compensation Mr. Lehman received pursuant to the Consulting Agreement described above, Mr. Lehman is currently compensated pursuant to an Employment Agreement entered into with e4L. On January 29, 1999, e4L entered into an Employment Agreement with Mr. Lehman pursuant to which Mr. Lehman serves as Chairman of the Board and Chief Executive Officer of e4L from March 1, 1999 through October 22, 2001 at an annual minimum base salary of $500,000. In addition to the base salary payable pursuant to the Employment Agreement, provided e4L is profitable on an EBITDA basis, Mr. Lehman is entitled to receive a bonus in an amount to be determined by the Compensation Committee of the Board of Directors or the Board of Directors. Mr. Lehman is also entitled to participate in all group medical and dental, hospitalization, health and accident, group life, travel, disability or similar plans or programs of e4L, and 401(k) and stock purchase programs and any other programs that e4L provides to other executives of e4L. Mr. Lehman is also entitled to certain fringe benefits, including personal financial and legal counseling, not to exceed the sum of $10,000 annually, and an automobile allowance of $15,000 per annum. Pursuant to the Employment Agreement, Mr. Lehman is eligible to participate in e4L's qualified and non-qualified stock option plan(s). To the extent that Mr. Lehman is granted stock options, such stock options shall have an exercise price equal to the closing price of e4L's common stock on the date of grant, be exercisable for ten years, and vest on a schedule to be determined by the Compensation Committee of the Board of Directors or the Board of Directors, but in no event shall such vesting period be more than three years.

    In the event of a Constructive Termination of the Employment Agreement (as defined in the Employment Agreement), e4L will be required to pay Mr. Lehman
2.99 times Mr. Lehman's base salary in effect on the date of such Constructive Termination. If Mr. Lehman's employment is terminated either by Mr. Lehman's voluntary action or "For Cause" (as defined in the Employment Agreement), e4L will pay Mr. Lehman's base salary that has accrued as of the date of termination, in addition to any bonus owed and accrued vacation pay. In the event of a Change of Control (as defined in the Employment Agreement), and if either (i.) the Change of Control results in the termination of Mr. Lehman's employment during the first 180 days after such Change of Control, or (ii.) following a Change of Control, e4L or any successor to e4L fails to assume, in writing, all obligations of e4L to perform the Employment Agreement, e4L shall pay Mr. Lehman 2.99 times Mr. Lehman's base salary in effect at the time of such Change of Control. In the event Mr. Lehman's employment is terminated as a result of a Change of Control or Constructive Termination, and the aggregate of all payments or benefits made or provided to Mr. Lehman under the Employment Agreement constitute a Parachute Payment (as defined by the Internal Revenue Code of 1986, as amended), e4L shall pay to Mr. Lehman an additional amount equal to 100% of the Excise Tax (as defined in the Employment Agreement) on the Parachute Payment.

    Pursuant to the Employment Agreement, e4L has agreed to indemnify Mr. Lehman to the maximum extent permitted by law and to pay Mr. Lehman's expenses (including legal fees) in respect of Mr. Lehman's right to indemnification under the Employment Agreement, subject to a later determination as to Mr. Lehman's ultimate right to receive such payment.

ROBERT N. VERRATTI, FORMER CHIEF EXECUTIVE OFFICER.

    In January 1998, e4L entered into an amended and restated employment agreement with Mr. Verratti pursuant to which Mr. Verratti was employed as Chief Executive Officer of e4L, at an annual minimum salary of $200,000. In October 1998, following consummation of the Transaction, Mr. Verratti's employment with e4L was terminated. During Mr. Verratti's tenure with e4L, Mr. Verratti was entitled to participate in e4L's Management Incentive Plan and its other executive compensation programs. e4L also maintained $1,000,000 of insurance for Mr. Verratti, which was payable to the beneficiaries designated by Mr. Verratti. Mr. Verratti also received an automobile allowance. Pursuant to Mr. Verratti's original employment agreement with e4L, Mr. Verratti was granted options to purchase 700,000 shares of Common Stock at an exercise price of $4.75 per share.

    Under the terms of Mr. Verratti's employment agreement, upon consummation of the Transaction, Mr. Verratti could have elected to receive a cash payment in the amount of $600,000. In August 1998, Mr. Verratti agreed to waive the benefit of such provision and to relinquish the position of Chief Executive Officer to Mr. Lehman pending consummation of the Transaction. In exchange for such waiver and Mr. Verratti's agreement to terminate his employment with e4L upon consummation of the Transaction, 450,000 options to purchase Common Stock at an exercise price of $4.75 per share held by Mr. Verratti were repriced at $2.00 per share and the term of 700,000 stock options was extended for one additional year to three years from the date of termination of his employment with e4L.

ERIC R. WEISS, VICE CHAIRMAN OF THE BOARD OF DIRECTORS AND CHIEF OPERATING
  OFFICER.

    In addition to the compensation Mr. Weiss received pursuant to the Consulting Agreement described above, Mr. Weiss is currently compensated pursuant to an Employment Agreement. On January 29, 1999, e4L entered into an Employment Agreement with Mr. Weiss pursuant to which Mr. Weiss serves as Vice Chairman of the Board of Directors and Chief Operating Officer of e4L from March 15, 1999 through October 22, 2001 at an annual minimum base salary of $387,000. In addition to the base salary payable pursuant to the Employment Agreement, provided e4L is profitable on an EBITDA basis, Mr. Weiss is entitled to receive a bonus in an amount to be determined by the Compensation Committee of the Board of Directors or the Board of Directors. Mr. Weiss is also entitled to participate in all group medical and dental, hospitalization, health and accident, group life, travel, disability or similar plans or programs of e4L, and 401(k) and stock purchase programs and any other programs that e4L provides to other executives of e4L Mr. Weiss is also entitled to certain fringe benefits, including personal financial and legal counseling, not to exceed the sum of $10,000 annually, and an automobile allowance of $15,000 per annum. Pursuant to the Employment Agreement, Mr. Weiss is eligible to participate in e4L's qualified and non-qualified stock option plan(s). To the extent that Mr. Weiss is granted stock options, such stock options shall have an exercise price equal to the closing price of e4L's common stock on the date of grant, be exercisable for ten years, and vest on a schedule to be determined by the Compensation Committee of the Board of Directors or the Board of Directors, but in no event shall such vesting period be more than three years.

    In the event of a Constructive Termination of the Employment Agreement (as defined in the Employment Agreement), e4L will be required to pay Mr. Weiss 2.99 times Mr. Weiss' base salary in effect on the date of such Constructive Termination. If Mr. Weiss' employment is terminated either by Mr. Weiss' voluntary action or For Cause (as defined in the Employment Agreement), e4L will pay Mr. Weiss' base salary that has accrued as of the date of termination, in addition to any bonus owed and accrued vacation pay. In the event of a Change of Control (as defined in the Employment Agreement), and if either (i) the Change of Control results in the termination of Mr. Weiss' employment during the first 180 days after such Change of Control, or (ii) following a Change of Control, e4L or any successor to e4L fails to assume, in writing, all obligations of e4L to perform the Employment Agreement, e4L shall pay Mr. Weiss 2.99 times Mr. Weiss' base salary in effect at the time of such Change of Control. In the event Mr. Weiss' employment is terminated as a result of a Change of Control or Constructive Termination, and the aggregate of all payments or benefits made or provided to Mr. Weiss under the Employment Agreement constitute a Parachute Payment (as defined by the Internal Revenue Code of 1986, as amended), e4L shall pay to Mr. Weiss an additional amount equal to 100% of the Excise Tax (as defined in the Employment Agreement) on the Parachute Payment.

    Pursuant to the Employment Agreement, e4L has agreed to indemnify Mr. Weiss to the maximum extent permitted by law and to pay Mr. Weiss' expenses (including legal fees) in respect of Mr. Weiss' right to indemnification under the Employment Agreement, subject to a later determination as to Mr. Weiss' ultimate right to receive such payment.

JOHN W. KIRBY, PRESIDENT.

    On March 20, 1998 e4L entered into an employment agreement with Mr. Kirby pursuant to which Mr. Kirby serves as President of e4L and Quantum Television at an annual minimum base salary of $325,000. In addition to the base salary payable pursuant to the agreement, Mr. Kirby is entitled to receive a minimum of $75,000 per annum in bonuses, which $75,000 is advanced pro rata during the year. Under the terms of the agreement, the increased base salary and bonus were deemed to have commenced as of October 1997. Mr. Kirby is not entitled to participate in e4L's Management Incentive Plan, the DirectAmerica Bonus Plan and e4L's other executive compensation plans; in lieu thereof, he is eligible to participate in e4L's Production Bonus Program. e4L reimburses Mr. Kirby for premiums associated with up to $1,000,000 of insurance on the life of Mr. Kirby, which is payable to beneficiaries designated by Mr. Kirby; and, pays Mr. Kirby an automobile allowance of $9,600 per annum. Pursuant to this employment agreement, Mr. Kirby was granted options to purchase up to 300,000 shares of Common Stock. The options were immediately exercisable at a price of $2.69 per share. Such options expire on January 28, 2008. Mr. Kirby's employment agreement expired on September 30, 1998. e4L is presently in negotiations with Mr. Kirby regarding an extension of his employment agreement. While e4L believes it will be able to reach an agreement with Mr. Kirby upon mutually agreeable terms, its ability to do so is not certain.

DANIEL M. YUKELSON, EXECUTIVE VICE PRESIDENT AND FINANCE, CHIEF FINANCIAL
  OFFICER, AND SECRETARY.

    In addition to the compensation Mr. Yukelson received pursuant to the Consulting Agreement described above, Mr. Yukelson is currently compensated pursuant to an Employment Agreement entered into with e4L. On January 29, 1999, e4L entered into an Employment Agreement with Mr. Yukelson pursuant to which Mr. Yukelson serves as Executive Vice President/Finance, Chief Financial Officer and Secretary of e4L from March 1, 1999 through October 22, 2001 at an annual minimum base salary of $225,000. In addition to the base salary payable pursuant to the Employment Agreement, provided e4L is profitable on an EBITDA basis, Mr. Yukelson is entitled to receive a bonus in an amount to be determined by the Compensation Committee of the Board of Directors or the Board of Directors. Mr. Yukelson is also entitled to participate in all group medical and dental, hospitalization, health and accident, group life, travel, disability or similar plans or programs of e4L, and 401(k) and stock purchase programs and any other programs that e4L provides to other executives of e4L Mr. Yukelson is also entitled to certain fringe benefits, including personal financial and legal counseling, not to exceed the sum of $10,000 annually, and an automobile allowance of $15,000 per annum. Pursuant to the Employment Agreement, Mr. Yukelson is eligible to participate in e4L's qualified and non-qualified stock option plan(s). To the extent that Mr. Yukelson is granted stock options, such stock options shall have an exercise price equal to the closing price of e4L's common stock on the date of grant, be exercisable for ten years, and vest on a schedule to be determined by the Compensation Committee of the Board of Directors or the Board of Directors, but in no event shall such vesting period be more than three years.

    In the event of a Constructive Termination of the Employment Agreement (as defined in the Employment Agreement), e4L will be required to pay Mr. Yukelson
2.99 times Mr. Yukelson's base salary in effect on the date of such Constructive Termination. If Mr. Yukelson's employment is terminated either by Mr. Yukelson's voluntary action or For Cause (as defined in the Employment Agreement), e4L will pay Mr. Yukelson's base salary that has accrued as of the date of termination, in addition to any bonus owed and accrued vacation pay. In the event of a Change of Control (as defined in the Employment Agreement), and if either (i.) the Change of Control results in the termination of Mr. Yukelson's employment during the first 180 days after such Change of Control, or (ii.) following a Change of Control, e4L or any successor to e4L fails to assume, in writing, all obligations of e4L to perform the Employment Agreement, e4L shall pay Mr. Yukelson 2.99 times Mr. Yukelson's base salary in effect at the time of such Change of Control. In the event Mr. Yukelson's employment is terminated as a result of a Change of Control or Constructive Termination, and the aggregate of all payments or benefits made or provided to Mr. Yukelson under the Employment Agreement constitute a Parachute Payment (as defined by the Internal Revenue Code of 1986, as amended), e4L shall pay to Mr. Yukelson an additional amount equal to 100% of the Excise Tax (as defined in the Employment Agreement) on the Parachute Payment.

    Pursuant to the Employment Agreement, e4L has agreed to indemnify Mr. Yukelson to the maximum extent permitted by law and to pay Mr. Yukelson's expenses (including legal fees) in respect of Mr. Yukelson's right to indemnification under the Employment Agreement, subject to a later determination as to Mr. Yukelson's ultimate right to receive such payment.

                    STOCK OPTIONS GRANTED DURING FISCAL 1999

    The following table sets forth certain information concerning options to purchase Common Stock of e4L granted to the executive officers named in the Summary Compensation Table in the fiscal year ended March 31, 1999.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                           INDIVIDUAL GRANTS
                                           --------------------------------------------------  POTENTIAL REALIZABLE
                                                         % OF TOTAL                              VALUE AT ASSUMED
                                            NUMBER OF      OPTIONS                             ANNUAL RATES OF STOCK
                                           SECURITIES    GRANTED TO                             PRICE APPRECIATION
                                           UNDERLYING     EMPLOYEES                             FOR OPTION TERM (1)
                                             OPTIONS      IN FISCAL    EXERCISE   EXPIRATION   ---------------------
NAME                                         GRANTED        YEAR         PRICE       DATE         5%         10%
-----------------------------------------  -----------  -------------  ---------  -----------  ---------  ----------
Stephen C. Lehman........................     125,000(2)        11.7%  $ 1.32/sh     8/11/03   $  45,000  $  101,250
Robert N. Verratti.......................          --            --           --          --          --          --
Eric R. Weiss............................      62,500(2)         5.9%  $ 1.32/sh     8/11/03   $  22,500  $   50,625
John W. Kirby............................          --            --           --          --          --          --
Daniel M. Yukelson.......................      25,000(2)         2.3%  $ 1.32/sh     8/11/03   $   9,000  $   20,250

------------------------

(1) The exercise price of each stock option was equal to the market price of the Common Stock on the date of grant. The actual value, if any, an option holder may realize will be a function of the extent to which the stock price exceeds the exercise price on the date the option is exercised and also will depend on the option holder's continued employment through the vesting period. The actual value to be reached by the option holder may be greater or less than the values estimated in this table.

(2) Options granted to TMC in connection with a consulting agreement between e4L and TMC.

    The following table sets forth certain information concerning the exercise in the fiscal year ended March 31, 1999 of options to purchase Common Stock of e4L by the executive officers named in the Summary Compensation Table and the unexercised options to purchase Common Stock of e4L held by such individuals at March 31, 1999. Year-end values are based upon the closing market price per share of e4L's Common Stock on March 31, 1999 of $8.375.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES

                                                                                                        VALUE OF
                                                                                                       UNEXERCISED
                                                                                                       IN-THE-MONEY
                                                                           NUMBER OF SECURITIES           OPTIONS
                                                                          UNDERLYING UNEXERCISED        AT FY-END
                                            SHARES                        OPTIONS AT FY-END (#)          (#)(1)
                                          ACQUIRED ON     VALUE      --------------------------------  -----------
NAME                                       EXERCISE    REALIZED (1)  EXERCISABLE     UNEXERCISABLE     EXERCISABLE
----------------------------------------  -----------  ------------  -----------  -------------------  -----------
Robert N. Verratti......................     450,000   $  1,468,750     250,000                0        $ 906,250


NAME                                         UNEXERCISABLE
----------------------------------------  -------------------
Robert N. Verratti......................               0

------------------------

(1) Values are calculated by subtracting the exercise price from the fair market value as of the exercise date or fiscal year end, as appropriate. Values are reported before any taxes associated with exercise or subsequent sale of the underlying stock. The closing market price of e4L's common stock on March 31, 1999 was $8.375.

    The following table sets forth certain information concerning the repricing of options for the ten-year period ending on March 31, 1999.

                           10-YEAR OPTION REPRICINGS

                                                                                                           LENGTH OF
                                                           MARKET PRICE OF    EXERCISE                  ORIGINAL OPTION
                                            NUMBER OF       STOCK AT TIME       PRICE                   TERM REMAINING
                                            SECURITIES           OF          AT TIME OF       NEW         AT DATE OF
                                            UNDERLYING      REPRICING OR    REPRICING OR   EXERCISE        REPRICING
NAME                            DATE     OPTIONS REPRICED     AMENDMENT       AMENDMENT      PRICE       OR AMENDMENT
----------------------------  ---------  ----------------  ---------------  -------------  ---------  -------------------
Robert N. Verratti, Former
  Chief Executive Officer...    8/12/98        450,000       $   4.75/sh     $   4.75/sh   $ 2.00/sh  9 years, 159 days

COMPENSATION COMMITTEE REPORT ON OPTION REPRICING FOR THE FISCAL YEAR ENDED
  MARCH 31, 1999

    At a meeting of the Board of Directors held on July 10, 1998 to approve the terms of the Transaction, the Board of Directors approved an agreement with Mr. Verratti, the then current Chief Executive Officer of e4L, pursuant to which Mr. Verratti agreed to waive the provision in his employment agreement which would have entitled Mr. Verratti to receive a cash payment in the amount of $600,000 upon consummation of the Transaction. In consideration of such waiver, along with Mr. Verratti's agreement to relinquish the position of Chief Executive Officer to Mr. Lehman pending consummation of the Transaction, and to terminate his employment with e4L upon consummation of the Transaction, options to purchase 450,000 shares of common stock at an exercise price of $4.75 per share were repriced to $2.00 per share. In addition, the exercise period of all of Mr. Verratti's 700,000 stock options was extended for one additional year to three years from the date of termination of Mr. Verratti's employment by e4L.

    The Board of Directors believed that the repricing of such stock options, in lieu of the cash payment described above, benefited e4L's stockholders in light of the financial position of e4L at the time of the Transaction. It is important to note that the undersigned members of e4L's current Compensation/Stock Option Committee of the Board of Directors did not participate in the negotiations and/or determinations made by e4L's prior Compensation Committee and Board of Directors with respect to Mr. Verratti.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    On June 15, 1999, there were outstanding and entitled to vote approximately 32,373,317 shares of Common Stock, 5,000 shares of Series B Preferred Stock (each share of which is entitled to 14.8 votes on all non-election matters), and 20,000 shares of Series E Convertible Preferred Stock (each share of which is entitled to 666 votes on all matters). The following table sets forth certain information at June 15, 1999 with respect to the beneficial ownership of shares of Common Stock by (i.) each of the members of the Board of Directors, (ii.) each executive officer of e4L and (iii.) all Directors and executive officers of e4L as a group. The address for each person listed in the following table is 15821 Ventura Boulevard, 5(th) Floor, Encino, California, 91436.

                        NUMBER OF ISSUED AND OUTSTANDING
                             SHARES OF STOCK OWNED

                                                            TOTAL NUMBER OF SHARES
                                                               OF COMMON STOCK       PERCENT OF COMMON     PERCENT OF
                                                                 BENEFICIALLY       STOCK BENEFICIALLY    TOTAL VOTING
NAME                                                             OWNED(2)(3)            OWNED(4)(5)        POWER(4)(6)
----------------------------------------------------------  ----------------------  -------------------  ---------------
Stephen C. Lehman.........................................          5,068,093                 13.6%              10.0%
Eric R. Weiss (7).........................................          1,778,418                  5.2%               3.7%
John W. Kirby.............................................          1,057,564                  3.2%               2.3%
Daniel M. Yukelson........................................            578,656                  1.8%               1.2%
Anthony M. Vercillo.......................................             33,333                    *                  *
Stuart D. Buchalter.......................................              5,000                    *                  *
Robert W. Crawford........................................              5,000                    *                  *
David E. Salzman..........................................            672,073                  2.0%               1.4%
Andrew M. Schuon..........................................             53,290                    *                  *
All executive officers and Directors as a group (9
  persons)................................................          9,251,427                 22.4%              16.9%

------------------------

*   Less than 1%.

(1) To e4L's knowledge, except as noted below, each Director and executive officer listed above has sole voting and investment power (with his spouse, in certain circumstances) with respect to all shares indicated as beneficially owned by such Director or executive officer.

(2) Includes shares which may be acquired upon the exercise of immediately exercisable outstanding employee stock options in accordance with Rule 13d-3 under the Exchange Act as follows: Mr. Lehman: 125,000; Mr. Weiss: 62,500; Mr. Kirby: 330,000; Mr. Yukelson: 25,000; Mr. Vercillo: 25,000; Mr.
    Crawford: 5,000; Mr. Salzman: 5,000; and Mr. Schuon: 5,000.

(3) Includes shares which may be acquired upon the exercise of immediately exercisable warrants in accordance with Rule 13d-3 under the Exchange Act as follows: Mr. Lehman: 2,010,641; Mr. Weiss: 481,517; Mr. Kirby: 112,579; Mr.
    Yukelson: 323,803; and Mr. Salzman: 27,010.

(4) All percentages are rounded to the nearest tenth of a percent.

(5) Based on 32,373,317 shares issued and outstanding as of June 15, 1999, as determined in accordance with Rule 13d-3.

(6) Based on 45,780,700 shares issued and outstanding as of June 15, 1999, including all shares of Common Stock owned and all shares of Common Stock issuable upon conversion of Series B Convertible Preferred Stock and Series E Convertible Preferred Stock owned, but not including options to purchase Common Stock or warrants exercisable into Common Stock.

(7) Includes shares of Common Stock held by Eric R. Weiss Charitable Remainder Trust.

             NUMBER OF ISSUED AND OUTSTANDING SHARES OF STOCK OWNED

    The following table sets forth certain information at June 15, 1999 with respect to each person, known by e4L to beneficially own more than 5% of the Common Stock as determined in accordance with Rule 13d-3. The information set forth below is derived, without independent investigation on the part of e4L, from the most recent filings made by such persons on Schedule 13D and Schedule 13G pursuant to Rule 13d-3. Capital Ventures International owns shares of Series D Convertible Preferred Stock and warrants which may, in certain circumstances, be converted into or exercised for a number of shares of Common Stock in excess of 4.9% of the number of outstanding shares of Common Stock.

                                                                                TOTAL NUMBER
                                                                                OF SHARES OF       PERCENT      PERCENT OF
                                                                    SERIES      COMMON STOCK    COMMON STOCK       TOTAL
                                                        COMMON     PREFERRED    BENEFICIALLY    BENEFICIALLY      VOTING
                                                       STOCK(2)      STOCK        OWNED(3)       OWNED(4)(5)    POWER(4)(6)
                                                      ----------  -----------  --------------  ---------------  -----------
Gruber & McBaine Capital............................   3,555,633     1,742.8       4,717,500          12.7%           9.3%
Management, L.L.C. (7)
Attention: Jon D. Gruber
Lagunitas Partners, L.P.
GMJ Investments, L.P.
50 Osgood Place Penthouse
San Francisco, California 94133

Jacor Communications Company (8)....................   3,672,138     6,971.0       8,319,472          20.4%          15.4%
50 East River Center Boulevard,
12th Floor
Covington, Kentucky 41011

Safeguard Scientifics, Inc. (9),(10),(11)...........   3,672,260          --       3,672,260          10.4%           7.5%
800 The Safeguard Building
435 Devon Park Drive
Wayne, Pennsylvania 19087

------------------------

(1) To e4L's knowledge, except as otherwise indicated in the footnotes to this table, each of the persons named in this table has sole voting and investment power with respect to all shares of Common Stock reported as beneficially owned by such person.

(2) In accordance with Rule 13d-3, includes shares which may be acquired upon the exercise of immediately exercisable outstanding stock options and warrants and upon conversion of Series D Preferred Stock.

(3) In accordance with Rule 13d-3, includes shares of Common Stock issuable upon the conversion of Series B Preferred Stock and Series E Preferred Stock.

(4) All percentages are rounded to the nearest tenth of a percent.

(5) Based on 32,373,317 shares issued and outstanding as of June 15, 1999, as determined in accordance with Rule 13d-3.

(6) Based on 45,780,700 shares issued and outstanding as of June 15, 1999, which assumes conversion of all outstanding shares of Voting Preferred Stock, as determined in accordance with Rule 13d-3.

(7) Based on information contained in Schedule 13D dated November 3, 1998. Gruber and McBaine Capital Management, L.L.C. (the "LLC") is an investment adviser. Messrs. Gruber & McBaine are the managers of the LLC. Lagunitas Partners, L.P. and GMJ Investments, L.P. are investment limited partnerships. LLC is the general partner of the investment limited partnerships.

(8) Based on information contained in a Schedule 13G dated November 2, 1998. Jacor Communications Company is a wholly-owned subsidiary of Clear Channel Communications, Inc.

(9) Based on information contained in a Schedule 13G dated November 18, 1998 filed by Safeguard Scientifics, Inc. ("Safeguard") on December 31, 1998.

(10) Includes shares which may be acquired upon the exercise of immediately exercisable warrants in accordance with Rule 13d-3 under the Exchange Act.

(11) All shares listed as beneficially owned by Safeguard are held in the name of Safeguard Scientifics (Delaware), Inc. ("SSD"). SSD is a wholly owned subsidiary of Safeguard. Safeguard and SSD each have shared voting and investment power with respect to such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Set forth below is a description concerning transactions which may not otherwise be described herein by and between e4L and/or its affiliates, and other persons or entities affiliated with e4L or its affiliates. e4L is of the view that each of such transactions was on terms no less favorable to e4L than would otherwise have been available to e4L in transactions with unaffiliated third parties, if available at all.

TMC CONSULTING AGREEMENT

    In connection with the Transaction e4L entered into the Consulting Agreement with TMC pursuant to which TMC provided executive management services to e4L through February 1999. Pursuant to the terms of the Consulting Agreement, Messrs. Lehman, Weiss and Yukelson provided at least an aggregate of 100 hours per week of management services to e4L. Mr. Lehman, Mr. Weiss (through an entity controlled by Mr. Weiss) and Mr. Yukelson were members of TMC during the period that such consulting services were rendered. See "Employment Contracts, Termination of Employment and Change-in-Control Arrangements."

BROADCAST.COM AGREEMENT

    On August 23, 1998, e4L entered into an exclusive services agreement with Broadcast.com pursuant to which Broadcast.com has agreed to provide complete Internet broadcasting services for e4L's direct response television programming. Pursuant to the terms of the service agreement, e4L is required to pay Broadcast.com (i) an advance fee of $250,000, (ii) a monthly fee of $41,666 for three months; (iii) a monthly fee of $83,333 for the remaining eighteen months of the agreement, and (iv) certain programming and encoding fees. Mark Cuban is the Chief Executive Officer of Broadcast.com and as also a member of the investor group which assumed operational control of e4L in October 1998. The agreement was ratified by the unanimous vote of the disinterested members of the Board of Directors.

IFMC, INC. CONSULTING AGREEMENT

    In August 1998, e4L entered into a consulting agreement with IFMC, Inc. ("IFMC") a consulting firm of which Anthony M. Vercillo, e4L's current Executive Vice President, Global Operations, is the sole shareholder. The consulting agreement was terminated in November 1998 in connection with the hiring of Mr. Vercillo by e4L, however, e4L utilized IFMC's services subsequent to termination of the agreement in March 1999. During the fiscal year 1999, e4L paid an aggregate of $66,800 in fees to IFMC.

ALIGNE, INC. CONSULTING AGREEMENT

    Aligne, Inc., an information systems consulting firm which is affiliated with Safeguard Scientifics, Inc., provided information systems consulting services to e4L through November 1998. e4L paid an aggregate of $250,000 during the fiscal year ended March 31, 1999.

LEGAL SERVICES

    Stuart D. Buchalter is Of Counsel to the California law firm of Buchalter, Nemer, Fields and Younger, which from time to time provides legal services to e4L.

    William Goldstein, a Director of e4L during the fiscal year ended March 31, 1999, is a partner at the Philadelphia, Pennsylvania law firm of Drinker, Biddle & Reath, LLP, which provided legal services to e4L during the fiscal year ended March 31, 1999.

MANAGEMENT INDEBTEDNESS

    In March 1998, e4L entered into an employment agreement with John W. Kirby, pursuant to which Mr. Kirby serves as the President of e4L. The terms of the agreement included the forgiveness of a loan, including accrued interest, in the amount of $191,186 and the issuance of a new $545,000 loan to Mr. Kirby. The new loan bears interest at a rate equal to the Prime rate plus 1 1/2% per annum and is due May 30, 2000. Such funds were used by Mr. Kirby for personal purposes. As collateral for the indebtedness, Mr. Kirby has pledged 100,000 shares of Common Stock to e4L. As of March 31, 1999, principal and accrued interest thereon of approximately $600,000 was outstanding under such note.

    Such amount represents the largest aggregate amount of indebtedness outstanding since the issuance of the promissory note. Mr. Kirby also held an allowance from e4L in the amount of $18,000, bearing no interest, which was advanced to him for personal reasons in November 1995. Mr. Kirby also acts as surety for debt owing to e4L in principal and accrued interest of approximately $42,176 which was outstanding as of March 31, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) Financial Statements and Schedules

    The following is a list of the consolidated financial statements of e4L and its subsidiaries and supplementary data submitted in a separate section of this report.

    - Report of Independent Auditors.

    - Consolidated Balance Sheets as of March 31, 1999 and 1998.

    - Consolidated Statements of Operations for the years ended March 31, 1999, 1998 and 1997.

    - Consolidated Statements of Shareholders' Equity for the years ended March 31, 1999, 1998 and 1997.

    - Consolidated Statements of Cash Flows for the years ended March 31, 1999, 1998 and 1997.

    - Notes to Consolidated Financial Statements

    The following is a list of the schedules filed as part of this Form 10-K.

    Schedule II Valuation and Qualifying Accounts

    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

    (b) Reports on Form 8-K filed in the fourth quarter of 1999:

    None.

INDEX TO EXHIBITS

EXHIBIT NO.
-------------
        3.1(1) Certificate of Incorporation

        3.2(2) Certificate of Amendment to the Certificate of Incorporation, dated October 23, 1998

        3.2(3) Certificate of Amendment to the Certificate of Incorporation, dated February 25, 1999

        3.2(4) By-laws

        3.3(5) Amendment to By-laws dated February 1992

        3.4(4) Amendment to By-laws dated April 1995

        4.1(1) Specimen copy of stock certificate for shares of Common Stock of the Registrant

        4.2(7) Rights Agreement dated as of January 3, 1994

        4.3(7) Amendment No. 1 to Rights Agreement, dated as of March 6, 1994

        4.4(6) Amendment No. 2 to Rights Agreement, dated as of September 26, 1994

        4.5(6) Amendment No. 3 to Rights Agreement, dated as of September 30, 1994

        4.6(6) Amendment No. 4 to Rights Agreement, dated as of November 30, 1994

        4.7(8) Amendment No. 5 to Rights Agreement, dated as of August 14, 1997

        4.8(9) Amendment No. 6 to Rights Agreement, dated as of January 5, 1998

EXHIBIT NO.
-------------
        4.9(2) Amendment No. 7 to Rights Agreement, dated as of August 11, 1998

       4.10(6) Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock

       4.11(10) Form of Warrant to Purchase Common Stock of e4L, dated November 24, 1995, issued to various persons concerning an aggregate of 500,000 shares at an exercise price of $10.00 per share

       4.12(8) Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock

       4.13(8) Form of Warrant issued in connection with the Series C Convertible Preferred Stock

       4.14(11) Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock

       4.15(11) Form of Warrant issued in connection with the Series D Convertible Preferred Stock

       4.18(28) Amendment to Form of Warrant issued in connection with the Series C Convertible Preferred Stock

       10.1(12) Amended and Restated 1991 Stock Option Plan

       10.2(12) 401(k) Plan Document

       10.3(13) Lease for 7822 S. 46th Street, Phoenix, Arizona

       10.4(14) Lease, dated March 6, 1996, by and between Stoll Moss Theaters Limited and Quantum International
               Limited

       10.5(15) Lease Agreement, dated 1996, between Registrant and Eleven Colonial Penn Plaza Associates

       10.6(8) Registration Rights Agreement, dated September 4, 1997, among e4L and the Series C Investors

       10.7(8) Securities Purchase Agreement, dated September 4, 1997, among e4L and the Series C Investors

       10.8(16) Facility Agreement, dated July 23, 1997, between ASB Bank Limited and Prestige Marketing Limited

       10.9(16) Short Term Facility, dated May 19, 1997, between Quantum International Limited and Barclays Bank
               PLC

      10.10(17) $10,000,000 Demand Promissory Note, dated January 5, 1998 issued by e4L to ValueVision

      10.11(17) Subsidiary Guaranty, dated as of January 5, 1998, by Quantum North America, Inc., Quantum
               International Limited, Quantum Far East Ltd., Quantum Marketing International, Inc., Quantum
               International Japan Company Ltd., DirectAmerica Corporation, Positive Response Television, Inc.,
               Quantum Productions AG, Suzanne Paul (Australia) Pty Limited and e4L Holdings, Inc., for the
               benefit of ValueVision

      10.12(17) Warrant Agreement by and between e4L and ValueVision, dated as of January 5, 1998

      10.13(17) Warrant Certificate No. 1, dated January 5, 1998, issued by e4L to ValueVision to purchase 250,000 shares of e4L's common stock

EXHIBIT NO.
-------------
      10.14(17) Registration Rights Agreement by and between e4L and ValueVision, dated as of January 5, 1998

      10.15(18) Amended and Restated Non-Incentive Stock Option Agreement between e4L and Robert N. Verratti, dated as of January 28, 1998

      10.16(11) Amendment No. 1 to Registration Rights Agreement by and among e4L and the Series D Investors

      10.17(9) Employment Agreement, dated as of March 20, 1998, between e4L and John W. Kirby.

      10.18(9) Loan Agreement, dated as of March 31, 1998, by and between e4L and John W. Kirby.

      10.19(9) Non-Incentive Stock Option Agreement, dated as of January 28, 1998, by and between e4L and John W.
               Kirby.

      10.20(9) Lease, dated November 26, 1996, by and between Encino Terrace Center and Positive Response
               Television, Inc. and DirectAmerica Corporation.

      10.21(2) Stock Purchase Agreement, dated August 11, 1998, by and between e4L and TMC.

      10.22(2) Consulting Agreement, dated August 11, 1998, by and between e4L and TMC.

      10.23(2) Agreement, dated August 11, 1998, among e4L, ACO and ValueVision International, Inc.

      10.24(2) Waiver Agreement, dated as of August 12, 1998, between e4L and Constantinos I. Costalas.

      10.25(2) Waiver Agreement, dated as of August 12, 1998, between e4L and Frederick S. Hammer.

      10.26(2) Waiver Agreement, dated as of August 12, 1998, between e4L and Robert N. Verratti.

      10.27(19) Loan and Security Agreement, by and between Quantum North America, Inc. ("QNA") and Foothill
               Capital Corporation ("Foothill"), dated as of December 1, 1998.

      10.28(19) Copyright Security Agreement, by QNA in favor of Foothill, dated as of December 1, 1998.

      10.29(19) Patent Security Agreement, by QNA in favor of Foothill, dated as of December 1, 1998.

      10.30(19) Trademark Security Agreement, by QNA in favor of Foothill, dated as of December 1, 1998.

      10.31(19) Stock Pledge Agreement, between QNA and Foothill, dated as of December 1, 1998.

      10.32(19) Holdings Trademark Security Agreement, by e4L in favor of Foothill, dated as of December 1, 1998.

      10.33(19) Patent Security Agreement, by e4L in favor of Foothill, dated as of December 1, 1998.

      10.34(19) Stock Pledge Agreement, among Positive Response Television, Inc., National Media Holdings, Inc.,
               Suzanne Paul Holdings Pty Limited and Foothill, dated as of December 1, 1998.

      10.35(19) Copyright Security Agreement, by e4L in favor of Foothill, dated as of December 1, 1998.

      10.36(19) Subordination Agreement, between Foothill and the subsidiaries of e4L, dated as of December 1,
               1998.

      10.37(19) Subordination Agreement, between Foothill and e4L, dated as of December 1, 1998.

EXHIBIT NO.
-------------
      10.38(19) Stock Pledge Agreement, between e4L and Foothill, dated as of December 1, 1998.

      10.39(3) Employment Agreement, dated as of January 29, 1999, by and between Stephen C. Lehman and e4L.

      10.40(3) Employment Agreement, dated as of January 29, 1999, by and between Eric R. Weiss and e4L.

      10.41(3) Employment Agreement, dated as of January 29, 1999, by and between Daniel M. Yukelson and e4L.

       21.1(3) Subsidiaries of e4L

       23.1(3) Consent of Independent Auditors

       27.1(3) Financial Data Schedule

------------------------

(1) Incorporated by reference to Registrant's Registration Statement on Form S-1 (Reg. No. 33-26778) filed January 31, 1989.

(2) Incorporated by reference to Registrant's Current Report on Form 8-K dated October 23, 1998 filed October 3, 1998.

(3) Filed herewith.

(4) Incorporated by reference to Registrant's Registration Statement on Form S-3 (Reg. No. 33-35301) filed June 8, 1990.

(5) Incorporated by reference to Registrant's Annual Report on Form 10-K for fiscal year ended March 31, 1992 filed June 26, 1992.

(6) Incorporated by reference to Registrant's Annual Report on Form 10-K for fiscal year ended March 31, 1995 filed June 29, 1995.

(7) Incorporated by reference to Registrant's Annual Report on Form 10-K for fiscal year ended March 31, 1994 filed July 14, 1994.

(8) Incorporated by reference to Registrant's Current Report on Form 8-K dated September 18, 1997 filed September 24, 1997.

(9) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 filed July 8, 1998.

(10) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1995 filed February 15, 1996.

(11) Incorporated by reference to Registrant's Registration Statement on Form S-3 (Reg. No. 333-48217) filed January 31, 1998.

(12) Incorporated by reference to Registrant's Proxy Statement in connection with Annual Meeting of Stockholders held on February 22, 1995.

(13) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1993 filed November 12, 1993.

(14) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1996 filed August 13, 1996.

(15) Incorporated by reference to Registrant's Current Report on Form 8-K dated August 7, 1996 filed August 26, 1996.

(16) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1997, as amended, filed January 23, 1998.

(17) Incorporated by reference to Registrant's Current Report on Form 8-K/A dated January 5, 1998 filed January 16, 1998.

(18) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1997 filed February 13, 1998.

(19) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1998 filed February 19, 1999.

                           ANNUAL REPORT ON FORM 10-K

                 ITEM 8, AND ITEM 14(A)(1) AND (2), (C) AND (D)

            CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                   LIST OF CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                        FINANCIAL STATEMENT SCHEDULE FOR
                           YEAR ENDED MARCH 31, 1999

                                   E4L, INC.
                            LOS ANGELES, CALIFORNIA

                                   E4L, INC.
                       CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS
------------------------------------------------------------------------------------------------------------

Report of Independent Auditors..............................................................................        F-2

Audited Consolidated Financial Statements

Consolidated Balance Sheets as of March 31, 1999 and 1998...................................................        F-3

Consolidated Statements of Operations for the years ended March 31, 1999, 1998 and 1997.....................        F-4

Consolidated Statements of Shareholders' Equity for the years ended March 31, 1999, 1998 and 1997...........        F-5

Consolidated Statements of Cash Flows for the years ended March 31, 1999, 1998 and 1997.....................        F-6

Notes to Consolidated Financial Statements..................................................................        F-8

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
e4L, Inc.

    We have audited the accompanying consolidated balance sheets of e4L, Inc. (formerly National Media Corporation) as of March 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1999. Our audits also included the financial statement schedule included in the Index at Item 14(a). These financial statements and schedule are the responsibility of e4L's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of e4L, Inc. at March 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

Los Angeles, California
June 25, 1999

                                   E4L, INC.

                          CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                    MARCH 31
                                                                                              --------------------
                                                                                                1999       1998
                                                                                              ---------  ---------
                                                      ASSETS
Current assets:
  Cash and cash equivalents.................................................................  $   7,574  $  17,915
  Restricted cash...........................................................................        524        400
  Accounts receivable, net of the allowance for doubtful accounts and sales returns of
    $12,059 (1999) and $13,310 (1998).......................................................     35,681     29,415
  Income tax receivable.....................................................................         --        341
  Inventories, net..........................................................................     16,229     21,228
  Prepaid media and show production costs...................................................        836      6,717
  Deferred costs............................................................................      3,329      4,191
  Prepaid expenses and other current assets.................................................      1,050      2,014
  Deferred income taxes.....................................................................      2,595      2,835
                                                                                              ---------  ---------
      Total current assets..................................................................     67,818     85,056
Property and equipment, net (NOTE 3)........................................................      8,119     12,338
Excess of cost over net assets of acquired businesses and other intangible assets, less
  accumulated amortization of $7,643 (1999) and $5,707 (1998) (NOTE 2)......................     21,737     35,877
Other assets................................................................................      1,127      1,950
                                                                                              ---------  ---------
      Total assets..........................................................................  $  98,801  $ 135,221
                                                                                              ---------  ---------
                                                                                              ---------  ---------
                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................................................  $  18,174  $  21,167
  Accrued expenses (NOTE 4).................................................................     25,754     21,728
  Deferred revenue..........................................................................        511        115
  Income taxes payable......................................................................        476         --
  Deferred income taxes.....................................................................      1,552      1,792
  Current portion of long-term debt and capital lease obligations (NOTE 5)..................      8,119     30,812
                                                                                              ---------  ---------
      Total current liabilities.............................................................     54,586     75,614

Long-term debt and capital lease obligations (NOTE 5).......................................        135        469
Deferred income taxes.......................................................................      1,043      1,043
Other liabilities...........................................................................      5,290      3,768
Commitments and contingencies (NOTES 12 AND 13)
Shareholders' equity (NOTES 6 AND 7):
  Preferred stock, $.01 par value; authorized 10,000,000 shares; issued 5,000 and 81,250 shares Series B convertible preferred stock, 18,618 and 20,000 shares Series D convertible preferred stock, and 20,000 and 0 shares Series E convertible preferred stock in 1999 and 1998, respectively; (liquidation preference of $200, $19,700 and
    $20,000 for Series B, D and E, respectively, at March 31, 1999).........................          1          1
  Common stock, $.01 par value; authorized 150,000,000 shares; issued 32,347,284 and
    26,262,716 shares 1999 and 1998, respectively...........................................        323        263
  Additional paid-in capital................................................................    183,540    156,975
  Retained deficit..........................................................................   (129,489)   (85,891)
                                                                                              ---------  ---------
                                                                                                 54,375     71,348
  Treasury stock, 874,044 (1999) and 887,229 (1998) shares at cost..........................     (6,701)    (6,802)
  Notes receivable, officer.................................................................       (545)      (139)
  Accumulated other comprehensive income....................................................     (9,382)   (10,080)
                                                                                              ---------  ---------
      Total shareholders' equity............................................................     37,747     54,327
                                                                                              ---------  ---------
      Total liabilities and shareholders' equity............................................  $  98,801  $ 135,221
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                            See accompanying notes.

                                   E4L, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                      YEAR ENDED MARCH 31
                                                                               ----------------------------------
                                                                                  1999        1998        1997
                                                                               ----------  ----------  ----------
Revenue:
  Product....................................................................  $  321,052  $  272,710  $  337,508
  Retail royalties...........................................................         221         679      16,337
  Commission and other.......................................................       6,577       5,085       4,334
                                                                               ----------  ----------  ----------
Net revenue..................................................................     327,850     278,474     358,179
Operating costs and expenses:
  Media......................................................................     113,567      91,904     131,136
  Product and other direct...................................................     189,382     167,538     196,972
  Selling, general, and administrative.......................................      37,931      48,150      59,857
  Depreciation and amortization..............................................       6,794       7,073       5,574
  Write-off of impaired goodwill.............................................      11,300      14,546       4,392
  Unusual charges............................................................      20,238       1,875       2,500
                                                                               ----------  ----------  ----------
Total operating costs and expenses...........................................     379,212     331,086     400,431
                                                                               ----------  ----------  ----------
Loss from operations.........................................................     (51,362)    (52,612)    (42,252)

Other (income)/expenses:
  Gain on sale of investment.................................................      (6,544)         --          --
  Interest expense...........................................................       3,216       3,457       1,542
                                                                               ----------  ----------  ----------
Loss before income taxes and extraordinary item..............................     (48,034)    (56,069)    (43,794)
  Income taxes...............................................................         440         700       1,897
                                                                               ----------  ----------  ----------
Loss before extraordinary item...............................................     (48,474)    (56,769)    (45,691)

Extraordinary item--gain on extinguishment of debt...........................       4,876          --          --
                                                                               ----------  ----------  ----------
Net loss.....................................................................  $  (43,598) $  (56,769) $  (45,691)
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Net loss per common share--basic and diluted:
Loss before extraordinary item...............................................  $    (1.88) $    (2.31) $    (2.09)
Extraordinary item--gain on extinguishment of debt...........................        0.18          --          --
                                                                               ----------  ----------  ----------
Net loss per common share....................................................  $    (1.70) $    (2.31) $    (2.09)
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Weighted average number of common shares outstanding:
  Basic and diluted..........................................................      27,054      24,904      21,905
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

                            See accompanying notes.

                                   E4L, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                                        COMMON STOCK            PREFERRED STOCK
                                                                                   -----------------------  ------------------------
                                                                   COMPREHENSIVE                   PAR                       PAR
                                                                   INCOME (LOSS)     SHARES       VALUE       SHARES        VALUE
                                                                   --------------  ----------     -----     -----------     -----
Balance, March 31, 1996..........................................                  18,177,292   $     182      136,375    $       1
  Net loss.......................................................    $  (45,691)           --          --           --           --
  Translation adjustment.........................................        (1,926)           --          --           --           --
                                                                   --------------
  Comprehensive loss.............................................    $  (47,617)           --          --           --           --
                                                                   --------------
                                                                   --------------
  Conversion of preferred stock..................................                     413,750           4      (41,375)          --
  Exercise of stock options and warrants, including tax
    benefit......................................................                   1,377,651          14           --           --
  Issuance of shares for acquisitions............................                   2,651,239          27           --           --
  Issuance of shares in secondary offering.......................                   2,000,000          20           --           --
  Issuance of shares under management incentive plan and 401(k)
    plan.........................................................                     102,860           1           --           --
  Stock grant....................................................                      30,000          --           --           --
  Repurchase of treasury shares..................................                          --          --           --           --
  Collection of note receivable..................................                          --          --           --           --
                                                                                   ----------       -----   -----------         ---
Balance, March 31, 1997..........................................                  24,752,792         248       95,000            1
  Net loss.......................................................    $  (56,769)           --          --           --           --
  Translation adjustment.........................................        (3,993)           --          --           --           --
                                                                   --------------
  Comprehensive loss.............................................    $  (60,762)           --          --           --           --
                                                                   --------------
                                                                   --------------
  Conversion of preferred stock..................................                     137,500           1      (13,750)          --
  Exercise of stock options and warrants.........................                     363,333           4           --           --
  Issuance of shares for acquisitions............................                     909,091           9           --           --
  Issuance of shares for litigation settlement...................                     100,000           1           --           --
  Issuance of Series D preferred stock, net......................                          --          --       20,000           --
  Repurchase of treasury shares..................................                          --          --           --           --
  Issuance of shares under 401(k) plan...........................                          --          --           --           --
  Premium on preferred stock.....................................                          --          --           --           --
  Amortization of stock option compensation......................                          --          --           --           --
  Issuance of warrants in connection with debt...................                          --          --           --           --
  Costs of secondary offering....................................                          --          --           --           --
                                                                                   ----------       -----   -----------         ---
Balance, March 31, 1998..........................................                  26,262,716         263      101,250            1
  Net loss.......................................................    $  (43,598)           --          --           --           --
  Translation adjustment.........................................           698            --          --           --           --
                                                                   --------------
  Comprehensive loss.............................................    $  (42,900)           --          --           --           --
                                                                   --------------
                                                                   --------------
  Conversion of preferred stock..................................                   2,418,227          24      (77,632)          --
  Exercise of stock options and warrants.........................                   3,666,341          36           --           --
  Issuance of Series E preferred stock, net......................                          --          --       20,000           --
  Issuance of shares under 401(k) plan...........................                          --          --           --           --
  Issuance of note receivable....................................                          --          --           --           --
  Write-off of note receivable...................................                          --          --           --           --
  Premium on preferred stock.....................................                          --          --           --           --
  Amortization of stock option compensation......................                          --          --           --           --
                                                                                   ----------       -----   -----------         ---
Balance, March 31, 1999..........................................                  32,347,284   $     323       43,618    $       1
                                                                                   ----------       -----   -----------         ---
                                                                                   ----------       -----   -----------         ---


                                                                   ADDITIONAL   RETAINED                    NOTES
                                                                     PAID-IN    EARNINGS    TREASURY     RECEIVABLE,
                                                                     CAPITAL    (DEFICIT)     STOCK        OFFICER
                                                                   -----------  ---------  -----------  -------------
Balance, March 31, 1996..........................................   $  48,135   $  16,569   $  (3,791)    $    (473)
  Net loss.......................................................          --     (45,691)         --            --
  Translation adjustment.........................................          --          --          --            --

  Comprehensive loss.............................................          --          --          --            --

  Conversion of preferred stock..................................          (4)         --          --            --
  Exercise of stock options and warrants, including tax
    benefit......................................................       7,459          --          --            --
  Issuance of shares for acquisitions............................      41,191          --          --            --
  Issuance of shares in secondary offering.......................      28,734          --          --            --
  Issuance of shares under management incentive plan and 401(k)
    plan.........................................................       1,707          --          29            --
  Stock grant....................................................         542          --          --            --
  Repurchase of treasury shares..................................          --          --        (482)           --
  Collection of note receivable..................................          --          --          --           473
                                                                   -----------  ---------  -----------       ------
Balance, March 31, 1997..........................................     127,764     (29,122)     (4,244)           --
  Net loss.......................................................          --     (56,769)         --            --
  Translation adjustment.........................................          --          --          --            --

  Comprehensive loss.............................................          --          --          --            --

  Conversion of preferred stock..................................          (1)         --          --            --
  Exercise of stock options and warrants.........................       1,737          --          --          (139)
  Issuance of shares for acquisitions............................       4,991          --          --            --
  Issuance of shares for litigation settlement...................         888          --          --            --
  Issuance of Series D preferred stock, net......................      19,690          --          --            --
  Repurchase of treasury shares..................................          --          --      (2,570)           --
  Issuance of shares under 401(k) plan...........................          --          --          12            --
  Premium on preferred stock.....................................        (643)         --          --            --
  Amortization of stock option compensation......................       1,875          --          --            --
  Issuance of warrants in connection with debt...................         688          --          --            --
  Costs of secondary offering....................................         (14)         --          --            --
                                                                   -----------  ---------  -----------       ------
Balance, March 31, 1998..........................................     156,975     (85,891)     (6,802)         (139)
  Net loss.......................................................          --     (43,598)         --            --
  Translation adjustment.........................................          --          --          --            --

  Comprehensive loss.............................................          --          --          --            --

  Conversion of preferred stock..................................         (24)         --          --            --
  Exercise of stock options and warrants.........................      10,337          --          --            --
  Issuance of Series E preferred stock, net......................      17,595          --          --            --
  Issuance of shares under 401(k) plan...........................         (83)         --         101            --
  Issuance of note receivable....................................          --          --          --          (545)
  Write-off of note receivable...................................          --          --          --           139
  Premium on preferred stock.....................................        (846)         --          --            --
  Amortization of stock option compensation......................        (414)         --          --            --
                                                                   -----------  ---------  -----------       ------
Balance, March 31, 1999..........................................   $ 183,540   $(129,489)  $  (6,701)    $    (545)
                                                                   -----------  ---------  -----------       ------
                                                                   -----------  ---------  -----------       ------

                                                                    ACCUMULATED
                                                                       OTHER           TOTAL
                                                                   COMPREHENSIVE   SHAREHOLDERS'
                                                                   INCOME (LOSS)      EQUITY
                                                                   --------------  -------------
Balance, March 31, 1996..........................................    $   (4,161)     $  56,462
  Net loss.......................................................            --        (45,691)
  Translation adjustment.........................................        (1,926)        (1,926)

  Comprehensive loss.............................................            --             --

  Conversion of preferred stock..................................            --             --
  Exercise of stock options and warrants, including tax
    benefit......................................................            --          7,473
  Issuance of shares for acquisitions............................            --         41,218
  Issuance of shares in secondary offering.......................            --         28,754
  Issuance of shares under management incentive plan and 401(k)
    plan.........................................................            --          1,737
  Stock grant....................................................            --            542
  Repurchase of treasury shares..................................            --           (482)
  Collection of note receivable..................................            --            473
                                                                   --------------  -------------
Balance, March 31, 1997..........................................        (6,087)        88,560
  Net loss.......................................................            --        (56,769)
  Translation adjustment.........................................        (3,993)        (3,993)

  Comprehensive loss.............................................            --             --

  Conversion of preferred stock..................................            --             --
  Exercise of stock options and warrants.........................            --          1,602
  Issuance of shares for acquisitions............................            --          5,000
  Issuance of shares for litigation settlement...................            --            889
  Issuance of Series D preferred stock, net......................            --         19,690
  Repurchase of treasury shares..................................            --         (2,570)
  Issuance of shares under 401(k) plan...........................            --             12
  Premium on preferred stock.....................................            --           (643)
  Amortization of stock option compensation......................            --          1,875
  Issuance of warrants in connection with debt...................            --            688
  Costs of secondary offering....................................            --            (14)
                                                                   --------------  -------------
Balance, March 31, 1998..........................................       (10,080)        54,327
  Net loss.......................................................            --        (43,598)
  Translation adjustment.........................................           698            698

  Comprehensive loss.............................................            --             --

  Conversion of preferred stock..................................            --             --
  Exercise of stock options and warrants.........................            --         10,373
  Issuance of Series E preferred stock, net......................            --         17,595
  Issuance of shares under 401(k) plan...........................            --             18
  Issuance of note receivable....................................            --           (545)
  Write-off of note receivable...................................            --            139
  Premium on preferred stock.....................................            --           (846)
  Amortization of stock option compensation......................            --           (414)
                                                                   --------------  -------------
Balance, March 31, 1999..........................................    $   (9,382)     $  37,747
                                                                   --------------  -------------
                                                                   --------------  -------------

See accompanying notes.

                                   E4L, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                         YEAR ENDED MARCH 31
                                                                                   -------------------------------
                                                                                     1999       1998       1997
                                                                                   ---------  ---------  ---------
OPERATING ACTIVITIES
Net loss.........................................................................  $ (43,598) $ (56,769) $ (45,691)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization..................................................      6,794      7,073      5,574
  Extraordinary gain on extinguishment of debt...................................     (4,876)        --         --
  Gain on sale of investment.....................................................     (6,544)        --         --
  Non-cash unusual charges.......................................................      6,636         --         --
  Write-off of impaired goodwill.................................................     11,300     14,546      4,392
  Amortization of loan discount..................................................        581        555        484
  Provision for deferred rent expense............................................        180        497        328
  Non-cash executive compensation................................................       (414)     1,875         --
  Income tax benefit from exercise of stock options..............................         --         --       (347)
  Changes in assets and liabilities net of effects of disposition of business:
    Decrease (increase) in:
      Accounts receivable........................................................     (6,740)       846      1,721
      Income tax receivable......................................................        341       (341)        --
      Inventory..................................................................      4,107      7,882     (3,057)
      Prepaid media and show production costs....................................      3,261      3,634      1,374
      Deferred costs.............................................................        862       (873)     4,233
      Prepaid expenses and other current assets..................................        183        247        855
    Increase (decrease) in:
      Accounts payable...........................................................     (3,135)    (1,111)    (2,358)
      Accrued expenses...........................................................      2,695     (1,547)    (6,007)
      Deferred revenue...........................................................        396       (571)    (1,583)
      Income taxes payable.......................................................        476       (552)    (3,405)
      Notes payable..............................................................         --         --      1,400
      Other......................................................................      2,095      5,031     (3,480)
                                                                                   ---------  ---------  ---------
Net cash used in operating activities............................................    (25,400)   (19,578)   (45,567)

INVESTING ACTIVITIES
Additions to property and equipment..............................................     (1,811)    (2,244)    (8,439)
Investment in common stock.......................................................       (488)        --     (1,250)
Proceeds from sale of investment in common stock.................................      7,032      1,025         --
Cost of companies acquired, net of cash acquired.................................         --         --     (1,236)
                                                                                   ---------  ---------  ---------
Net cash provided by (used in) investing activities..............................      4,733     (1,219)   (10,925)

                                   E4L, INC.

                                 (IN THOUSANDS)

                                                                                         YEAR ENDED MARCH 31
                                                                                   -------------------------------
                                                                                     1999       1998       1997
                                                                                   ---------  ---------  ---------
FINANCING ACTIVITIES
Net proceeds from issuance of preferred stock....................................  $  17,595  $  19,690  $      --
Proceeds from borrowings under credit facility...................................     68,920         --         --
Repayment of borrowings under credit facility....................................    (61,722)        --         --
                                                                                   ---------  ---------  ---------
Proceeds from long-term debt.....................................................      2,184     17,259     22,400
Principal payments on long-term debt and capital lease obligations...............    (27,928)    (5,122)   (15,493)
Net proceeds from issuance of common stock.......................................         --         --     28,754
Exercise of stock options and warrants...........................................     10,355      1,602      7,820
Loan to officer..................................................................       (545)        --         --
Payments received on notes receivable-officer....................................        139         --        473
                                                                                   ---------  ---------  ---------
Net cash provided by financing activities........................................      8,998     33,429     43,954
Effect of changes in exchange rate on cash and cash equivalents, net.............      1,328      1,225     (1,809)
                                                                                   ---------  ---------  ---------
Increase (decrease) in cash and cash equivalents.................................    (10,341)    13,857    (14,347)
Cash and cash equivalents, beginning of year.....................................     17,915      4,058     18,405
                                                                                   ---------  ---------  ---------
Cash and cash equivalents, end of year...........................................  $   7,574  $  17,915  $   4,058
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
  Interest.......................................................................  $   2,246  $   3,201  $     774
  Income taxes...................................................................  $      --  $   1,456  $   5,105

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in acquisitions..............................................  $      --  $   5,000  $  41,218
Common stock reacquired from escrow..............................................  $      --  $   2,570  $      --
Note payable and other liabilities used to finance acquisitions..................  $      --  $      --  $   3,190
Common stock issued upon exercise of stock options...............................  $      --  $     139  $      --
Common stock issued for management incentive plan, 401(k) plan, and board of
  directors' stock grant.........................................................  $      18  $      13  $   2,279
Common stock issued for litigation settlement....................................  $      --  $     800  $      --
Accrued dividends on preferred stock.............................................  $     846  $     643  $      --
Issuance of detachable warrants with debt........................................  $      --  $     688  $      --
Purchase of property and equipment financed under capital leases.................  $      --  $     416  $      --

                            See accompanying notes.

                                   E4L, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    e4L, Inc., formerly National Media Corporation, and subsidiaries ("e4L") are engaged in the direct marketing and sale of consumer products, principally through direct response television programming, wholesale/retail distribution and electronic commerce. Primarily through its direct response television programming, e4L markets consumer products in more than 70 countries.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of e4L, Inc. and its wholly-owned subsidiaries consisting of: Quantum North America, Inc., (d/b/a, e4L North America) DirectAmerica Corporation (d/b/a, e4L Television), Quantum International Limited, Quantum International Japan Company Limited, Quantum Prestige Pty Limited and Suzanne Paul Pty Limited, and others. All significant inter-company accounts and transactions have been eliminated.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes to the consolidated financial statements. Estimates are routinely made for, among other things, inventory obsolescence, goodwill, sales returns and allowances, valuations of stock options and warrants to purchase common stock, allowances for bad debts, and contingencies. Actual results could differ from these estimates.

REVENUE RECOGNITION AND ALLOWANCE FOR RETURNS

    Product sales and retail royalty revenues are recognized when the product is shipped or the thirty (30) day "free trial" has expired, whichever is later. In many instances, e4L's policy is to unconditionally refund the total price of merchandise returned by customers within thirty (30) days of receipt. e4L provides an allowance, based upon experience, for merchandise returns.

    e4L membership fee income is recognized upon expiration of the refund period.

CONCENTRATION OF CREDIT RISK

    Financial instruments which potentially expose e4L to concentration of credit risk consist primarily of cash equivalents and accounts receivable. At times e4L maintains cash balances in excess of Federal Deposit Insurance Corporation or equivalent foreign insurance limits. e4L's accounts receivable balance consists primarily of a large number of insignificant customer balances and amounts due from wholesale customers. The Company monitors individual accounts in order to minimize the risk of loss and generally does not require collateral.

                                   E4L, INC.

                                 MARCH 31, 1999

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CASH AND CASH EQUIVALENTS

    e4L considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. Restricted cash represents cash pledged as collateral for an office lease and outstanding foreign exchange forward contracts.

INVENTORY

    Inventory consists principally of products purchased for resale, and are stated at lower of cost (first-in, first-out) or market. The reserve for obsolete inventory was $4,913,000 and $6,519,000 at March 31, 1999 and 1998, respectively.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method based on the lesser of the estimated useful lives of the assets or lease terms, generally 3 to 10 years.

EXCESS OF COST OVER NET ASSETS ACQUIRED AND OTHER INTANGIBLE ASSETS

    Excess of cost over net assets acquired (e.g., "goodwill") is being amortized using the straight-line method, generally over periods of 10 to 20 years. Other intangible assets are being amortized using the straight-line method over periods of 2 to 5 years. Amortization expense for excess of cost over net assets acquired and other intangible assets was $2,141,000, $3,015,000, and $2,532,000 for the years ended March 31, 1999, 1998 and 1997, respectively.

    The recoverability of excess cost over net assets acquired and other intangible assets is evaluated periodically, but not less than annually, by an analysis of operating results for each acquired business, significant events or changes in business-environment and, if necessary, independent appraisal.

    Because indicators of impairment (losses, asset write-offs, etc.) existed during the year ended March 31, 1997, e4L engaged an independent appraiser to evaluate the carrying value of the assets of its wholly-owned subsidiary Positive Response Television, Inc. ("PRTV"). The independent appraiser used a combination of the income and market valuation approaches, and determined that the excess cost over net assets acquired balance had been impaired. Based on this evaluation, e4L wrote-off $4,392,000 of PRTV excess cost over net assets acquired during the year ended March 31, 1997. In connection with a subsequent evaluation of PRTV excess cost over net assets acquired during the year ended March 31, 1998, e4L's management determined there was no future benefit or likelihood of cash flows from PRTV. As a result, e4L wrote-off the remaining $14,546,000 of excess cost over net assets acquired during the year ended March 31, 1998.

    During the year ended March 31, 1999, indicators of impairment (losses, changes in business environment, etc.) existed with respect to e4L's wholly-owned subsidiaries Prestige Marketing Limited and Prestige Marketing International Limited (collectively, "Prestige") and Suzanne Paul Holdings Pty Limited and its operating subsidiaries (collectively, "Suzanne Paul"). Accordingly, e4L engaged an independent appraiser to evaluate the underlying assets of these subsidiaries. The independent appraiser used a combination of income and market valuation approaches, and determined that the excess cost over net

                                   E4L, INC.

                                 MARCH 31, 1999

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EXCESS OF COST OVER NET ASSETS ACQUIRED AND OTHER INTANGIBLE ASSETS (CONTINUED)

assets acquired had been impaired and, therefore, e4L wrote-off $11,300,000 of excess cost over net assets acquired attributable to the two subsidiaries during the year ended March 31, 1999.

SHOW PRODUCTION COSTS

    In connection with a transaction pursuant to which an investor group acquired a controlling interest in e4L as more fully described in Note 6, (the "Transaction"), e4L substantially revised its business model and strategies. A key strategy in e4L's revised business model is the utilization of its television, radio and Internet media to market consumer products and services outside of its direct response television programming, including branding of products for distribution for wholesale/retail, electronic commerce, and continuity distribution channels. The direct response television program and associated show production cost is now a vehicle to generate a customer base, which will be utilized in various revenue generating initiatives as opposed to the direct response television program sale being the end result or merely a one-time sale. The direct response television program is, in part, being utilized to promote e4L's membership shopping club, "Everything4Less" and other electronic commerce initiatives, to brand products for wholesale/retail distribution, to market continuity programs, and to create list rental opportunities with respect to its customer base. As a result, show production costs are expensed as incurred.

    Prior to the Transaction, costs related to the production of e4L's direct response television programs were capitalized and amortized over the estimated useful life of the related product, generally 12 to 24 months. The useful life of each television program was initially determined, and periodically adjusted based upon estimated future and actual sales. Show production costs were $14,767,000, $14,845,000 and $21,406,000 for the years ended March 31, 1999,
1998 and 1997, respectively. As more fully described in Note 10, the year ended March 31, 1999 included $2,621,000 of annual charges attributable to the write-down of certain prepaid show production costs due to the fundamental change in e4L's business model and strategies discussed above. For the years ended March 31, 1999, 1998 and 1997 product and other direct costs included $1,100,000, $1,608,000 and $10,811,000, respectively, attributable to writedowns of unsuccessful television programs.

DEFERRED REVENUE AND COSTS

    Deferred revenue consists of funds received by e4L for products ordered, but not shipped and for membership fees received, but not recognized as income. Related media and certain direct costs are deferred and expensed as the orders are shipped. e4L also defers certain media and telemarketing costs on product orders where funds have not yet been received and expenses these costs as the orders are shipped.

INCOME TAXES

    e4L uses the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using estimated statutory tax rates and laws that will be in effect when the differences are expected to reverse. Income tax benefits have not been recorded during the current period on United States and certain international losses. These benefits will be recorded when

                                   E4L, INC.

                                 MARCH 31, 1999

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES (CONTINUED)

realized or at such time it is determined these benefits are likely to be realized, reducing the effective tax rate on future United States and certain international earnings.

PER SHARE AMOUNTS

    Net loss per share has been computed in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). In computing per share amounts, accrued dividends and the effect of beneficial conversion features on preferred stock have been deducted from net loss to arrive at net loss applicable to common shareholders.

FOREIGN CURRENCY TRANSLATION

    Results of operations for e4L's foreign subsidiaries are translated using the average exchange rates in effect during the periods presented, while assets and liabilities are translated into United States dollars using the exchange rate in effect at the balance sheet date. Resulting translation adjustments are recorded as a component of other comprehensive income (loss) within shareholders' equity. Currency gains and losses relating to operations and intercompany transactions are recorded as selling, general and administrative expenses. Losses and (gains) recorded during the years ended March 31, 1999, 1998, and 1997 were $2,160,000, $1,833,000 and $(332,000), respectively.

    Periodically, e4L enters into foreign exchange forward contracts to hedge the risks associated with certain anticipated transactions. These contracts are primarily in Japanese yen and generally have maturities that do not exceed one year. e4L defers recognition of gain or loss on changes in the market value of these contracts until such time as the hedge transaction is complete. At March 31, 1999 e4L had outstanding $4.7 million in notional foreign exchange contracts with maturity dates through September 1999. e4L does not hold or issue forward contracts for trading purposes.

STOCK OPTION PLANS

    e4L accounts for employee stock options in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and its related interpretations. No compensation expense is recognized for e4L's employee stock options which have an exercise price equal to or above the market price on the date of the grant.

COMPREHENSIVE INCOME

    In April 1998, e4L adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income is defined as the change in equity from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The difference between net income (loss) and comprehensive income (loss) results from foreign currency translation adjustments.

                                   E4L, INC.

                                 MARCH 31, 1999

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
RECLASSIFICATIONS

    Certain prior-year amounts have been reclassified to conform with current presentation.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    During 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 is effective beginning in 2000. The adoption of SFAS No. 133 is not expected to have a material impact on the financial position or results of operations of e4L.

2. ACQUISITIONS

    The value of the common stock issued in all acquisitions was based on the market price of e4L's common stock at the date a definitive agreement was reached, which typically included either the date of signing of a letter of intent or definitive agreement, which e4L believes is indicative of the fair value of the acquired businesses.

    On May 17, 1996, e4L acquired all of the issued and outstanding capital stock of PRTV, a publicly traded direct marketing company and producer of direct response television programming, for 1,836,773 shares of e4L's common stock valued at $25.9 million. The acquisition was accounted for as a purchase and the results of PRTV are included in e4L's financial statements from the date of acquisition. A total of $39.1 million in assets were acquired, including goodwill of $18.6 million that was initially being amortized over 20 years. Under the terms of the purchase agreement, 181,949 of the shares held in escrow were returned to e4L because certain assets were not realized. e4L accounted for these shares as treasury stock and a reduction in goodwill of $2.6 million. During the year ended March 31, 1998, e4L wrote-off the remaining goodwill associated with PRTV as more fully described in Note 1.

    On July 2, 1996, e4L acquired Prestige Marketing Limited and Prestige Marketing International Limited (collectively, "Prestige") and Suzanne Paul Holdings Pty Limited and its operating subsidiaries (collectively, "Suzanne Paul"). Prestige and Suzanne Paul are engaged in the marketing of consumer products through direct response television programming and wholesale/retail distribution. The aggregate consideration initially paid by e4L for Prestige and Suzanne Paul was approximately $4.2 million in cash, $2.8 million in a note payable due and paid on December 5, 1996, and 787,879 shares of e4L's common stock then valued at $14.7 million. The acquisition was accounted for as a purchase and the results of Prestige and Suzanne Paul are included in e4L's financial statements from the date of acquisition. A total of $33.8 million in assets were acquired, including goodwill of approximately $18.7 million that was initially being amortized over 20 years. The Prestige and Suzanne Paul acquisition agreements provided for the payment of additional purchase consideration, up to an aggregate of an additional $5.0 million in e4L common stock valued at the time of issuance, contingent upon the levels of net income achieved during the years ended March 31, 1998 and 1997 by Prestige and Suzanne Paul. During the year ended March 31, 1998, e4L amended the acquisition agreements accelerating the $5.0 million contingent purchase consideration and revising certain other provisions of the agreements. In connection with such amendments, e4L

                                   E4L, INC.

                                 MARCH 31, 1999

2. ACQUISITIONS (CONTINUED)
issued 909,091 shares of common stock to the former principals of Prestige and Suzanne Paul based on the closing price of e4L's common stock on the New York Stock Exchange on July 16, 1997. This additional amount represented an increase in purchase price. During the year ended March 31, 1999, e4L wrote-off $11.3 million of goodwill attributable to Prestige and Suzanne Paul as more fully described in Note 1.

    On August 7, 1996, e4L acquired all of the issued and outstanding capital stock of Nancy Langston & Associates, Inc. ("Langston"), a media buying agency. The aggregate consideration consisted of 26,587 shares of e4L common stock then valued at $500,000, and a $390,000 promissory note payable. A total of $904,600 in assets were acquired, including goodwill of approximately $880,000, which was being amortized over 10 years. e4L sold Langston in October 1998, resulting in a loss on disposition of approximately $1.0 million.

    The purchase price allocations for PRTV, Prestige, Suzanne Paul, and Langston were based on management's estimates of the fair value of assets acquired and liabilities assumed. Had the PRTV, Prestige, Suzanne Paul, and Langston acquisitions been made at April 1, 1996, pro forma unaudited condensed results of operations for the year ended March 31, 1997 would have been net revenue of $372,694; net loss of $45,468 and basic and diluted loss per share of $2.07. The pro forma information does not purport to be indicative of the results of operations that would have been reported had the acquisitions actually taken place on April 1, 1996 or of future results of operations.

3. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following (in thousands):

                                                                         YEAR ENDED MARCH 31
                                                                        ----------------------
                                                                           1999        1998
                                                                        ----------  ----------
Furniture, fixtures, and office equipment.............................  $   18,143  $   21,359
Leasehold improvements................................................       2,290       1,854
Equipment acquired under capital leases...............................       1,308       1,316
                                                                        ----------  ----------
                                                                            21,741      24,529
Less accumulated depreciation and amortization........................     (13,622)    (12,191)
                                                                        ----------  ----------
Total.................................................................  $    8,119  $   12,338
                                                                        ----------  ----------
                                                                        ----------  ----------

    Depreciation and amortization expense for property and equipment, including equipment acquired under capital leases, was $4,653,000, $4,058,000 and $3,042,000 for the years ended March 31, 1999, 1998 and 1997, respectively.

                                   E4L, INC.

                                 MARCH 31, 1999

4. ACCRUED EXPENSES

    Accrued expenses include the following (in thousands):

                                                                          YEAR ENDED MARCH 31
                                                                          --------------------
                                                                            1999       1998
                                                                          ---------  ---------
Legal fees and settlements..............................................  $   3,624  $   2,100
Restructuring...........................................................      7,656         --
Other...................................................................     14,474     19,628
                                                                          ---------  ---------
Total accrued expenses..................................................  $  25,754  $  21,728
                                                                          ---------  ---------
                                                                          ---------  ---------

                                   E4L, INC.

                                 MARCH 31, 1999

5. LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

    Long-term debt and obligations under capital leases consist of the following (in thousands):

                                                                                YEAR ENDED
                                                                                 MARCH 31
                                                                           --------------------
                                                                             1999       1998
                                                                           ---------  ---------
Revolving credit facility................................................  $   7,198  $      --
Line of credit, net of discount..........................................         --     18,377
Term loan, net of discount...............................................         --      3,373
Notes payable--ValueVision International, Inc., net of discount..........         --      8,172
Notes payable--other.....................................................        834        832
Capital lease obligations................................................        222        527
                                                                           ---------  ---------
                                                                               8,254     31,281
Less current portion.....................................................      8,119     30,812
                                                                           ---------  ---------
Long-term portion........................................................  $     135  $     469
                                                                           ---------  ---------
                                                                           ---------  ---------

    e4L believes the carrying value of long-term debt and obligations under capital leases approximate fair value.

    In December 1998, e4L entered into a new, three-year credit agreement with a senior lender (the "Credit Agreement"). The Credit Agreement provides for a revolving credit facility with a maximum commitment of $20.0 million, of which up to $7.5 million may be in the form of outstanding letters of credit. Borrowings under the Credit Agreement are limited to a borrowing base consisting of certain eligible United States accounts receivable and inventory, as defined. Outstanding borrowings under the Credit Agreement bear interest, at the option of e4L, at the United States Prime lending rate plus one-quarter percent or the London Interbank Offered Rate (LIBOR) plus three percent, however, in no event shall the interest rate charged be less than seven percent per annum. A commitment fee of one-quarter percent per annum is paid on the unused portion of the Credit Agreement. The effective interest rate on e4L's debt was approximately 15.9% and 13.0% for the years ended March 31, 1999 and 1998, respectively.

    The Credit Agreement is collaterized by a lien on substantially all of the assets of e4L's United States subsidiaries, and a pledge of the stock of e4L's foreign subsidiaries. The Credit Agreement contains certain financial covenants, with respect to, among other matters, payment of dividends, maintenance of tangible net worth, and restrictions on borrowings and purchases of fixed assets.

    In addition to outstanding borrowings of $7.2 million at March 31, 1999, the Company had a $1.0 million letter of credit outstanding, and approximately $9.8 million of remaining availability under the Credit Facility.

    In October 1998, e4L repaid approximately $21.5 million of debt outstanding under a credit agreement with its former principle lender at a twenty-five percent discount. The repayment resulted in a $4.9 million gain on extinguishment of debt which is reflected in the statement of operations as an extraordinary item. In addition, in December 1998, e4L repaid a $10.0 million note payable due to ValueVision International, Inc. ("Value Vision").

                                   E4L, INC.

                                 MARCH 31, 1999

5. LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES (CONTINUED)
    Borrowings under the Credit Agreement are classified as current liabilities at March 31, 1999. The principal payments under various capital lease obligations are $87,000, $93,000 and $42,000 during each of the years ended March 31, 2000, 2001, and 2002, respectively.

6. CAPITAL TRANSACTIONS

SERIES E CONVERTIBLE PREFERRED STOCK

    During the year ended March 31, 1999 e4L consummated a transaction pursuant to which, among other things, operational control of e4L was acquired by an investor group led by Stephen C. Lehman, e4L's Chairman of the Board of Directors and Chief Executive Officer. In connection therewith e4L sold to the investor group $20.0 million of newly issued shares of Series E Convertible Preferred Stock, $.01 par value per share ("Series E Preferred Stock") with a face value of $1,000 per share (the "Transaction"); after deducting related offering costs, net proceeds to e4L were approximately $17.6 million. The Series E Preferred Stock has a three-year term and is automatically converted into e4L common stock at maturity, if not converted prior thereto. The Series E Preferred Stock provides for a 4.0% coupon for one year and is convertible into shares of e4L's common stock at a fixed conversion price of $1.50 per share (subject to standard anti-dilution adjustments). The 4% premium is payable, at e4L's option, in cash or shares of e4L common stock, at the time of conversion or first anniversary date of issuance. The premium is being recorded as an accrued dividend. Based upon the $1.50 per share fixed conversion price, the Series E Preferred Stock is convertible into 13,333,333 shares of e4L's common stock at March 31, 1999. The beneficial conversion feature is being treated as a deemed dividend over the period from the date of issuance to the earliest conversion date, solely for the purpose of calculating earnings per share. As part of the Transaction, holders of e4L's Series D Convertible Preferred Stock ("Series D Preferred Stock") sold to the investor group $10.0 million of Series D Preferred stock and 992,942 warrants issued in connection with such shares, and agreed to certain limitations regarding the sale of the Series D Preferred Stock and e4L common stock issuable upon conversion and/or exercise of the Series D Preferred Stock and underlying warrants (collectively, "Series D Securities").

    The Series E Preferred Stock is entitled to vote together with the holders of e4L common stock as a single class of capital stock. Each share of Series E Preferred Stock has 666 votes, which is equivalent to the number of shares of common stock into which the Series E Preferred Stock is convertible. The liquidation preference for the Series E Preferred Stock is equal to the face amount of $1,000 per share and is senior to e4L common stock and Series A Participating Preferred Stock, junior to e4L's Series B Convertible Preferred Stock ("Series B Preferred Stock") and pari passu with e4L's Series D Convertible Preferred Stock.

    In connection with the Transaction, Temporary Media Co., LLC ("TMC"), a management company of which Mr. Lehman and two of his associates are managing members was granted a five-year option to purchase up to 212,500 shares of e4L's common stock, subject to certain vesting requirements, at an exercise price of $1.32 per share and five-year warrants to purchase up to 3,762,500 shares of e4L's common stock at exercise prices ranging form $1.32 to $3.00 per share. 1,000,000 of the warrants may not be transferred to Mr. Lehman, his associates or any employee of the management company. The granting of these warrants resulted in a non-cash compensation charge of $274,000 through March 31, 1999, which

                                   E4L, INC.

                                 MARCH 31, 1999

6. CAPITAL TRANSACTIONS (CONTINUED)

SERIES E CONVERTIBLE PREFERRED STOCK (CONTINUED)

is included in selling, general and administrative expenses. The remaining $1,605,000 of value attributed to the granting of these warrants is being amortized through October 23, 2001, the vesting period.

SERIES C AND SERIES D CONVERTIBLE PREFERRED STOCK

    On September 18, 1997, e4L sold to two institutional investors (the "Series C Investors") 20,000 shares of its Series C Convertible Preferred Stock, $.01 par value per share (the "Series C Preferred Stock"), with a face value of $1,000 per share, for an aggregate purchase price of $20,000,000, net of costs of $310,000. The Series C Preferred Stock had a four-year term and was to be automatically converted into e4L's common stock at maturity, if not converted earlier. Immediately upon issuance, each share of Series C Preferred Stock was convertible at the holder's option into such number of shares of e4L common stock, as determined by dividing the face value of the Series C Preferred Stock (plus a 6% per annum accrued premium as of the conversion date) by (i) if conversion occurred on or before March 17, 1998, a conversion price equal to $6.06 per share (subject to adjustment), or (ii) if conversion occurred after March 18, 1998, a conversion price equal to the lower of $6.06 per share (the "Fixed Conversion Price") or the lowest daily volume weighted average sale price during the five days immediately prior to such conversion. The $6.06 conversion price was equal to 120% of the volume weighted average sales price of e4L's common stock on the date of the initial public announcement of the sale of the Series C Preferred Stock (the "Announcement Date Price"). In connection with the investment, e4L also issued warrants to the Series C Investors to acquire an aggregate of 989,413 shares of e4L common stock at an initial exercise price of $6.82 per share (the "Series C Warrants"). Such warrants are exercisable until September 17, 2002.

    In January 1998, in connection with the termination of a merger agreement with Value Vision ("Merger Agreement"), e4L entered into a Redemption and Consent Agreement with the Series C Investors, pursuant to which e4L agreed to exchange the Series C Preferred Stock for a newly issued Series D Preferred Stock containing terms substantially similar to those of the Series C Preferred Stock, but with a mechanism by which the fixed conversion price could be subject to reduction under certain circumstances. In addition, e4L granted additional five-year warrants to purchase up to 500,000 shares of e4L common stock to the Series C investors (the "Series D Warrants"). The warrants had an exercise price of $6.82 per share, but contained a mechanism by which the exercise price could be adjusted downward in certain circumstances. In exchange, the Series C Investors agreed, among other things, to waive their right to convert their Series D Preferred Stock into e4L's common stock at a per share price below $6.06 prior to the earliest of the termination of the Merger Agreement or June 1, 1998. The actual exchange of Series C Preferred Stock for Series D Preferred Stock took place on April 14, 1998.

    Upon termination of the Merger Agreement on June 1, 1998. The fixed conversion price of the Series D Preferred Stock and the exercise price of the all of the Series D warrants were automatically adjusted to $1.07 per share, 101% of the closing bid price of the company's common stock at said date. As a result, the outstanding shares of Series D Preferred Stock as of March 31, 1999 are convertible into a minimum of 17,349,273 shares of e4L common stock, not including shares issuable upon conversion of any accrued premium.

                                   E4L, INC.

                                 MARCH 31, 1999

6. CAPITAL TRANSACTIONS (CONTINUED)

SERIES C AND SERIES D CONVERTIBLE PREFERRED STOCK (CONTINUED)

    The Series D Preferred Stock carries a 6% annual premium payable, at e4L's option, in cash or e4L common stock at the time of conversion. Except under certain circumstances, no holder of the Series D Preferred Stock or the related warrants is entitled to convert or exercise such securities to the extent that the shares to be received by such holder upon such conversion or exercise would cause such holder to beneficially own more than 4.9% of e4L's common stock.

    The Series D Preferred Stock carries no voting rights except as otherwise provided by Delaware General Corporation Law. Its liquidation preference is equal to the face amount plus any accrued premiums, and is senior to e4L's common stock and Series A Junior Participating Preferred Stock; junior to e4L's Series B Preferred Stock and pari passu with e4L's Series E Preferred Stock.

    In connection with the Transaction, holders of the Series D Preferred Stock are prohibited from selling more than 12.5% of their interests during any 90-day period, and holders of the Series E preferred stock are prohibited from converting or selling any of their interests through October 23, 1999.

SERIES B CONVERTIBLE PREFERRED STOCK

    In October 1994, e4L authorized the issuance of Series B Convertible Preferred Stock, par value $.01 per share, (the "Series B Preferred Stock") consisting of 400,000 authorized shares, of which a total of 255,796 shares were issued. At March 31, 1999, there were 5,000 shares of Series B Preferred Stock outstanding.

    The 5,000 shares of Series B Preferred Stock outstanding at March 31, 1999 are valued at $40.00 per share for conversion purposes and are presently convertible, at the option of the holder, into 74,050 shares of e4L's common stock at a price of $2.70 per share (subject to adjustment). The holders of shares of Series B Preferred Stock shall be entitled to receive dividends declared on e4L's common stock and have voting rights (except as the election of directors) as if the shares of Series B Preferred Stock had been converted into common stock.

    In connection with the sale of the Series B Preferred Stock, e4L issued 255,796 warrants, (the "Series B Preferred Stock warrants") each of which represent the right to purchase 12 shares (subject to adjustment) of e4L common stock. The warrants were initially exercisable at a price of $4.80 per share, except for those applicable to 3,546 warrants which were initially exercisable at a price of $5.74 per share. At March 31, 1999, 167,100 warrants to acquire 4,027,115 shares of e4L common stock were outstanding and exercisable, and expire between October 5, 2004 and December 19, 2004.

    As a result of the Transaction and other matters, certain anti-dilution provisions of e4L's outstanding Series B Preferred Stock and the Series B Preferred Stock Warrants were triggered resulting in an increase in the total shares of common stock underlying the outstanding Series B Preferred Stock from 812,500 to approximately 1.2 million shares, and an increase in the total shares of common stock available upon exercise of the Series B Preferred Stock Warrants from approximately 2.7 million to approximately 5.3 million and a decrease in the exercise price from approximately $4.80 per share to approximately $2.37 per share.

                                   E4L, INC.

                                 MARCH 31, 1999

6. CAPITAL TRANSACTIONS (CONTINUED)

SERIES B CONVERTIBLE PREFERRED STOCK (CONTINUED)

STOCK PURCHASE RIGHTS

    On January 13, 1994, e4L distributed one preferred share purchase right on each outstanding share of its common stock. The rights will become exercisable only if, without e4L's consent or waiver, a person or group acquires 15% or more of e4L's outstanding common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of e4L's outstanding common stock. Each right will entitle shareholders to buy one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $40. In addition, upon the occurrence of certain events, the holders of rights will have the right to receive, upon exercise at the then-current exercise price, common stock (or, in certain circumstances, cash, property, or other securities of e4L) having a value equal to two times the exercise price of such right. In the event that e4L is acquired in a merger or other business combination, or 50% or more of e4L's assets or earning power is sold, proper provision will be made so that each holder of such right will have an additional right to receive, upon exercise at the then current exercise price of such right, common stock of the acquiring or surviving company having a value equal to two times the exercise price of the right. Any rights that are, or were, under certain circumstances, beneficially owned by such 15% owner will immediately become null and void.

    The holders of rights have no rights as stockholders of e4L. e4L has the ability to redeem the rights at $.001 per right until the occurrence of certain specified events.

WARRANTS

    Warrants outstanding at March 31, 1999 are as follows:

                                                       # OF SHARES
                                                      ACQUIRED UPON   EXERCISE      EXPIRATION
DESCRIPTION                                             EXERCISE        PRICE          DATE
----------------------------------------------------  -------------  -----------  ---------------
Series B Preferred Stock Warrants...................     4,027,115    $    2.37    10/5-12/19/04
Series B Loan Warrants..............................     3,496,652    $    2.37       9/30/04
TMC Warrants........................................     2,912,500    $    1.32       8/11/03
TMC Warrants........................................       350,000    $    1.50       8/11/03
TMC Warrants........................................       500,000    $    3.00       8/11/03
Series C Warrants...................................       985,890    $    1.07       9/17/02
Series D Warrants...................................       498,219    $    1.07       1/4/03
Loan Modification Warrants..........................       125,000    $    5.19       9/18/02
Other...............................................        26,000    $    3.81       12/7/02
                                                      -------------
                                                        12,921,376
                                                      -------------
                                                      -------------

    Series B loan warrants were issued in connection with a $5.0 million term loan provided to e4L in October 1994 ("Series B Warrants"). As a result of the Transaction and other matters certain anti-dilution provisions of the Series B Warrants were triggered resulting in an increase in the number of shares of

                                   E4L, INC.

                                 MARCH 31, 1999

6. CAPITAL TRANSACTIONS (CONTINUED)

WARRANTS (CONTINUED)

common stock available upon exercise of the outstanding Series B Warrants from approximately 2.3 million to 4.4 million and a decrease in the exercise price from $4.80 per share to approximately $2.37 per share.

    In connection with a loan modification agreement dated September 18, 1997, between e4L and its former principal lender, e4L granted to its principal lender five-year warrants to acquire 125,000 shares of e4L's common stock at a price of $5.1875 per share, the market price of e4L's common stock as of the date of the grant.

    At March 31, 1999 there were approximately 47,550,000 shares of e4L's common stock reserved for conversion of preferred stock, for exercise of stock options and warrants, and for issuance under e4L's Management Incentive Plan and 401(k) plan.

                                   E4L, INC.

                                 MARCH 31, 1999

7. STOCK OPTIONS

    e4L applies the provisions of APB Opinion 25 "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock option plans. No compensation has been recognized for options which have an exercise price equal to or above the market price on the date of grant. The majority of options are granted at an exercise price equal to or greater than the market price of e4L's common stock at the date of grant. Had compensation cost attributable to stock options been determined using fair values at the grant dates as defined by SFAS No. 123, e4L's pro forma net loss and net loss per share would have been as follows:

                                                                                       YEAR ENDED MARCH 31
                                                                                ----------------------------------
                                                                                   1999        1998        1997
                                                                                ----------  ----------  ----------

                                                                                 (IN THOUSANDS, EXCEPT PER SHARE
                                                                                              DATA)
Pro forma net loss............................................................  $  (46,789) $  (62,316) $  (56,323)
Pro forma loss per share:
  Basic and diluted...........................................................  $    (1.73) $    (2.50) $    (2.57)

    Option valuation models use highly subjective assumptions to determine fair value of traded options with no vesting or trading restrictions. Because options granted by e4L have vesting requirements and cannot be traded, and because changes in the assumptions can materially affect the estimate of fair value, in management's opinion, the existing valuation models do not necessarily provide a reliable measure of the fair value of employee stock options.

    For purposes of determining the pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for each year presented: dividend yield of 0%; and expected lives of 5 years. Expected volatility of 104.5%, 50.0% and 51.8%, and risk-free interest rates of 6.5%, 6.4% and 6.1% have been used in each of the years ended March 31, 1999, 1998 and 1997 respectively. In accordance with the transition provisions of SFAS No. 123, the pro forma disclosures presented above apply only to option grants and stock awards dated on or after April 1, 1995. Therefore, because option grants and awards generally vest over several years and additional awards are expected to be made in the future, the pro forma results of operations should not be considered representative of the effects on reported results of operations for future years.

    A maximum of 8,865,000 shares of common stock may be issued upon exercise of incentive or nonincentive stock options, special options, or stock appreciation rights granted as of March 31, 1999. All employees of e4L, as well as directors, officers, and third parties providing services to e4L are eligible to participate in e4L's stock option plan.

    During the year ended March 31, 1997, e4L recognized $491,000 in compensation expense related to the issuance of 30,000 shares of common stock to non-employee directors under its Director Stock Grant Plan. The Director Stock Grant Plan was terminated as of March 31, 1997. The shares were valued at closing price of e4L's common stock at the date of grant.

    As an inducement to the execution of employment agreements with various officers of e4L who entered into employment agreements after August 31, 1991, as well as certain other agreements during the year ended March 31, 1998, the Board of Directors authorized the grant of options to purchase up to 2,686,750 shares of common stock at exercise prices equal to at least the market price at the time of grant with the exception of 700,000 stock options granted to a former Chief Executive Officer and 50,000 stock

                                   E4L, INC.

                                 MARCH 31, 1999

7. STOCK OPTIONS (CONTINUED)
options granted to two other former executive officers. These 750,000 stock options contained a provision that upon the occurrence of certain triggering events (such as a sale or merger of e4L, or significant investment), the executives could have realized a reduction of up to an aggregate of approximately $3.0 million in the exercise price of their options. This $3.0 million charge was amortized from November 13, 1997, the date of the agreement in principal with the former Chief Executive Officer and other former executive officers, through June 30, 1998. Results of operations for the year ended March 31, 1998 includes $1.9 million in non-cash compensation expense in connection with these stock option grants. The compensation expense charge, which was originally included in unusual charges in the consolidated statement of operations as of March 31, 1998, was reversed as part of unusual charges during the year ended March 31, 1999 as no triggering event occurred as of the June 30, 1998 expiration date. During the year ended March 31, 1999, 1,067,500 options were granted principally to employees at prices equal to or above the market price at the dates of grant. The 212,500 stock options granted to TMC resulted in compensation expense of $249,000 which has been included in unusual charges.

    Stock options granted generally vest over a period ranging from the date of grant up to a maximum of four years. Options may be exercised up to a maximum of 10 years from date of grant. The weighted-average remaining contractual life of all outstanding options at March 31, 1999 is 6 years.

    During the year ended March 31, 1997, 1,129,000 stock options originally issued to Company employees at an exercise price of $16.375 were canceled and 564,500 stock options with an exercise price of $8.325 were issued. During the year ended March 31, 1998, 716,500 stock options originally issued to Company employees, officers and directors were cancelled and 358,250 stock options with exercise prices ranging from $7.00 to $8.325 were issued.

    A summary of e4L's stock option activity and related information is as follows:

                                                                                     MARCH 31
                                                    ---------------------------------------------------------------------------
                                                             1999                      1998                      1997
                                                    -----------------------  ------------------------  ------------------------

                                                                 WEIGHTED                  WEIGHTED                  WEIGHTED
                                                                  AVERAGE                   AVERAGE                   AVERAGE
                                                                 EXERCISE                  EXERCISE                  EXERCISE
                                                     OPTIONS       PRICE       OPTIONS       PRICE       OPTIONS       PRICE
                                                    ----------  -----------  -----------  -----------  -----------  -----------
Outstanding at beginning of year..................   4,471,862   $    8.10     3,084,504   $   13.11     1,922,322   $    6.90
  Granted.........................................   1,067,500   $    3.90     2,686,250   $    5.29     3,921,250   $   15.18
  Exercised.......................................    (982,697)  $    3.77       (33,333)  $    4.70    (1,215,099)  $    5.78
  Cancelled.......................................    (717,404)  $   12.28    (1,265,559)  $   13.92    (1,543,979)  $   16.40
                                                    ----------  -----------  -----------  -----------  -----------  -----------
Outstanding at end of year........................   3,839,261   $    6.67     4,471,862   $    8.10     3,084,504   $   13.11
                                                    ----------  -----------  -----------  -----------  -----------  -----------
                                                    ----------  -----------  -----------  -----------  -----------  -----------

                                                                                      MARCH 31
                                                      -------------------------------------------------------------------------
                                                               1999                     1998                     1997
                                                      -----------------------  -----------------------  -----------------------

                                                                   WEIGHTED                 WEIGHTED                 WEIGHTED
                                                                    AVERAGE                  AVERAGE                  AVERAGE
                                                                   EXERCISE                 EXERCISE                 EXERCISE
                                                       OPTIONS       PRICE      OPTIONS       PRICE      OPTIONS       PRICE
                                                      ----------  -----------  ----------  -----------  ----------  -----------
Exercisable at end of year..........................   3,105,011   $    7.12    2,612,279   $    7.74    1,213,591   $   12.19
Nonexercisable at end of year.......................     734,250   $    4.80    1,859,583   $    8.61    1,870,913   $   13.70
Shares available for future grant...................   1,032,431                  560,932                1,068,430

                                   E4L, INC.

                                 MARCH 31, 1999

7. STOCK OPTIONS (CONTINUED)
    2,992,999 stock options have exercise prices ranging from $1.32 to $7.25 with a weighted average price of $4.62, and 846,262 stock options have exercise prices ranging from $8.25 to $20.00 with a weighted average price of $13.92. The weighted average fair value of stock options granted during the years ended March 31, 1999, 1998 and 1997 was $3.44, $2.58 and $7.59, respectively.

8. EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                                       YEAR ENDED MARCH 31,
                                                                                ----------------------------------
                                                                                   1999        1998        1997
                                                                                ----------  ----------  ----------
Net loss......................................................................  $  (43,598) $  (56,769) $  (45,691)
Effective of beneficial conversion features and accrued dividends on
  convertible preferred stock.................................................      (2,262)       (643)         --
                                                                                ----------  ----------  ----------
Adjusted net loss for basic and diluted earnings per share....................  $  (45,860) $  (57,412) $  (45,691)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Weighted average shares outstanding...........................................      27,054      24,904      21,905
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Basic and diluted earnings per share..........................................  $    (1.70) $    (2.31) $    (2.09)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

    Convertible preferred stock convertible into 30,756,658, 4,112,830 and 950,000 shares of common stock, and stock options and warrants to purchase common stock exercisable into 16,760,637, 11,565,000 and 8,592,000 shares of common stock for the years ended March 31, 1999, 1998 and 1997, respectively, were not included in the computation of diluted earnings per share because the losses incurred by e4L in each of those years would cause such instruments to therefore be antidilutive.

9. INCOME TAXES

    The components of income tax expense are as follows (in thousands):

                                                                            YEAR ENDED MARCH 31
                                                                      -------------------------------
                                                                        1999       1998       1997
                                                                      ---------  ---------  ---------
Current:
  Federal...........................................................  $      --  $      --  $      --
  State.............................................................         50         --         --
  Foreign...........................................................        390        700      1,897
                                                                      ---------  ---------  ---------
                                                                            440        700      1,897
Deferred:
  Federal...........................................................         --         --      1,201
  State.............................................................         --         --
  Foreign...........................................................         --         --     (1,201)
                                                                      ---------  ---------  ---------
                                                                             --         --         --
                                                                      ---------  ---------  ---------
  Total.............................................................  $     440  $     700  $   1,897
                                                                      ---------  ---------  ---------
                                                                      ---------  ---------  ---------

                                   E4L, INC.

                                 MARCH 31, 1999

9. INCOME TAXES (CONTINUED)
    Loss before income taxes was taxed under the following jurisdictions (in thousands):

                                                               1999        1998        1997
                                                            ----------  ----------  ----------
United States.............................................  $  (27,355) $  (37,682) $  (44,794)
Foreign...................................................     (15,803)    (18,387)      1,000
                                                            ----------  ----------  ----------
Total.....................................................  $  (43,158) $  (56,069) $  (43,794)
                                                            ----------  ----------  ----------
                                                            ----------  ----------  ----------

    Significant components of e4L's deferred tax assets and liabilities are as follows (in thousands):

                                                                               MARCH 31,
                                                                         ---------------------
                                                                           1999        1998
                                                                         ---------  ----------
Deferred tax assets:
  Net operating loss carryforwards.....................................  $  42,840  $   31,150
  Alternative minimum tax credit carryforward..........................        835         835
  Accrued vacation and severance pay...................................        150         542
  Inventory and accounts receivable reserves...........................      6,411       5,240
  Reserve for legal settlements........................................      2,000       2,043
  Restructuring accruals...............................................      2,424          --
Other..................................................................        383       1,504
                                                                         ---------  ----------
Total deferred tax assets..............................................     55,043      41,314
Valuation allowance....................................................    (52,734)    (38,118)
                                                                         ---------  ----------
Deferred tax assets, net of valuation allowance........................      2,309       3,196
                                                                         ---------  ----------
Deferred tax liabilities:
  Prepaid media and other costs........................................        614         361
  Tax over book depreciation...........................................      1,163       1,043
  Deferred production costs............................................         --         703
  Deferred sales.......................................................        532       1,089
                                                                         ---------  ----------
Total deferred tax liabilities.........................................      2,309       3,196
                                                                         ---------  ----------
Net deferred tax asset.................................................  $      --  $       --
                                                                         ---------  ----------
                                                                         ---------  ----------

    The increase in the valuation allowance is attributable to the increase in United States and foreign net operating loss carryforwards and other deferred tax assets from March 31, 1998 to March 31, 1999.

                                   E4L, INC.

                                 MARCH 31, 1999

9. INCOME TAXES (CONTINUED)
    A reconciliation of e4L's provision for income taxes to the provision for income taxes at the United States federal statutory rate of 35% is as follows (in thousands):

                                                                   YEAR ENDED MARCH 31
                                                            ----------------------------------
                                                               1999        1998        1997
                                                            ----------  ----------  ----------
Tax benefit at statutory rate.............................  $  (15,105) $  (19,624) $  (15,328)
Tax effect of net operating loss not benefited............      10,046      14,394      14,449
Foreign income taxes in excess of U.S. Federal statutory
  rate....................................................         390         700          97
State and local income taxes..............................          50          --          --
Nondeductible items, principally goodwill.................       5,059       5,230       2,679
Other.....................................................          --          --          --
                                                            ----------  ----------  ----------
Income tax expense........................................  $      440  $      700  $    1,897
                                                            ----------  ----------  ----------
                                                            ----------  ----------  ----------

    At March 31, 1999, e4L has the following loss and credit carryforwards for tax purposes (in thousands):

                                                                        AMOUNT     EXPIRATION
                                                                       ---------  ------------
U.S. net operating loss..............................................  $  68,000  2009-2019
Foreign net operating loss...........................................     16,700  Unlimited
Alternative minimum tax credit.......................................        835  Unlimited

    A portion of the United States net operating loss carryforward is attributable to the exercise of employee stock options. If that portion of the loss carryforward attributable to the exercise of stock options is realized, the resulting tax benefit will be recorded in shareholders' equity. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to the entire United States net operating loss carryforward, because utilization of net operating loss carryforwards cannot be reasonably assumed. Such net operating loss carryforwards may be subject to limitation as a result of changes in the ownership of e4L.

                                   E4L, INC.

                                 MARCH 31, 1999

10. UNUSUAL CHARGES

    In connection with the Transaction as more fully described in Note 6, e4L adopted revised business strategies that reflect a significant change in e4L's business model under the direction of its new management team and board of directors. As a result, e4L has undertaken specific actions to reduce its overall cost structure and transition its business model from a television direct marketing company to an electronic commerce and membership services company. Certain of these actions resulted in pre-tax unusual charges during the year ended March 31, 1999 of $20.2 million, including $12.5 million of restructuring charges.

    The restructuring charges are primarily attributable to the following:

       CLOSURE OF PHILADELPHIA, PENNSYLVANIA HEADQUARTERS. e4L made a decision to close its former corporate headquarters in Philadelphia, Pennsylvania and relocate its headquarters to its offices in Los Angeles, California. Included in restructuring charges are $3.8 million of costs associated with the termination of employees, loss on the subleasing of the existing office lease and other commitments, and the write-down of assets that are no longer in use. Such assets were sold or abandoned during the first quarter of fiscal year 2000. A total of 17 employees were terminated as part of e4L's plans to close its corporate offices. Of the 17 employees affected, 16 have been paid and/or left e4L as of March 31, 1999, and one (who was notified of his termination during the year ended March 31, 1999) will receive his severance package and leave e4L during fiscal year 2000.

       CONSOLIDATION OF NEW ZEALAND AND FAR EAST BUSINESS OFFICES, AND CLOSURE OF AUSTRALIAN RETAIL STORES. e4L made a decision to reduce the size of its New Zealand work force, by consolidating its previously separate New Zealand and Far East business offices within one location, and shutting down unprofitable Australian retail stores. The related restructuring charges of $0.7 million are primarily comprised of costs associated with the termination of employees, cancellation of leases and other commitments, and the write-down of assets no longer in use. Such assets had been sold or abandoned as of March 31, 1999. A total of 46 employees were terminated as part of e4L's plans to consolidate the two offices and close certain retail stores. Of the 46 employees effected, 32 have been paid and/or left e4L as of March 31, 1999, and 14 (who were notified of their terminations during the year ended March 31, 1999) shall receive his/her severance packages and leave e4L during the first quarter of fiscal year 2000.

       OUTSOURCING OF CERTAIN OPERATIONS IN THE UNITED STATES. e4L is in the process of outsourcing various aspects of its Phoenix, Arizona fulfillment center, customer service operations, and media agency business. As a result, during the third quarter of the year ended March 31, 1999, e4L disposed of its media agency subsidiary and is in the process of transitioning its fulfillment and customer service functions to third parties. The costs expensed as of March 31, 1999 of $3.4 million include costs primarily associated with the termination of employees, cancellation of leases and other commitments, and the write-down of certain assets to fair market value. This transition is expected to be completed by the end of the third quarter of the year ended March 31, 2000.

       CLOSURE OF CERTAIN ASIAN AND EASTERN EUROPEAN MARKETS. Due to the economic downtown in Asia and Eastern Europe, the forecasted sales and opportunities in these regions have decreased significantly from e4L's original plans. Accordingly, e4L made a decision to exit certain Asian and Eastern European markets and/or transfer such markets to third party licensee arrangements.

                                   E4L, INC.

                                 MARCH 31, 1999

10. UNUSUAL CHARGES (CONTINUED)
       The costs included in the restructuring charges of $2.0 million are costs incurred in connection with the termination of 12 employees, all of which terminations were completed and paid as of March 31, 1999, the write down of certain assets and certain associated legal costs.

       WRITE-DOWN OF PREPAID PRODUCTION. Also included in the restructuring charge is $2.6 million of costs related to the write-down of certain prepaid costs attributable to the production of direct response television programming. e4L made a fundamental change in its strategy involving the use of its programs. In connection with its revised business model, new electronic commerce platform and other initiatives, e4L has begun utilizing its programs not only for the sale of underlying products, but has begun leveraging its programs and television media to drive memberships in its membership shopping club, Everything4Less, to exploit a retail market and continuity programs for its products, and to create list rental opportunities with respect to its customer base.

    Other unusual charges consist of the following:

       SHOPPING CLUB START-UP COSTS. $1.2 million of start-up costs associated with the development and production of commercials related to e4L's Everything4Less membership shopping club.

       EUTELSTAT SATELLITE CONTRACT. e4L entered into a long-term commitment to lease a transponder on the Eutelstat satellite for the life of the satellite. The satellite launched in April 1998, and e4L has an estimated commitment of 10 to 12 years. e4L has determined that the satellite contract is unfavorable, as it has estimated that it will be unable to recover certain costs relating to its lease. Accordingly, e4L has included in unusual charges $5.3 million relating to its inability to recover a portion of costs attributable to the Eutelstat Satellite lease.

       CHANGE OF CONTROL PAYMENTS. As part of the Transaction, e4L recorded severance charges of $1.8 million associated with the waiver of the change of control provisions contained in the employment agreements of three former executive officers.

       CONSULTING FEES. In connection with the Transaction, e4L recorded a non-cash charge of $0.2 million in connection with a five year option to purchase up to 212,500 shares of e4L common stock at an exercise price of $1.32 per share that were granted to TMC. In addition, e4L recorded $.4 million related to the termination of a foreign media consulting agreement.

       WRITE-OFF OF MERGER COSTS. In June 1998, e4L wrote off capitalized costs of $0.7 million related to the termination of e4L's intended merger with ValueVision International, Inc. ("ValueVision").

       NON-CASH EXECUTIVE COMPENSATION. e4L had previously recorded compensation expense of $1.9 million in connection with 750,000 stock options issued to e4L's former chief executive officer and two other former executive officers during fiscal year 1998. The stock options contained provisions that, upon the occurrence of certain triggering events prior to June 30, 1998, the exercise price of the stock options would be reduced. The previously recorded expense was reversed in the first quarter of the year ended March 31, 1999 as no triggering events occurred as of the June 30, 1998 expiration date.

                                   E4L, INC.

                                 MARCH 31, 1999

11. GAIN ON SALE OF SECURITIES

    In January 1999, e4L sold its investment in the common stock of Earthlink Networks, Inc., ("Earthlink") which had a cost of $488,000, for net proceeds of $7.0 million, resulting in a gain of $6.5 million. The Earthlink stock was acquired in December 1998 through the exercise of warrants to purchase the stock.

12. COMMITMENTS AND CONTINGENCIES

    e4L rents warehouses, retail stores and office space under various operating leases which expire through December 2013. Future minimum lease payments (exclusive of real estate taxes and other operating expenditures) as of March 31, 1999 under noncancelable operating leases with initial or remaining terms of one year or more are as follows as of each of the years ended March 31 (in thousands):

2000...............................................................  $   5,166
2001...............................................................      4,786
2002...............................................................      3,898
2003...............................................................      2,730
2004...............................................................      2,212
Thereafter.........................................................     14,585
                                                                     ---------
                                                                     $  33,377
                                                                     ---------
                                                                     ---------

    Rent expense under various operating leases aggregated $4,175,000, $4,833,000 and $4,233,000 during the years ended March 31, 1999, 1998 and 1997, respectively. Subleased building space rental income aggregated $369,500, $136,800 and $106,300 during the years ended March 31, 1999, 1998 and 1997, respectively.

    In May 1999, e4L entered into two subleases related to its former Philadelphia office which will generate rental income of $130,500, $315,100, $330,500, $350,200 and $362,500 during each of the years ended March 31, 2000 to 2004 and $1,435,100 thereafter.

    In August 1998, the Company entered into a two year service agreement with Broadcast.com in which Broadcast.com will host, digitize, stream and transmit direct response television and radio programs for e4L. The total payments due under this agreement are $2,000,000 of which $375,000 has been paid as of March 31, 1999, with the remainder due in equal monthly payments of $83,333.

    e4L has entered into employment agreements with certain of its executive officers providing for base compensation, automobile allowance and other incentives. Commitments under these agreements for base compensation and automobile allowance are $1.2 million, $1.2 million and $.6 million in each of the years ending March 31, 2000, 2001 and 2002, respectively. Each employment agreement also provides for annual bonuses and stock option grants at the discretion of e4L's board of directors.

    During the year ended March 31, 1999, e4L expended $113.5 million on media purchases, a portion of which were made under long-term agreements. In addition, e4L has long-term agreements with certain Pan-European satellite channels to purchase a specific number of television hours per week at a minimum guaranteed amount. These contracts expire at various dates over the next 4 years. In addition, e4L has a contract to lease a transponder which continues through the year 2010. Total commitments under these

                                   E4L, INC.

                                 MARCH 31, 1999

12. COMMITMENTS AND CONTINGENCIES (CONTINUED) media contracts are: $4,830,000 during the year ended March 31, 2000, $4,443,000 in each of the years ending March 31, 2001, 2002, 2003 and 2004; and $24,963,000 thereafter.

    e4L has entered into an agreement with a former investment banker pursuant to which e4L has guaranteed the market price of its common stock underlying certain warrants to purchase common stock issued to the investment banker, subject to certain limitations. In the event the market price of its common stock is below the guaranteed price, e4L has guaranteed minimum proceeds to the investment banker from the sale of the common stock upon exercise of the warrants, through November 14, 2000, of approximately $1.3 million, which deficiency, if any, e4L is required to pay in cash.

13. LITIGATION AND REGULATORY MATTERS

E4L LITIGATION

    In March, 1999, Intervention, Inc., a California non-profit corporation ("Intervention"), filed a complaint for false advertising against e4L in the Superior Court for Contra Costa County, alleging that e4L overstated the effectiveness of one of its home exercise products in its direct response television program. e4L is vigorously contesting the action. At this time, e4L cannot predict the outcome of this matter; however, even if Intervention were to succeed on all of its claims, e4L does not believe that such results would have a material adverse impact on e4L's results of operations or financial condition.

    In February 1999, e4L filed a complaint against The Media Group, Inc. ("TMG"), a direct marketing company located in Stamford, Connecticut, for trademark infringement declaratory relief, breach of written contract, breach of oral contract, and other causes of action in the United States District Court for the Central District of California. e4L's complaint alleges, among other things, that TMG failed to pay to e4L its share of profits under a distribution agreement, infringed upon e4L's trademarks and intellectual property, and failed to pay for media airtime purchased on TMG's behalf. Shortly thereafter, TMG filed a separate complaint in the Pennsylvania Court of Common Pleas for the County of Philadelphia claiming that e4L allegedly breached a purported oral agreement to provide TMG with a right of first refusal to market all of e4L's products with a retail sale price of less than $99.00. TMG's state court action was removed to the United States District Court for the Eastern District of Pennsylvania. A written order is still pending. e4L is vigorously prosecuting its claims against TMG and contesting TMG's claims in both actions. At this time, e4L cannot predict the outcome of this matter; however, even if TMG were to succeed on all of its claims, e4L does not believe that such results would have a material adverse impact on e4L's results of operations or financial condition.

    In March 1997, WWOR-TV filed a complaint for a breach of contract in the United States District Court for New Jersey against one of e4L's subsidiaries alleging, among other things, that the subsidiary wrongfully terminated a contract for the purchase of media time, seeking in excess of $1,000,000 in compensatory damages. e4L has settled the matter.

REGULATORY MATTERS

    During the year ended March 31, 1997, in accordance with applicable regulation, e4L notified the Consumer Products Safety Commission ("CPSC") of breakages that were occurring in its Fitness Strider product. e4L also notified the CPSC of its replacement of certain parts of the product with upgraded components. The CPSC reviewed e4L's test results in order to assess the adequacy of e4L's upgraded

                                   E4L, INC.

                                 MARCH 31, 1999

REGULATORY MATTERS (CONTINUED)

components. The CPSC also undertook its own testing of the product and, in November 1997, informed e4L that the CPSC compliance staff had made a preliminary determination that the Fitness Strider product and upgraded components present a substantial product hazard, as defined under applicable law. e4L and the CPSC staff are discussing voluntary action to address the CPSC's concerns, including replacement of the affected components. At present, management of e4L does not anticipate that any action agreed upon, or action required by the CPSC, will have a material adverse impact on e4L's financial condition or results of operations. e4L has also been contacted by Australian consumer protection regulatory authorities regarding the safety and fitness of the Fitness Strider product and an exercise rider product marketed only in Australia and New Zealand. At the present time, management cannot predict whether the outcome of these matters regarding the Fitness Strider will have a material adverse impact upon e4L's financial condition or results of operations. In August 1998, e4L received a notice from the New York Stock Exchange ("NYSE") that e4L did not meet the NYSE's standards for continued listing criteria. The NYSE also requested that e4L provide information regarding any actions taken or proposed by e4L to restore e4L to compliance with the NYSE standards. e4L has responded to the NYSE notification, and in November 1998, e4L received written notice from the NYSE that, while the NYSE intends to monitor e4L's compliance with the NYSE listing standards, no action will be taken with respect to such matter at this time.

    In June 1996, e4L received a request from the Federal Trade Commission ("FTC") for additional information regarding one of e4L's direct response television programs in order to determine whether e4L was operating in compliance with its consent orders. The FTC later advised e4L that it believed e4L had violated one of the consent orders by allegedly failing to substantiate certain claims made in one of its infomercials which it no longer airs in the United States. e4L, has entered into a settlement agreement with the FTC staff resolving all of the FTC staff's concerns. e4L does not believe that the final resolution of this matter will have a material adverse effect on e4L's results of operations or financial conditions.

OTHER MATTERS

    e4L, in the normal course of business, is a party to litigation relating to trademark and copyright infringement, product liability, contract-related disputes, and other matters. It is e4L's policy to vigorously defend all such claims and enforce its rights in these matters. e4L does not believe any of these matters either individually or in the aggregate, will have a material adverse effect on e4L's results of operations or financial condition.

14. RETIREMENT PLAN

    All of e4L's U.S. full-time employees may participate in a 401(k) defined contribution plan. e4L matches employee contributions at levels that depend on the return on equity of e4L each year. e4L recognized expense of $17,000, $13,000 and $22,000 for the years ended March 31, 1999, 1998 and 1997, respectively, in connection with this plan.

15. RELATED PARTY TRANSACTIONS

    e4L leases an office building and retail store in New Zealand owned by a former officer of e4L which expires on March 31, 2006. Rental expense is $17,300 per month.

                                   E4L, INC.

                                 MARCH 31, 1999

15. RELATED PARTY TRANSACTIONS (CONTINUED)

    Included in accounts receivable at March 31, 1999 and 1998 is approximately $96,000 and $478,000 in notes receivable and advances to certain officers of e4L, respectively. The notes including accrued interest were due from two officers of e4L and ranged in amount from $172,000 to $39,000, respectively. The notes bore interest at a rate of 8% per annum with payment terms ranging from due on demand to December 1998. These notes were repaid during the year ended March 31, 1999. In March 1998, e4L entered into an employment agreement with its president which included the forgiveness of a loan, including accrued interest, in an amount of $190,000 and the issuance of a new $545,000 loan. The new loan was funded in April 1998, bears interest at the prime rate plus 1 1/2% and is repayable on May 30, 2000. As this loan is collateralized by shares of e4L company stock it is included in the equity section as a reduction of shareholder's equity. Interest of $55,000 is currently past due on this loan.

    e4L also entered into transactions with companies affiliated with various board members and current and former executives for services including printing, consulting, show production and professional services. During the years ended March 31, 1999, 1998 and 1997, the total amount paid to these companies for such services was approximately $1,500,000, $501,000 and $1,187,000, respectively.

    In accordance with provisions of e4L's stock option plan, during the year ended March 31, 1997, an officer of e4L delivered 25,220 shares of e4L's common stock with a fair market value of $473,000 to e4L in satisfaction of an outstanding note receivable.

16. SEGMENT AND GEOGRAPHIC INFORMATION

    e4L operates in one industry segment and is engaged in the direct marketing of products principally through television. e4L evaluates performance and allocates resources based on several factors, of which the primary financial measure is EBITDA, or earnings before interest, taxes, depreciation and amortization. e4L excludes unusual charges and gain on sale of investments from EBITDA. Accounting policies of the business segments are the same as those described in the summary of significant accounting policies in Note 1. Business segment assets are the owned assets used in each geographic area. The production and corporate components of EBITDA include the costs incurred to produce shows, develop product and general and administrative expenses. Production and corporate assets primarily consist of corporate cash, fixed assets and goodwill.

    Segment information for fiscal years 1998 and 1997 has been restated to conform to the current year presentation. The major difference is the change in the measure of segment profit (loss) to EBITDA as compared to operating income
(loss) presented in prior years. In addition, the current year presentation does not reflect an allocation of production or corporate costs to the geographic segments, which is

                                   E4L, INC.

                                 MARCH 31, 1999

16. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED) consistent with management's review of its financial performance. Information with respect to to e4L's operations by geographic area, is set forth below (in thousands):

                                                              1999        1998        1997
                                                           ----------  ----------  ----------
Net revenue:
  United States and Canada...............................  $  197,244  $  123,087  $  184,733
  Europe.................................................      65,194      66,423      58,977
  Asia...................................................      34,670      42,389      71,417
  South Pacific..........................................      29,024      43,937      39,661
  Other..................................................       1,419       2,136          --
  Production and corporate...............................         299         502       3,391
                                                           ----------  ----------  ----------
Total....................................................  $  327,850  $  278,474  $  358,179
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
EBITDA:
  United States and Canada...............................  $    7,882  $   (1,351) $  (21,301)
  Europe.................................................       4,583      (5,534)     (2,950)
  Asia...................................................         857      (1,722)     13,575
  South Pacific..........................................        (817)      1,758       8,314
  Other..................................................        (442)       (281)         --
  Production and corporate...............................     (25,093)    (21,988)    (27,424)
                                                           ----------  ----------  ----------
Total....................................................  $  (13,030) $  (29,118) $  (29,786)
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Depreciation and amortization:
  United States and Canada...............................  $    3,735  $    3,474  $    2,980
  Europe.................................................         284         411         364
  Asia...................................................          73          97         101
  South Pacific..........................................       1,457       1,654       1,096
  Other..................................................           5           6          --
  Production and corporate...............................       1,240       1,431       1,033
                                                           ----------  ----------  ----------
Total....................................................  $    6,794  $    7,073  $    5,574
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

                                   E4L, INC.

                                 MARCH 31, 1999

                                                              1999        1998        1997
                                                           ----------  ----------  ----------
Unusual charges:
  United States and Canada...............................  $    3,400  $       --  $       --
  Europe.................................................       7,124          --          --
  Asia...................................................       1,945          --          --
  South Pacific..........................................         710          --          --
  Other..................................................          --          --          --
  Production and corporate...............................       7,059       1,875       2,500
                                                           ----------  ----------  ----------
Total....................................................  $   20,238  $    1,875  $    2,500
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Extraordinary items:
  United States and Canada...............................  $       --  $       --  $       --
  Europe.................................................          --          --          --
  Asia...................................................          --          --          --
  South Pacific..........................................          --          --          --
  Other..................................................          --          --          --
  Production and corporate...............................      (4,876)         --          --
                                                           ----------  ----------  ----------
Total....................................................  $   (4,876) $       --  $       --
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Identifiable assets:
  United States and Canada...............................  $   45,357  $   41,304  $   59,546
  Europe.................................................      11,654      21,944      25,951
  Asia...................................................       8,466      14,462      18,843
  South Pacific..........................................      21,851      31,872      38,566
  Other..................................................         261       1,024          --
  Production and corporate...............................      11,212      24,615      17,955
                                                           ----------  ----------  ----------
Total....................................................  $   98,801  $  135,221  $  160,861
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

    The reconciliation of EBITDA to loss before income taxes and extraordinary items is set forth below (in thousands):

                                                               1999        1998        1997
                                                            ----------  ----------  ----------
EBITDA....................................................  $  (13,030) $  (29,118) $  (29,786)
Less:
  Depreciation and amortization...........................       6,794       7,073       5,574
  Write-off of impaired goodwill..........................      11,300      14,546       4,392
  Unusual charges.........................................      20,238       1,875       2,500
  Gain on sale of investment..............................      (6,544)         --          --
  Interest expense........................................       3,216       3,457       1,542
                                                            ----------  ----------  ----------
  Loss before income taxes and extraordinary item.........  $  (48,034) $  (56,069) $  (43,794)
                                                            ----------  ----------  ----------
                                                            ----------  ----------  ----------

17. SUBSEQUENT EVENTS

    On June 7, 1999, e4L consummated an agreement with BuyItNow, Inc. ("BuyItNow") pursuant to which e4L and BuyItNow have formed a new global electronic commerce entity. BuyItNow.com LLC ("BuyItNow LLC"). BuyItNow LLC was formed through the contribution by BuyItNow of substantially all

                                   E4L, INC.

                                 MARCH 31, 1999

17. SUBSEQUENT EVENTS (CONTINUED)
of its assets and liabilities, and the contribution by e4L of, among other things, e4L's (i) on-line business of "As Seen on TV" products, and (ii) promotion of the new entity within e4L programs. Concurrent with the consummation of this agreement, e4L issued 500,000 warrants to purchase e4L common stock to BuyItNow. Concurrent with the closing Clear Channel Communications, Inc. acquired a 4.5% equity interest in BuyItNow LLC in exchange for a commitment to provide $12.5 million of radio broadcast media. On June 25, 1999, Xoom.com, Inc. and Snap.com, Inc. collectively acquired a 5.4% equity interest in BuyItNow LLC in exchange for a commitment to provide $15.0 million of Internet media. In exchange for its contribution to BuyItNow, LLC, e4L currently owns 48.7% equity of BuyItNow, LLC.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                   e4L, Inc.
Date: June 28, 1999                           By:                  /s/ STEPHEN C. LEHMAN
                                                         ----------------------------------------
                                                                     Stephen C. Lehman
                                                          CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF
                                                             THE BOARD OF DIRECTORS (PRINCIPAL
                                                                    EXECUTIVE OFFICER)

Date: June 28, 1999                           By:                 /s/ DANIEL M. YUKELSON
                                                         ----------------------------------------
                                                                    Daniel M. Yukelson
                                                            EXECUTIVE VICE PRESIDENT / FINANCE
                                                             AND CHIEF FINANCIAL OFFICER, AND
                                                            SECRETARY (PRINCIPAL ACCOUNTING AND
                                                                    FINANCIAL OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates so indicated.

/s/ STEPHEN C. LEHMAN                   Chief Executive Officer and Chairman    June 28,
-------------------------------------   of the Board of Directors (Principal    1999
Stephen C. Lehman                       Executive Officer)

/s/ ERIC R. WEISS                       Chief Operating Officer and Vice        June 28,
-------------------------------------   Chairman of the Board of Directors      1999
Eric R. Weiss

/s/ ROBERT W. CRAWFORD                  Director                                June 28,
-------------------------------------                                           1999
Robert W. Crawford

/s/ STUART D. BUCHALTER                 Chairman of the Board and Director      June 28,
-------------------------------------                                           1999
Stuart D. Buchalter

/s/ JOHN W. KIRBY                       President and Director                  June 28,
-------------------------------------                                           1999
John W. Kirby

/s/ DAVID E. SALZMAN                    Director                                June 28,
-------------------------------------                                           1999
David E. Salzman

/s/ ANDREW M. SCHUON                    Director                                June 28,
-------------------------------------                                           1999
Andrew M. Schuon

                                  SCHEDULE II

                                   E4L, INC.
                                AND SUBSIDIARIES

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                             (DOLLARS IN THOUSANDS)

                                                             ADDITIONS
                                --------------------------------------------------------------------
                                 BALANCE AT    CHARGED TO                                 BALANCE AT
                                BEGINNING OF   COSTS AND      CHARGED TO                    END OF
DESCRIPTION                        PERIOD       EXPENSES    OTHER ACCOUNTS   DEDUCTIONS     PERIOD
------------------------------  ------------   ----------   --------------   ----------   ----------
YEAR ENDED MARCH 31, 1999:
Allowance for doubtful
  accounts and refunds........    $13,310        71,446             --         72,697(1)   $12,059
Inventory reserve.............    $ 6,519         8,275             --          9,881      $ 4,913
YEAR ENDED MARCH 31, 1998
Allowance for doubtful
  accounts and refunds........    $11,678       $54,064         $   --        $52,432(1)   $13,310
Inventory reserve.............    $11,739       $ 6,535         $   --        $11,755(2)   $ 6,519
YEAR ENDED MARCH 31, 1997:
Allowance for doubtful
  accounts and refunds........    $ 7,216       $47,007         $1,877(3)     $44,422(1)   $11,678
Inventory reserve                 $ 1,558       $ 8,743         $1,828(3)     $   390(2)   $11,739

------------------------

(1) Uncollectible accounts written off, net of recoveries and refunds on products sold.

(2) Obsolete inventory written off.

(3) Acquired through acquisitions.