Form 10-Q
period 1999-06-30
E4L INC
filed 1999-08-16
CIK 70412

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 1999

                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to               .


                          Commission file number 1-6715

    ------------------------------------------------------------------------

                                    e4L, Inc.
    ------------------------------------------------------------------------

             (Exact Name of Registrant as Specified in Its Charter)
    ------------------------------------------------------------------------


                  Delaware                                  13-2658741
    -----------------------------------------   ----------------------------
  (State or Jurisdiction of Incorporation or             (I.R.S. Employer
                Organization)                           Identification No.)


                       15821 Ventura Boulevard, 5th Floor
                          Los Angeles, California 91436
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


Yes   /X/            No     / /


There were 32,659,688 issued and outstanding shares of the registrant's common stock, par value $.01 per share, at July 31, 1999, net of 866,544 shares of common stock held in treasury as of such date.

                                    e4L, INC.
                                    ---------
                                      INDEX
                                      -----

                                                                                                               Page
                                                                                                               ----
Facing Sheet ....................................................................................................1

Index............................................................................................................2

Part I.  Financial Information

         Item 1.  Financial Statements (Unaudited)
                  Condensed Consolidated Balance Sheets at June 30, 1999 and March 31, 1999......................3

                  Condensed Consolidated Statements of Operations for the
                    three months ended June 30, 1999 and 1998....................................................4

                  Condensed Consolidated Statements of Cash Flows for the
                    three months ended June 30, 1999 and 1998................................................... 5

                  Notes to Unaudited Condensed Consolidated Financial Statements.................................6

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations...............................................10


Part II. Other Information

         Item 1.  Legal Proceedings ............................................................................20

         Item 6.  Exhibits and Reports on Form 8-K..............................................................20

Signatures......................................................................................................21

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

                                      e4L, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share amounts)

                                                                                         JUNE 30,           MARCH 31,
                                                                                           1999               1999
                                                                                      ------------        ------------
                                       ASSETS                                          (Unaudited)        (See Note 1)
Current assets:
   Cash and cash equivalents .....................................................    $   1,873           $    7,574
   Restricted cash ...............................................................        1,537                  524
   Accounts receivable, net ......................................................       32,854               35,681
   Inventories, net ..............................................................       18,701               16,229
   Prepaid media..................................................................          429                  836
   Deferred costs ................................................................        6,399                3,329
   Prepaid expenses and other current assets .....................................        1,160                1,050
   Deferred income taxes .........................................................        2,595                2,595
                                                                                      ------------        ------------
     Total current assets ........................................................       65,548               67,818

Property and equipment, net ......................................................        7,687                8,119
Excess of cost over net assets of acquired businesses and
   other intangible assets, net ..................................................       21,380               21,737
Other assets .....................................................................        1,179                1,127
                                                                                      ------------        ------------
   Total assets ..................................................................   $   95,794          $     98,801
                                                                                      ============        ============

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..............................................................   $   16,468          $     18,174
   Accrued expenses ..............................................................       24,095                25,754
   Deferred revenue...............................................................        1,028                   511
   Income taxes payable ..........................................................          657                   476
   Deferred income taxes .........................................................        1,552                 1,552
   Current portion of long-term debt and capital lease obligations................        3,186                 8,119
                                                                                      ------------        ------------
     Total current liabilities ...................................................       46,986                54,586

Long-term debt and capital lease obligations .....................................       10,133                   135
Deferred income taxes ............................................................        1,043                 1,043
Other liabilities ................................................................        4,913                 5,290

Shareholders' equity:
     Preferred stock, $0.01 par value; authorized 10,000,000 shares; issued
     5,000 shares Series B convertible preferred stock at June 30, 1999 and
     March 31, 1999; 18,244 and 18,618 shares Series D convertible preferred stock at June 30, 1999 and March 31, 1999, respectively; and 20,000 shares
     Series E convertible preferred stock at June 30, 1999 and March 31, 1999                 1                     1
     Common stock, $0.01 par value; authorized 150,000,000 shares; issued
     33,312,361 and 32,347,284 shares, at June 30, 1999 and March 31, 1999,
     respectively................................................................           333                   323
   Additional paid-in capital ....................................................      184,641               183,540
   Retained deficit...............................................................     (135,371)             (129,489)
                                                                                      ------------        ------------
                                                                                         49,604                54,375
   Treasury stock, 866,544 and 874,044 shares, at cost at June 30, 1999 and
     March 31, 1999, respectively.................................................       (6,644)               (6,701)
   Note receivable, officer.......................................................         (545)                 (545)
   Foreign currency translation adjustment .......................................       (9,696)               (9,382)
                                                                                      ------------        ------------
     Total shareholders' equity ..................................................       32,719                37,747
                                                                                      ------------        ------------
     Total liabilities and shareholders' equity ..................................     $ 95,794          $     98,801
                                                                                      ============        ============

           See notes to condensed consolidated financial statements.

                                  e4L, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)

                   (In thousands, except per share amounts)

                                                        THREE MONTHS ENDED JUNE 30,
                                                        ---------------------------
                                                             1999          1998
                                                        ------------    -----------
Revenue:

  Products ...........................................   $ 67,105       $ 81,745

  Commission and other ...............................      1,117          1,422
                                                        ------------    -----------
 Net revenue .........................................     68,222         83,167

Operating costs and expenses:

  Media ..............................................     25,326         28,471

  Product and other direct ...........................     39,508         46,299

  Selling, general and administrative ................      7,615         10,059

  Depreciation, amortization and non-cash compensation      1,288          1,408

  Unusual charges ....................................       --           (1,199)
                                                        ------------    -----------
Total operating costs and expenses ...................     73,737         85,038
                                                        ------------    -----------
Loss from operations .................................     (5,515)        (1,871)

Interest expense .....................................        282          1,246
                                                        ------------    -----------
Loss before income taxes .............................     (5,797)        (3,117)

Income taxes .........................................         85            125
                                                        ------------    -----------
Net loss .............................................   $ (5,882)      $ (3,242)
                                                        ============    ===========
Net loss per common share - basic and diluted ........   $  (0.22)      $  (0.11)
                                                        ============    ===========
Weighted average number of common shares outstanding:
  Basic and diluted ..................................     32,003         25,424
                                                        ============    ===========

           See notes to condensed consolidated financial statements.

                                    e4L, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                 (In thousands)

                                                                            THREE MONTHS ENDED JUNE 30,
                                                                            ---------------------------
                                                                                1999           1998
                                                                            ------------    -----------
Cash flows from operating activities:

Net loss ..................................................................   $   (5,882)   $    (3,242)

Adjustments to reconcile net loss to net cash used in operating activities:

    Depreciation and amortization .........................................        1,131          1,408

    Non-cash compensation ................................................           157         (1,875)

    Changes in operating assets and liabilities, net ......................       (6,392)        (1,922)

    Other .................................................................         (882)           941
                                                                            ------------    -----------
Net cash used in operating activities .....................................      (11,868)        (4,690)



Cash flows from investing activities:

  Additions to property and equipment .....................................         (378)          (123)
                                                                            ------------    -----------
Net cash used in investing activities .....................................         (378)          (123)



Cash flows from financing activities:

  Proceeds from long-term debt ............................................       57,850          1,500

  Payments on long-term debt, notes payable and capital lease obligations .      (52,785)        (1,198)

  Exercise of stock options and warrants ..................................        1,499           --

  Loan to officer .........................................................         --             (545)
                                                                            ------------    -----------
Net cash provided by (used in) financing activities .......................        6,564           (243)


Effect of exchange rate changes on cash and cash equivalents ..............          (19)           289
                                                                            ------------    -----------
      Net decrease in cash and cash equivalents ...........................       (5,701)        (4,767)

Cash and cash equivalents, beginning of period ............................        7,574         17,915
                                                                            ------------    -----------
Cash and cash equivalents, end of period .................................. $      1,873    $    13,148
                                                                            ============    ===========

           See notes to condensed consolidated financial statements.

                                    e4L, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                  June 30, 1999

1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of e4L, Inc. and subsidiaries ("e4L") have been prepared in accordance with generally accepted accounting principles for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of e4L's management, all adjustments (consisting of normal, recurring items and accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in e4L's annual report on Form 10-K for the year ended March 31, 1999.

         The balance sheet at March 31, 1999 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required under generally accepted accounting principles for complete financial statement presentation.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 is effective for e4L in fiscal year 2001. The adoption of SFAS No. 133 is not expected to have a material impact on the financial position or results of operations of e4L.

RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the current year presentation.

2.  PER SHARE AMOUNTS

         Net loss per share has been computed in accordance with FASB's Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). In computing per share amounts, accrued dividends and the effect of beneficial conversion features on preferred stock have been added/deducted from net loss to arrive at net loss applicable to common shareholders.

         The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):


                                                          THREE MONTHS ENDED JUNE 30,
                                                          --------------------------
                                                            1999              1998
                                                          --------          --------
Net loss ..............................................   $ (5,882)         $ (3,242)
Effect of beneficial conversion features and accrued
   dividends on convertible preferred stock ...........     (1,309)            438(1)
                                                          --------          --------
Adjusted net loss basic and diluted earnings per share    $ (7,191)         $ (2,804)
                                                          ========          ========
Weighted average shares outstanding - basic and diluted     32,003            25,424
                                                          ========          ========
Basic and diluted earnings per share ..................   $  (0.22)         $  (0.11)
                                                          ========          ========

(1) Represents reversal of previously recorded accrued premium on Series C Preferred Stock of $690, net of the current premium earned on Series D Preferred Stock of $252.

     Convertible preferred stock convertible into 30,408,630 and 19,356,472 shares of common stock, and stock options and warrants to purchase common stock exercisable into 16,877,197 and 11,582,525 shares of common stock for each of the three month periods ended June 30, 1999 and 1998, respectively, were not included in the computation of diluted earnings per share because the losses incurred by e4L during each of these periods would cause such securities to be antidilutive.

3. INCOME TAXES

         e4L recorded income tax expense of $85,000 and $125,000 for the three months ended June 30, 1999 and 1998, respectively, due to tax liabilities associated with its Asian operations. Income tax benefits on United States and certain foreign losses and loss carryovers have been fully reserved until realized.

4. COMPREHENSIVE INCOME

         Comprehensive income for the three month periods ended June 30, 1999 and 1998 is as follows (in thousands):


                                                                          1999              1998
                                                                      -------------    --------------
Net loss......................................................             $(5,882)          $(3,242)
Foreign currency translation adjustments......................                (314)           (1,129)
                                                                      -------------    --------------
Total comprehensive income (loss).............................             $(6,196)          $(4,371)
                                                                      =============    ==============

5. SEGMENT AND GEOGRAPHIC INFORMATION

         e4L operates in one industry segment and is engaged in the direct marketing of consumer products principally through television. e4L evaluates performance and allocates resources based on several factors, of which the primary financial measure is EBITDA, or earnings before interest, taxes, depreciation and amortization. e4L also excludes unusual charges and non-cash compensation in computing EBITDA. Accounting policies of the business segments are the same as those described in the summary of significant accounting policies. Business segment assets are the owned assets used in each geographic area. The production and corporate components of EBITDA include the costs incurred to produce shows, develop product and general and administrative expense. EBITDA does not reflect an allocation of production or corporate costs to the geographic segments, which is consistent with management's review of its financial performance. Production and corporate assets primarily consist of cash, property and equipment, and intangible assets.

Information with respect to e4L's operations by geographic area, is set forth below (in thousands):

                                                                            THREE MONTHS ENDED JUNE 30,
                                                                       -----------------------------------
                                                                             1999                1998
                                                                       ----------------    ---------------
Net revenue:
United States and Canada...........................................    $        43,584     $        49,188
Europe.............................................................              7,272              17,103
Asia...............................................................             17,351              15,953
Other..............................................................               -                    839
Production and corporate...........................................                 15                  84
                                                                       ----------------    ---------------
Total..............................................................    $        68,222     $        83,167
                                                                       ================    ===============
EBITDA:
United States and Canada...........................................    $        (1,426)    $        3,993
Europe.............................................................                224                516
Asia...............................................................              1,798               (358)
Other..............................................................               -                    37
Production and corporate...........................................             (4,823)            (5,850)
                                                                       ----------------    ---------------
Total..............................................................    $        (4,227)    $       (1,662)
                                                                       ================    ===============

                                       7

                                                                                    JUNE 30, 1999     MARCH 31, 1999
                                                                                    -------------     --------------
Identifiable assets:
United States and Canada .......................................................... $      51,961     $      45,357
Europe ............................................................................         7,119            11,654
Asia ..............................................................................        26,183            30,317
Other .............................................................................          --                 261
Production and corporate ..........................................................        10,531            11,212
                                                                                    -------------     --------------
Total ............................................................................. $      95,794     $      98,801
                                                                                    =============     ==============

The reconciliation of EBITDA to loss before income taxes is set forth below (in thousands):

EBITDA ............................................................................ $      (4,227)    $      (1,662)
Less:
Depreciation, amortization and non-cash compensation ................................       1,288             1,408
Unusual charges .....................................................................        --              (1,199)
Interest expense ....................................................................         282             1,246
                                                                                    -------------     --------------
Loss before income taxes .......................................................... $      (5,797)    $      (3,117)
                                                                                    =============     ==============

6.   INVESTMENT IN BUYITNOW.COM, LLC

         On June 7, 1999, e4L consummated an agreement with BuyItNow, Inc. ("BuyItNow") pursuant to which e4L and BuyItNow formed a new global electronic commerce entity, BuyItNow.com LLC ("BuyItNow LLC"). BuyItNow LLC was formed through the contribution by BuyItNow of substantially all of its assets and liabilities, and the contribution by e4L of, among other things, e4L's (i.) on-line business of "As Seen on TV" products, and (ii.) a commitment to promote BuyItNow LLC within e4L programs for a three year term. Concurrent with the consummation of this agreement, e4L issued 500,000 warrants to purchase e4L common stock to BuyItNow. Concurrent with the closing, Clear Channel Communications, Inc. acquired an approximate 4.0% equity interest in BuyItNow LLC in exchange for a contribution of $12.5 million of radio broadcast media. On June 25, 1999, Xoom.com, Inc. and Snap.com, Inc. collectively acquired an approximate 5.0% equity interest in BuyItNow LLC for a contribution of $15.0 million of Internet media. In exchange for its contributions to BuyItNow LLC, and issuance of the warrants to BuyItNow, e4L currently owns an approximate 48.0% equity interest of BuyItNow LLC. The tangible assets and liabilities contributed by e4L to BuyItNow LLC were not material. No value has been attributed to the commitment to promote the new entity at this time.

7.       COMMITMENTS AND CONTINGENCIES

LITIGATION

         In March 1999, Intervention, Inc., a California non-profit corporation ("Intervention"), filed a complaint for false advertising against e4L in the Superior Court for Contra Costa County, alleging that e4L overstated the effectiveness of one of its home exercise products in one of its direct response television programs. e4L is vigorously contesting the action. At this time, e4L cannot predict the outcome of this matter; however, even if Intervention were to succeed on all of its claims, e4L does not believe that such results would have a material adverse impact on e4L's results of operations or financial condition.

         In February 1999, e4L filed a complaint against The Media Group, Inc. ("TMG"), a direct marketing company located in Stamford, Connecticut, for trademark infringement, declaratory relief, breach of written contract, breach of oral contract, and other causes of action in the United States District Court for the Central District of California. e4L's complaint alleges, among other things, that TMG failed to pay to e4L for its share of profits under a distribution agreement, infringed upon e4L's trademarks and intellectual property, and failed to pay for media airtime purchased by e4L on TMG's behalf. Shortly thereafter, TMG filed a separate complaint in the Pennsylvania Court of Common Pleas for the County of Philadelphia claiming that e4L allegedly breached a purported oral agreement to provide TMG with a right of first refusal to market e4L's products with a retail sale price of less than $99.00. TMG's state court action was removed to the United States District Court for the Eastern

District of Pennsylvania. A written order is still pending. e4L is vigorously prosecuting its claims against TMG and contesting TMG's claims in both actions. At this time, e4L cannot predict the outcome of this matter; however, even if TMG were to succeed on all of its claims, e4L does not believe that such results would have a material adverse impact on e4L's results of operations or financial condition.

REGULATORY MATTERS

         During the year ended March 31, 1997, in accordance with applicable regulation, e4L notified the Consumer Products Safety Commission ("CPSC") of breakages that were occurring with respect to its Fitness Strider product. e4L also notified the CPSC of its replacement of certain parts of the product with upgraded components. The CPSC reviewed e4L's test results in order to assess the adequacy of e4L's upgraded components. The CPSC also undertook its own testing of the product and, in November 1997, informed e4L that the CPSC compliance staff had made a preliminary determination that the Fitness Strider product and upgraded components present a substantial product hazard, as defined under applicable law. e4L and the CPSC staff are discussing voluntary action to address the CPSC's concerns, including replacement of the affected components. At present, management of e4L does not anticipate that any action agreed upon, or action required by the CPSC, will have a material adverse impact on e4L's financial condition or results of operations. e4L has also been contacted by Australian consumer protection regulatory authorities regarding the safety and fitness of the Fitness Strider product and another exercise product marketed only in Australia and New Zealand. At the present time, management cannot predict whether the outcome of these matters regarding the Fitness Strider and other exercise products will have a material adverse impact on e4L's financial condition or result of operations.

OTHER MATTERS

         e4L, in the normal course of business, is or has been a party to litigation relating to trademark and copyright infringement, product liability, contract-related disputes, and other matters. e4L has also, from time to time, received correspondence from persons purporting to be shareholders alleging various claims. It is e4L's policy to vigorously defend all such claims and enforce its rights in these matters. e4L does not believe any of these matters either individually or in the aggregate, will have a material adverse effect on e4L's results of operations or financial condition.

                       CERTAIN FORWARD-LOOKING STATEMENTS

THIS REPORT CONTAINS CERTAIN "FORWARD-LOOKING" STATEMENTS REGARDING POTENTIAL FUTURE EVENTS AND DEVELOPMENTS AFFECTING THE BUSINESS OF e4L. SUCH STATEMENTS RELATE TO, AMONG OTHER THINGS, (I.) FUTURE OPERATIONS OF e4L, INCLUDING THE IMPACT OF ANY YEAR 2000 ISSUES ENCOUNTERED BY e4L; (II.) THE DEVELOPMENT OF NEW PRODUCTS, PRODUCT SALES AND MEDIA, INCLUDING ELECTRONIC COMMERCE; (III.) COMPETITION FOR CUSTOMERS FOR e4L'S PRODUCTS AND MEMBERSHIP SERVICES; (IV.) THE UNCERTAINTY OF DEVELOPING OR OBTAINING RIGHTS TO NEW PRODUCTS THAT WILL BE ACCEPTED BY CONSUMERS; (V.) THE TIMING OF THE INTRODUCTION OF NEW PRODUCTS INTO THE MARKET; (VI.) THE LIMITED MARKET LIFE OF e4L'S PRODUCTS; AND (VII.) OTHER STATEMENTS ABOUT e4L OR THE DIRECT RESPONSE TELEVISION, MEMBERSHIP SERVICES OR ELECTRONIC COMMERCE INDUSTRIES.

FORWARD-LOOKING STATEMENTS MAY BE INDICATED BY THE WORDS "EXPECTS," "ESTIMATES," "ANTICIPATES," "INTENDS," "PREDICTS," "BELIEVES" OR OTHER SIMILAR EXPRESSIONS. FORWARD-LOOKING STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS REPORT AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF e4L AND ITS BOARD OF DIRECTORS AND OFFICERS WITH RESPECT TO NUMEROUS ASPECTS OF e4L AND ITS BUSINESS. e4L'S ABILITY TO PREDICT RESULTS OR THE EFFECT OF ANY PENDING EVENTS ON e4L'S OPERATING RESULTS IS INHERENTLY SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING THE RISKS ATTENDANT TO COMPETITION FOR PRODUCTS, CUSTOMERS AND MEDIA ACCESS; THE RISKS OF DOING BUSINESS OUTSIDE OF THE UNITED STATES; THE UNCERTAINTY OF DEVELOPING OR OBTAINING RIGHTS TO NEW PRODUCTS THAT WILL BE ACCEPTED BY THE MARKET; THE LIMITED MARKET LIFE OF e4L'S PRODUCTS; AND THE EFFECTS OF GOVERNMENT REGULATION. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

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

         A key strategy for e4L's future is the expansion of its global direct response, wholesale/retail, membership services, continuity and electronic commerce businesses, including the branding of its "Everything4Less" membership shopping club, expansion of BuyItNow LLC, and expanded deployment of continuity and wholesale/retail marketing strategies. e4L will do this by leveraging its substantial media expenditures, first in the United States and then internationally (i.e., using its media primarily as an advertising vehicle to build brand awareness). This strategy encompasses the more effective utilization and leveraging of its global marketing presence and media access, the continued development and marketing of innovative products to enhance its existing programs, the increased emphasis on developing other means of revenue generation such as membership services, as well as wholesale/retail, expanded up-sell programs, continuity programs and customer list rental. e4L's direct response television programming is a vehicle used by it to generate a customer base which will be utilized in various other revenue generating initiatives as opposed to the television direct response sale historically being the end result or merely a one-time sale. e4L takes advantage of product awareness created by its television direct response programming globally and also extends the sales life of its products through alternative distribution channels. These channels include wholesale/retail arrangements, continuity sales programs and Internet marketing, among others.

         e4L's net revenue varies throughout the year. e4L's revenue has historically been highest in its third and fourth fiscal quarters and lowest in its first and second fiscal quarters due to seasonal fluctuations in the number of television viewers. These seasonal trends have been and may continue to be affected by the timing and success of new product offerings, expansion of e4L's wholesale/retail and continuity programs, and the potential growth in e4L's electronic commerce and membership services businesses.

         In the discussion and analysis that follows, e4L discusses "EBITDA (Deficit)" and "EBITDA (Deficit) Margin." EBITDA consists of net income (or loss) before interest, provision for income taxes, depreciation and amortization, non-cash compensation and unusual charges. EBITDA Margin represents EBITDA as a percentage of net revenue. EBITDA does not represent cash flows as defined by generally accepted accounting principles and does not necessarily indicate that cash flows are sufficient to fund all of e4L's liquidity requirements. EBITDA should not be considered in isolation or as a substitute for net income, cash from operating activities or other measures of liquidity determined in accordance with generally accepted accounting principles. e4L believes that EBITDA is a measure of financial performance widely used in the media and Internet/electronic commerce industries, and is useful to investors as a measure of e4L's financial performance.

RESULTS OF OPERATIONS

The following table sets forth operating data of e4L as a percentage of net revenue for the periods indicated below.

                                                             THREE MONTHS ENDED JUNE 30,
                                                             ---------------------------
                                                               1999                1998
                                                             ------               ------
Net revenue ............................................      100.0%               100.0%
Operating costs and expenses:
    Media ..............................................       37.1                 34.2
    Product and other direct ...........................       57.9                 55.7
    Selling, general and administrative ................       11.2                 12.1
    Depreciation, amortization and non-cash compensation        1.9                  1.7
    Unusual charges ....................................         --                 (1.4)
                                                             ------               ------
    Total operating costs and expenses .................      108.1                102.2
                                                             ------               ------
Loss from operations ...................................       (8.1)                (2.2)
Interest expense .......................................        0.4                  1.5
                                                             ------               ------
Loss before income taxes ...............................       (8.5)                (3.7)
Income taxes ...........................................        0.1                  0.2
                                                             ------               ------
Net loss ...............................................       (8.6%)               (3.9%)
                                                             ======                ======

THREE MONTHS ENDED JUNE 30, 1999 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

NET REVENUE

         Net revenue was $68.2 million for the three months ended June 30, 1999, as compared to $83.2 million for the three months ended June 30, 1998, a decrease of $15.0 million or 18.0%.

         United States net revenue for the three months ended June 30, 1999 was $43.6 million as compared to $49.3 million for the three months ended June 30, 1998, a decrease of $5.7 million or 11.5%. The decrease was primarily attributable to a fewer number of new television programs and products distributed during the current period, and delays in the receipt and subsequent shipment of a new product principally due to unanticipated manufacturing delays. At June 30, 1999, e4L's backlog of product shipments was $14.9 million, an increase of $5.9 million as compared to June 30, 1998. In addition, the decrease in United States net revenue was attributable to increased product return rates from e4L's product mix, which included a greater portion of intellectual properties (i.e., paper and tape products) than the comparable period in fiscal year 1999, and the current period including 30-day deferred payment offers which historically carry a higher return rate. The three month period ended June 30, 1999 included four shows with net revenue of $5.0 million or greater, including two shows each of which accounted for over 15% of the total United States net revenue. The comparable three month period in fiscal year 1999 included five shows with net revenue of $5.0 million or greater and four shows each of which accounted for over 15% of total United States net revenue.

         International net revenue for the three months ended June 30, 1999 was $24.6 million as compared to $33.9 million for the three months ended
June 30, 1998, a decrease of $9.3 million or 27.4%. The decrease was primarily attributable to a $9.8 million or 57.5% decline in e4L's European net revenue. This decrease was due to the loss of two media contracts during the fourth quarter of fiscal year 1999. Asian net revenue increased approximately $1.4 million or 8.8% for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This increase was attributable to a 46.6% increase in Japanese net revenue due to the increased emphasis on wholesale/retail sales in that market and favorable currency fluctuations. This increase in Japanese net revenue more than offset lower net revenue in other Asian markets resulting from e4L's decision to close down operations in and/or convert certain markets to third party licensee arrangements during the second half of fiscal year 1999.

OPERATING COSTS AND EXPENSES

         Total operating costs and expenses were $73.7 million for the three months ended June 30, 1999 as compared to $85.0 million for the three months ended June 30, 1998, a decrease of $11.3 million or 13.3%. The three months ended June 30, 1998 included a net reversal of unusual charges of approximately ($1.2) million. Excluding the unusual charges, operating costs and expenses were $86.2 million for the three months ended June 30, 1998. The decrease was principally due to the 18.0% decrease in net revenue offset, in part, by certain fixed operating costs. The decrease in operating costs is more fully described below.

MEDIA

         Media purchases were $25.3 million for the three months ended June 30, 1999 as compared to $28.5 million for the three months ended June 30, 1998, a decrease of $3.2 million or 11.0%. e4L's worldwide ratio of media purchases to net revenue increased to 37.1% for the three months ended June 30, 1999 as compared to 34.2% for the three months ended June 30, 1998. The increase in media purchases as a percentage of net revenue was primarily attributable to the increased proportion of United States net revenue to foreign net revenue, which United States revenue carries greater media costs. United States net revenue represented 63.9% of total net revenue for the three months ended June 30, 1999 as compared to 59.2% for the three months ended June 30, 1998. In addition, the ratio increased as a result of a decrease in the efficiency of United States media due to a lower number of new programs introduced during the current period. The percentage of foreign media to foreign net revenue declined during the three months ended June 30, 1999 as compared to the three months ended June 30, 1998 in both the European and Asian markets. During the current period the European ratio of media purchases to net revenue benefited from reduced costs associated with the write-down of the Eutelstat Satellite contract in the third quarter of fiscal year 1999, and the Asian ratio benefited from increased retail revenue which carries no direct media cost.

PRODUCT AND OTHER DIRECT COSTS

         Product and other direct costs are principally variable and semi-variable, and consist of product costs, fulfillment, program production, commissions and royalties, in-bound telemarketing, credit card processing fees, warehousing and profit participation payments. Product and other direct costs were $39.5 million for the three months ended June 30, 1999 as compared to $46.3 million for the three months ended June 30, 1998, a decrease of $6.8 million or 14.7%. The decrease was primarily attributable to the 18.0% decrease in net revenue. As a percentage of net revenue, product and other direct costs were 57.9% for the three months ended June 30, 1999 and 55.7% for the three months ended June 30, 1998.

         While, in the aggregate, product and other direct costs as a percentage of net revenue increased during the three months ended June 30, 1999 as compared to the three months ended June 30, 1998, United States product and other direct costs increased as a percentage of net revenue and foreign product and other direct costs decreased as a percentage of net revenue. The increase in United States direct costs as a percentage of net revenue during the current period was attributable to increased product return rates from a greater portion of intellectual properties in the product mix than the comparable period in fiscal year 1999 and the current period including 30-day deferred payment offers. The decrease in foreign product and other direct costs as a percentage of net revenue was primarily attributable to the improved performance in e4L's Asian business.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expense was $7.6 million for the three months ended June 30, 1999 as compared to $10.1 million for the three months ended June 30, 1998, a decrease of $2.5 million or 24.3%. The decrease was attributable to e4L's continued cost reduction efforts including its restructuring during the second half of fiscal year 1999. Selling, general and administrative expense as a percentage of net revenue decreased from 12.1% for the three months ended June 30, 1998 to 11.2% for the three months ended June 30, 1999 due to the impact of the cost reductions.

DEPRECIATION, AMORTIZATION AND NON-CASH COMPENSATION

         Depreciation, amortization and non-cash compensation were $1.3 million for the three months ended June 30, 1999 as compared to $1.4 million for the three months ended June 30, 1998, a decrease of $0.1 million or 8.5%. The decrease was attributable to lower depreciation and amortization from the write-off of a portion of goodwill associated with e4L's Australia and New Zealand subsidiaries and the write-off and/or acceleration of depreciation of certain property and equipment from e4L's restructuring efforts in fiscal year 1999. The current three month period includes $157,000 of non-cash compensation relating to warrants issued in connection with the issuance of Series E convertible preferred stock during fiscal year 1999.

UNUSUAL CHARGES

         Results for the three months ended June 30, 1998 included the write-off of capitalized costs of $676,000 related to the termination of a proposed merger of e4L with ValueVision International, Inc. ("ValueVision"). In addition, e4L recorded $1.9 million in compensation expense during the fiscal year ended March 31, 1998 in connection with 750,000 stock options issued to e4L's chief executive officer and two other officers based upon certain triggering events occurring by June 30, 1998. This charge was reversed during the three months ended June 30, 1998 as no such triggering event had occurred. No unusual charges were recorded during the three months ended June 30, 1999.

INTEREST EXPENSE

         Interest expense was $282,000 for the three months ended June 30, 1999, as compared to $1.2 million for the three months ended June 30, 1998, a decrease of $0.9 million. This decrease was attributable to a decrease in e4L's average outstanding indebtedness from approximately $31.8 million during the three months ended June 30, 1998 to approximately $12.0 million during the three months ended June 30, 1999, resulting from retirement of $21.5 million in outstanding indebtedness to its principal lender in October 1998 and repayment of $10.0 million of outstanding indebtedness to ValueVision in December 1998.

INCOME TAXES

         e4L recorded income tax expense of $85,000 for the three months ended June 30, 1999 attributable to certain of its Asian operations. Income tax benefits have not been recorded during the respective periods for United States and certain foreign losses, and such benefits have been fully reserved for. These benefits will be recorded when realized, reducing the effective tax rate on future United States and certain foreign earnings, if any.

EARNINGS BEFORE INTEREST, INCOME TAXES, DEPRECIATION AND AMORTIZATION DEFICIT (EBITDA)

         EBITDA deficit was $4.2 million for the three months ended June 30, 1999 as compared to an EBITDA deficit exclusive of unusual charges of $1.7 million for the three months ended June 30, 1998, a decrease of $2.5 million or 154.3%. EBITDA deficit margin, exclusive of unusual charges, was (6.2)% and (2.0)% during the three month periods ended June 30, 1999 and 1998, respectively.

NET LOSS

         e4L incurred a net loss of $5.9 million for the three months ended June 30, 1999. The net loss of $3.2 million for the June 30, 1998 quarter includes unusual charges of $(1.2) million. Excluding unusual charges, the net loss was $4.4 million for the three months ended June 30, 1998, an increase of $1.5 million or 32.4%. This increased loss was a result of the decrease in net revenue and increase in media and product and other direct costs as a percentage of net revenue which more than offset the decrease in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES, JUNE 30, 1999 COMPARED TO MARCH 31, 1999

         e4L's working capital was $18.6 million at June 30, 1999 as compared to $13.2 million at March 31, 1999, an increase of $5.3 million. This improvement was due to a portion of e4L's outstanding revolving credit facility being classified as long-term at June 30, 1999 as compared to current at March 31, 1999 based on current cash flow projections. e4L met its current period cash requirements primarily through the use of existing cash and funding under its credit facility. Operating activities for the three months ended June 30, 1999, resulted in a use of cash of $11.9 million. e4L's cash flow from operations during the three months ended June 30, 1999, was adversely impacted by the net loss of approximately $5.9 million.

         Consolidated accounts receivable decreased by $2.8 million, or 7.9%, which decrease was attributable to lower United States accounts receivable of $1.6 million and European accounts receivable of $l.4 million, offset by an increase in other worldwide receivables of $0.2 million. United States accounts receivable decreased due to a decline in time payment receivables attributable to the decrease in net revenue. European accounts receivable decreased due to lower sales volume. Consolidated inventory increased $2.5 million or 15.2%. This increase was attributable to a $3.6 million increase in the United States inventory as a result of a $1.2 million increase in inventory in-transit. This increase in the United States inventory balance was offset by lower foreign inventory balances from the continued efforts to reduce such inventory levels.

         Deferred costs increased from $3.3 million at March 31, 1999 to $6.4 million at June 30, 1999. This increase was attributable to the increase in the United States backlog of product shipments from $6.4 million at March 31, 1999 to $14.9 million at June 30, 1999. The increased backlog of product shipments was attributable to e4L's Ab Rocker product caused by unanticipated manufacturing delays.

         In December 1998, e4L entered into a three-year credit agreement with a senior lender (the "Credit Agreement"). The Credit Agreement provides for a revolving credit facility with a maximum commitment of $20.0 million, of which up to $7.5 million may be utilized for letters of credit. Borrowings under the Credit Agreement are limited to a borrowing base consisting of certain eligible United States accounts receivable and inventory. Outstanding borrowings under the Credit Agreement bear interest, at the option of e4L, at the Prime rate plus one-quarter percent or the London Interbank Offered Rate (LIBOR) plus three percent, however, in no event shall the interest rate charged be less than seven percent per annum. A commitment fee of one-quarter percent per annum is paid on the unused portion of the Credit Agreement.

         At June 30 1999, e4L had $15.0 million in total availability under this facility of which $12.4 million was outstanding as principal borrowings and $1.4 million in outstanding letters of credit. At July 31, 1999, e4L had $20.0 million in total availability under this facility of which $18.4 million was outstanding as principal borrowings.

         e4L is currently exploring the possibility of raising additional capital through the sale of equity securities and/or issuance of subordinated debt. It is anticipated that these funds will be utilized, for among other things, working capital purposes, pay down existing debt and corporate acquisitions. The issuance of additional equity securities could have a dilutive effect to existing shareholders.

         e4L's foreign revenue is subject to foreign exchange risk. To the extent e4L incurs expenses in local currency that is based upon locally denominated sales volume (order fulfillment and media costs), this exposure is reduced. e4L monitors exchange rate and/or forward contracts when and where appropriate. At June 30, 1999, e4L had outstanding forward contracts to hedge its Japanese Yen position in the amount of $2.6 million. These contracts mature through September 1999. e4L recognized an immaterial gain on forward contracts during the period ended June 30, 1999. Subsequent to June 30, 1999, e4L has entered into an additional $3.0 million in forward contracts for the Japanese yen maturing through January 2000. In the long term, e4L has the ability to change the selling price of its products to a certain extent in order to react to major currency fluctuations, which may reduce a portion of the risk associated with local currency fluctuations. However, the significant currency devaluation and the economic downturn being experienced in certain foreign regions can have an adverse impact on e4L's operating results and cash flows in fiscal year 2000. Currently, e4L's major foreign currencies are the European Economic Union's Euro, Japanese yen, Australian dollar and New Zealand dollar, each of which has been subject to recent fluctuations.

         e4L's cash position continues to be pressured by the losses incurred during each of its prior two fiscal years and during the three months ended June 30, 1999. While e4L's credit facility has helped it's liquidity position, e4L needs to continue to implement certain plans and actions designed to rebuild its business, including the continued introduction of successful new shows and products, more successfully leverage its media, and to return e4L to profitability in order to improve its liquidity position. No assurances can be given that any of these actions will be successful.

YEAR 2000 IMPLICATIONS

         e4L has reviewed the implications of Year 2000 (e.g., "Y2K") compliance and is presently finalizing the process to ensure that e4L's information systems and software applications will manage dates beyond December 31, 1999. e4L believes that it has allocated adequate resources for this purpose and those planned software upgrades, which are underway and in the normal course of business, will address e4L's internal Year 2000 needs. While e4L expects that efforts on the part of current employees of e4L will be required to monitor Year 2000 issues, no assurances can be given that these efforts will be successful. e4L does not expect the cost of addressing any Year 2000 issue to be a material event or uncertainty that would have a material, adverse effect on future results of operations or financial condition.

         The Year 2000 issue developed because most computer systems and programs were designed to record years (e.g. "1998") as two-digit fields (e.g. "98"). When the year 2000 begins, these systems may interpret "00" as the year 1900 and may stop processing date-related computations or process them incorrectly. To prevent this occurrence, e4L has corrected its computer systems and programs, correcting the problems and testing the results. e4L on or before December 31, 1999 must achieve Year 2000 compliance. Also, due to the nature of e4L's time payment offers within its direct response television programs, certain systems currently refer to dates beyond December 31, 1999 and, therefore, require earlier compliance.

         e4L, as with most direct marketing and electronic commerce companies, is heavily dependent upon computer systems for all phases of its operations. For this reason, it is aggressively addressing the Year 2000 issue to mitigate the effect on software performance. During late fiscal year 1998, e4L commenced a comprehensive effort to identify and correct the Year 2000 programming issues. By early fiscal year 1999 e4L had identified all potential Year 2000 hardware and software issues within both its mainframe processing systems and personal computers worldwide. e4L initiated a project to address all of the identified Year 2000 issues within its systems, utilizing both internal and external resources.

         During early fiscal year 1999, e4L formed a Year 2000 Compliance Task Force to oversee the project, address all related business issues, and facilitate communication with significant suppliers and service providers. The project was divided into the following phases: (i.) identification and inventorying of all systems and software with potential Year 2000 problems; (ii.) evaluation of scope of Year 2000 issues and assignment of priorities to each item based upon its importance in e4L's operations; (iii.) rectification of Year 2000 issues in accordance with assigned priorities by correction, upgrade, replacement, or retirement; and (iv.) testing for and validation of Year 2000 compliance. Because e4L uses a variety of systems, internally developed and third party provided software, and embedded chip equipment, depending on the business function and location, various aspects of e4L's Year 2000 efforts are in different phases and are proceeding parallel.

         e4L's operations are also dependent on the Year 2000 readiness of third parties that do business with e4L. In particular, e4L's systems interact with automated clearing-houses to handle the transfer of cash relating to the collection of e4L's receivables. e4L is also dependent on third-party suppliers of such infrastructure elements as, but not limited to, telephone services, electric power, and water. In addition, e4L depends upon various vendors that manufacture its products, are responsible for in-bound telemarketing, and fulfill customer orders.

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

         e4L estimates that its systems will be Year 2000 compliant by September 30, 1999. Aggregate costs for work related to e4L's entire Year 2000 efforts are anticipated to range from approximately $1.0 to $1.2 million. Operating costs related to the Year 2000 compliance project will be incurred over several quarters and have been expensed as incurred. e4L has incurred approximately $0.8 million and $0.2 million of this total expense during the year ended March 31, 1999 and three months ended June 30, 1999, respectively, in connection with its Year 2000 compliance efforts.

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

         e4L believes the most likely worst-case scenarios that it might confront with respect to the Year 2000 issues have to do with the possible failure in one or more geographic regions of third party systems over which e4L has no control, such as, but not limited to, power and telephone service, and vendors that supply manufactured products and services. e4L has developed a Year 2000 contingency plan.

FACTORS THAT MAY EFFECT FUTURE PERFORMANCE

RECENT LOSSES; CASH FLOW

         e4L incurred significant losses in four of its last five fiscal years. e4L also reported a net loss of approximately $43.6 million for fiscal year 1999 and a loss of $5.9 million during the three months ended June 30, 1999. Because of e4L's historical financial condition as well as other unfavorable conditions, e4L developed a business plan and has begun implementing new initiatives designed to increase net revenue, reduce costs and return it to profitability. In addition e4L has entered into a new three year $20.0 million credit facility. However, if the business plan does not adequately address the circumstances and situations which resulted in e4L's poor performance, e4L would be required to seek alternative forms of financing, the availability of which is uncertain, or be forced to go out of business.

NATURE OF THE DIRECT RESPONSE MARKETING AND ELECTRONIC COMMERCE INDUSTRIES.

         e4L experiences extreme competition for products, customers and media access in the direct response marketing and electronic commerce industries. Accordingly, to be successful, e4L must:

              Accurately predict consumer needs, market conditions and competition;
              Introduce successful products;
              Produce compelling direct response television programs; Acquire appropriate amounts of media time;
              Manage its media time effectively;
              Fulfill customer orders timely and efficiently;
              Provide courteous and informative customer service; Maintain adequate vendor relationships and terms;
              Enhance successful products to generate additional sales; Expand the methods used to sell products;
              Expand in existing geographic markets; and Integrate acquired companies and businesses efficiently.

         e4L's recent operating results were primarily caused by delays in product introductions, a lack of successful products, failure to adequately leverage its global spending and deteriorating economic conditions in the Asian (includes South Pacific Rim) market. e4L actively seeks out new products, new sources of products and alternative distribution channels, including retail and the Internet. e4L cannot be sure that inventors and product manufacturers will select it to market their products. Significant delays in product introductions or a lack of successful products could prevent e4L from selling adequate amounts of its products and otherwise have a negative effect on e4L's business.

DEPENDENCE UPON FOREIGN SALES

         e4L markets products to consumers in over 70 countries. In recent years e4L has derived approximately half of its net revenue from sales to customers outside the United States and Canada. e4L's largest international markets are Europe and Asia, primarily Japan, Australia and New Zealand. The economic downturn in the Asian region has had and, for the foreseeable future, is expected to have, an adverse effect on e4L. e4L's international expansion has increased its working capital requirements due to the additional time required to deliver products abroad and receive payment from foreign countries.

         While e4L's foreign operations have the advantage of airing direct response television programs that have already proven successful in the United States, as well as successful direct response television programs produced by other infomercial companies with limited media access and distribution capabilities, there can be no assurance that e4L's foreign operations will continue to generate similar revenue or operate profitability. Competition in the international marketplace is increasing rapidly. In addition, e4L is subject to many risks associated with doing business abroad including: (i.) adverse fluctuations in currency exchange rates; (ii.) transportation delays and interruptions; (iii.) political and economic disruptions; (iv.) the imposition of tariffs and import and export controls; and (v.) increased customs or local regulations.

         The occurrence of any of these risks could have an adverse effect on e4L's business.

ENTRANCE INTO NEW MARKETS

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

         e4L must have an adequate supply of inventory to meet consumer demand. Most of e4L's products have a limited market life, so it is extremely important that e4L generate maximum sales during this time period. If production delays or shortages, poor inventory management or inadequate cash flow prevent e4L from maintaining sufficient inventory, e4L could lose potential product sales, which may never be recouped. In addition, unanticipated obsolescence of a product may occur or problems may arise regarding regulatory, intellectual property, product liability or other issues which adversely affect future sales of a product even though e4L may still hold a large quantity of the product in inventory. Accordingly, e4L's ability to maintain systems and procedures to effectively manage its inventory is of critical importance to e4L's cash flow and results of operations.

         The average United States and international market life of a product is less than two years. Generally, products generate their most significant revenue in their first year of sales. In addition, e4L must adapt to market conditions and competition as well as other factors which may cut short a product's life cycle and adversely affect e4L's results of operations.

         e4L offers a limited money-back guarantee on all of its products if the customer is not fully satisfied. Accordingly, e4L's results of operations may be adversely affected by product returns under e4L's guarantee, its product warranty or otherwise. Although e4L establishes reserves against product returns which it believes are adequate based on product mix and returns history, there can be no assurance that e4L will not experience unexpectedly high levels of product returns which exceed the reserves for that product. If product returns do exceed reserves, e4L's results of operations would be adversely affected.

DEPENDENCE ON THIRD PARTY MANUFACTURERS AND SERVICE PROVIDERS

         Substantially all of e4L's products are manufactured by other United States and foreign companies. In addition, e4L utilizes other companies to fulfill orders placed for e4L's products and to provide telemarketing services. If e4L's suppliers are unable, either temporarily or permanently, to deliver products to e4L in time to fulfill sales orders, it could have a material adverse effect on e4L's results of operations. Moreover, because the time from the initial approval of a product by e4L's product development department until the first sale of a product must be short, e4L must be able to cause its product manufacturers to quickly produce high-quality, reasonable priced products for e4L to sell. However, because e4L's primary product manufacturers are foreign companies which require longer lead times for products, any delay in production or delivery would adversely affect sales of the product and e4L's results of operations. In addition, utilization of foreign manufacturers further exposes e4L to the general risks of doing business abroad.

DEPENDENCE OF MEDIA ACCESS; EFFECTIVE MANAGEMENT OF MEDIA TIME

         e4L must have access to media time to televise its direct response programming on cable and broadcast networks, network affiliates and local stations. e4L purchases a significant amount of media time from cable television and satellite networks, which assemble programming for transmission to cable system operators. If demand for airtime increases, cable system operators and broadcasters may limit the amount of time available for these broadcasts. Larger multiple cable system operators have begun selling `dark' time, (i.e., the hours during which a network does not broadcast its own programming) to third parties which may cause prices for such media to rise. Significant increases in the cost of media time or significant decreases in e4L's access to media could adversely impact e4L. In addition, periodic world events may limit e4L's access to air time and reduce the number of persons viewing e4L's direct response programming in one or more markets, which would adversely impact e4L for these periods.

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

         In April 1998, e4L began leasing a twenty-four hour transponder on the Eutelstat Satellite, which broadcasts across Europe. e4L has incurred significant start-up costs in connection with the transponder lease. If e4L is unable to use effectively or sell the remaining transponder media time, e4L's future operations could be adversely affected. During the year ended March 31, 1999, e4L classified a portion of this contract as unfavorable and recorded a $5.3 million unusual charge.

LITIGATION AND REGULATORY ACTIONS

         There have been many lawsuits against companies in the direct marketing industry. In recent years, e4L has been involved in significant legal proceedings and regulatory actions by the FTC and CPSC, which have resulted in significant costs and charges to e4L. In addition, e4L, its wholly owned subsidiary, Positive Response Television, Inc. ("PRTV"), and PRTV's chief executive officer, are subject to FTC consent orders which require them to submit periodic compliance reports to the FTC. Any additional FTC or CPSC violations or significant new litigation could have an adverse effect on e4L's business.

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

COMPETITION

         e4L competes directly with companies which generate sales from direct response television programs and other direct marketing and electronic commerce companies. e4L also competes with a large number of consumer product retailers, many of which have substantially greater financial, marketing and other resources than e4L. Some of these retailers have recently begun, or indicated that they intend to begin, selling products through direct response marketing methods, including sales in various e-commerce channels, such as via the Internet. e4L also competes with companies that make imitations of e4L's products at substantially lower prices, which may be sold in department stores, pharmacies, general merchandise stores and through magazines, newspapers, direct mail advertising, catalogs and the Internet.

DEPENDENCE UPON KEY PERSONNEL

         e4L's executive officers have substantial experience and expertise in direct response sales and marketing, electronic commerce and media. In particular, e4L is highly dependent on certain of its employees responsible for product development and production of direct response television programs. If any of these individuals leave e4L, e4L's business could be negatively affected.

YEAR 2000 ISSUES

         The operation of e4L's business is dependent on its management information systems, computer hardware, software programs and operating systems. Computer technology is used in several key areas of e4L's business, including merchandise purchasing, inventory management, pricing, sales, shipping and financial reporting, as well as in various administrative functions. e4L has been evaluating its computer technology to identify potential Year 2000 compliance problems and has an implementation process with respect thereto. It is anticipated that modification or replacement of some of e4L's computer technology will be necessary to enable e4L's computer to recognize the Year 2000. e4L does not expect that the costs associated with achieving Year 2000 compliance will have a significant effect on its business. In addition, e4L is also dependent on third-party suppliers and vendors and will be vulnerable to such party's failures to address and resolve their Year 2000 issues. While e4L is not aware of any known third party problems that will not be corrected, e4L has limited information concerning the Year 2000 readiness of third parties. If management is incorrect, Year 2000 problems could have a negative effect on e4L and its business.

SEASONALITY

         e4L's revenue vary throughout the year. e4L's revenue have historically been highest in its third and fourth fiscal quarters and lower in its first and second fiscal quarters due to fluctuations in the number of television viewers. These seasonal trends have been and may continue to be affected by the timing and success of new product offerings and the potential growth in e4L's electronic commerce businesses.

CONVERTIBLE SECURITIES; SHARES FOR FUTURE SALE

         Sales of a substantial number of shares of e4L's common stock in the public market could adversely affect the market price of e4L's common stock outstanding. There are currently approximately 32.7 million shares of e4L Common Stock outstanding, nearly all of which are freely tradable. In addition, approximately 47.1 million shares of e4L Common Stock are currently reserved for issuance upon the exercise of outstanding options and warrants and the conversion of convertible preferred stock. For example, approximately
17.0 million shares of Common Stock will be issued to holders of e4L's Series D Preferred Stock (based on a conversion price of $1.073125 per share) and approximately 13.3 million shares of Common Stock will be issued to holders of e4L's Series E Convertible Preferred Stock (based on a conversion price of $1.50 per share).

Part II. Other Information

Item 1.  Legal Proceedings

The information contained in Note 7, "Commitments and Contingencies," to the unaudited Condensed Consolidated Financial Statements in Part I of this report is incorporated herein by reference. All of the matters referred to in
Note 7 have been the subject of disclosure in e4L's previous reports on Form 10-Q and/or Form 10-K.

e4L, in the normal course of business, is a party to litigation relating to trademark patent and copyright infringement, product liability, contract-related disputes, and other actions. It is e4L's policy to vigorously defend all such claims and enforce its rights in these areas. e4L does not believe any of these actions either individually or in the aggregate, will have a material adverse effect on e4L's results of operations or financial condition.

Item 6.  Exhibits and Reports on Form 8-K

(a) The following exhibits are included herein or incorporated by reference herein:

    NONE

(b) e4L filed the following Current Reports on Form 8-K during the three month period ended June 30, 1999:

    e4L filed a Current Report on Form 8-K, dated June 8, 1999 reporting, under
    Item 5, the execution and consummation of a definitive agreement with BuyItNow, Inc. and Clear Channel Communications, Inc. to jointly form BuyItNow.com LLC, a new company dedicated to global electronic commerce.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         e4L, Inc.


Date:  August 16, 1999                    /s/ Stephen C. Lehman
                                         ---------------------------------------
                                              Stephen C. Lehman
                                              Chief Executive Officer and
                                              Chairman of the Board of Directors



Date:  August 16, 1999                    /s/ Daniel M. Yukelson
                                         ---------------------------------------
                                              Daniel M. Yukelson
                                              Executive Vice President/Finance
                                              and Chief Financial Officer, and
                                              Secretary