Form 10-Q
period 1999-09-30
E4L INC
filed 1999-11-12
CIK 70412

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 1999

                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________.


                         Commission file number 1-6715

                                   e4L, Inc.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

            Delaware                               13-2658741
--------------------------------------------------------------------------------
   (State or Jurisdiction of          (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                      15821 Ventura Boulevard, 5th Floor
                         Los Angeles, California 91436
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


Yes  [X]  No  [_]


There were 34,556,301 issued and outstanding shares of the registrant's common stock, par value $.01 per share, at October 31, 1999, net of 865,208 shares of common stock held in treasury as of such date.

                                   e4L, Inc.
                                   ---------

                                     INDEX
                                     -----

                                                                                                 Page
                                                                                                 ----
Facing Sheet..................................................................................     1

Index.........................................................................................     2

Part I.  Financial Information

         Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets at September 30, 1999 and March 31,
                   1999.......................................................................     3

                  Condensed Consolidated Statements of Operations for the
                    three months ended September 30, 1999 and 1998............................     4

                  Condensed Consolidated Statements of Operations for the
                    six months ended September 30, 1999 and 1998..............................     5

                  Condensed Consolidated Statements of Cash Flows for the
                    six months ended September 30, 1999 and 1998..............................     6

                  Notes to Unaudited Condensed Consolidated Financial Statements..............     7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...............................    12


Part II. Other Information

         Item 1.  Legal Proceedings...........................................................    25

         Item 6.  Exhibits and Reports on Form 8-K............................................    25

Signatures....................................................................................    26

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

                                   e4L, Inc.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and per share amounts)

                                                                                            September 30,       March 31,
                                                                                                 1999             1999
                                                                                            -------------       ---------
                                        ASSETS                                               (Unaudited)       (See Note 1)
                                        ------
Current assets:
  Cash and cash equivalents............................................................       $   3,245         $   7,574
  Restricted cash......................................................................           3,081               524
  Accounts receivable, net.............................................................          32,377            35,681
  Inventories, net.....................................................................          20,801            16,229
  Prepaid media........................................................................           1,210               836
  Deferred costs.......................................................................           3,114             3,329
  Prepaid expenses and other current assets............................................           2,209             1,050
  Deferred income taxes................................................................           2,595             2,595
                                                                                              ---------         ---------
    Total current assets...............................................................          68,632            67,818

Property and equipment, net............................................................           7,065             8,119
Excess of cost over net assets of acquired businesses and
  other intangible assets, net.........................................................          21,023            21,737
Other assets...........................................................................           1,833             1,127
                                                                                              ---------         ---------
  Total assets.........................................................................       $  98,553         $  98,801
                                                                                              =========         =========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
                         ------------------------------------
Current liabilities:
  Accounts payable.....................................................................       $  14,679         $  18,174
  Accrued expenses.....................................................................          22,281            25,754
  Deferred revenue.....................................................................           3,445               511
  Income taxes payable.................................................................             577               476
  Deferred income taxes................................................................           1,552             1,552
  Current portion of long-term debt and capital lease obligations......................           1,592             8,119
                                                                                              ---------         ---------
    Total current liabilities..........................................................          44,126            54,586

Long-term debt and capital lease obligations...........................................          15,364               135
Deferred income taxes..................................................................           1,043             1,043
Other liabilities......................................................................           4,556             5,290

Shareholders' equity
  Preferred stock, $0.01 par value; authorized 10,000,000 shares; issued 5,000 shares
    Series B convertible preferred stock at September 30, and March 31, 1999; 18,160 and
    18,618 shares Series D convertible preferred stock at September 30, and March 31,
    1999, respectively; 20,000 shares Series E convertible
    preferred stock at September 30, and March 31, 1999; and 5,000 shares Series F
    convertible preferred stock at September 30, 1999..................................               1                 1
  Common stock, $0.01 par value; authorized 150,000,000 shares; issued
    33,642,616 and 32,347,284 shares, at September 30, and March 31, 1999,
    respectively.......................................................................             336               323
  Additional paid-in capital...........................................................         190,211           183,540
  Retained deficit.....................................................................        (140,227)         (129,489)
                                                                                              ---------         ---------
                                                                                                 50,321            54,375
  Treasury stock, 865,208 and 874,044 shares, at cost at September 30, and
    March 31, 1999, respectively.......................................................          (6,633)           (6,701)
  Note receivable, officer.............................................................            (545)             (545)
  Foreign currency translation adjustment..............................................          (9,679)           (9,382)
                                                                                              ---------         ---------
    Total shareholders' equity.........................................................          33,464            37,747
                                                                                              ---------         ---------
    Total liabilities and shareholders' equity.........................................       $  98,553         $  98,801
                                                                                              =========         =========

           See notes to condensed consolidated financial statements.

                                   e4L, Inc.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                   (In thousands, except per share amounts)

                                                                             Three months ended September 30,
                                                                             --------------------------------
                                                                                  1999               1998
                                                                             -------------       ------------
Revenue:
   Products......................................................               $71,075            $85,159
   Commission and other..........................................                 2,515              1,493
                                                                                -------            -------
Net revenue......................................................                73,590             86,652

Operating costs and expenses:
   Media.........................................................                24,699             30,664
   Product and other direct......................................                42,903             51,959
   Selling, general and administrative...........................                 7,852             10,206
   Depreciation, amortization and non-cash compensation..........                 1,302              1,419
                                                                                -------            -------
Total operating costs and expenses...............................                76,756             94,248
                                                                                -------            -------
Loss from operations                                                             (3,166)            (7,596)
Other:
   Loss on equity investment in BuyItNow.com LLC.................                 1,173                  -
   Interest expense..............................................                   432              1,256
                                                                                -------            -------
Loss before income taxes.........................................                (4,771)            (8,852)
Income taxes.....................................................                    85                105
                                                                                -------            -------
Net loss.........................................................               $(4,856)           $(8,957)
                                                                                =======            =======
Net loss per common share - basic and diluted....................               $ (0.19)           $ (0.37)
                                                                                =======            =======
Weighted average number of common shares outstanding -
   basic and diluted.............................................                32,677             25,470
                                                                                =======            =======

      See notes to unaudited condensed consolidated financial statements.

                                   e4L, Inc.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                   (In thousands, except per share amounts)

                                                                                Six months ended September 30,
                                                                                ------------------------------
                                                                                  1999                  1998
                                                                                --------              --------
Revenue:
  Products.......................................................               $138,180              $166,904
  Commission and other...........................................                  3,632                 2,915
                                                                                --------              --------
Net revenue......................................................                141,812               169,819

Operating costs and expenses:
  Media..........................................................                 50,025                59,135
  Product and other direct.......................................                 82,411                98,258
  Selling, general and administrative............................                 15,467                20,265
  Depreciation, amortization and non-cash compensation...........                  2,590                 2,827
  Unusual charges................................................                      -                (1,199)
                                                                                --------              --------
Total operating costs and expenses...............................                150,493               179,286
                                                                                --------              --------
Loss from operations.............................................                 (8,681)               (9,467)
Other:...........................................................
  Loss on equity investment in BuyItNow.com LLC..................                  1,173                     -
  Interest expense...............................................                    714                 2,502
                                                                                --------              --------
Loss before income taxes.........................................                (10,568)              (11,969)
Income taxes.....................................................                    170                   230
                                                                                --------              --------
Net loss.........................................................               $(10,738)             $(12,199)
                                                                                ========              ========
Net loss per common share - basic and diluted....................               $  (0.42)             $  (0.48)
                                                                                ========              ========
Weighted average number of common shares outstanding -
  basic and diluted..............................................                 32,340                25,443
                                                                                ========              ========


      See notes to unaudited condensed consolidated financial statements.

                                   e4L, Inc.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                (In thousands)

                                                                                 Six months ended September 30,
                                                                              -----------------------------------
                                                                                 1999                      1998
                                                                              ---------                  --------
Cash flows from operating activities:
Net loss..............................................................        $ (10,738)                 $(12,199)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization.......................................            2,276                     2,827
  Non-cash loss on equity investment in BuyItNow.com LLC..............              650                         -
  Non-cash compensation...............................................              314                    (1,875)
  Changes in operating assets and liabilities, net....................           (9,098)                   10,022
  Other...............................................................           (1,367)                      899
                                                                              ---------                  --------
Net cash used in operating activities.................................          (17,963)                     (326)

Cash flows from investing activities:
  Additions to property and equipment.................................             (502)                     (300)
                                                                              ---------                  --------
Net cash used in investing activities.................................             (502)                     (300)

Cash flows from financing activities:
  Proceeds from long-term debt........................................          111,947                     1,500
  Payments on long-term debt, notes payable and capital lease
   obligations........................................................         (103,245)                   (1,431)
  Net proceeds from issuance of preferred stock.......................            4,519                         -
  Exercise of stock options and warrants..............................            1,939                         -
  Loan to officer.....................................................                -                      (545)
                                                                              ---------                  --------
Net cash provided by (used in) financing activities...................           15,160                      (476)

Effect of exchange rate changes on cash and cash equivalents..........           (1,024)                     (297)
                                                                              ---------                  --------
    Net decrease in cash and cash equivalents.........................           (4,329)                   (1,399)

Cash and cash equivalents, beginning of period........................            7,574                    17,915
                                                                              ---------                  --------
Cash and cash equivalents, end of period..............................        $   3,245                  $ 16,516
                                                                              =========                  ========

       See notes to unaudited condensed consolidated financial statement
                                      e4L
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                              September 30, 1999

1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of e4L, Inc. and subsidiaries ("e4L") have been prepared in accordance with generally accepted accounting principles for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-
X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of e4L's management, all adjustments (consisting of normal, recurring items and accruals) considered necessary for a fair presentation have been included. Results of operations for the three month and six month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in e4L's annual report on Form 10-K for the year ended March 31, 1999.

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

     The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

                                                                  Three months ended          Six months ended
                                                                     September 30,              September 30,
                                                                 --------------------       ----------------------
                                                                   1999        1998            1999          1998
                                                                 --------     -------        -------       --------
Net loss.................................................         $(4,856)    $(8,957)       $(10,738)      $(12,199)
Effect of beneficial conversion features and accrued
  dividends on convertible preferred stock...............          (1,430)       (424)         (2,739)      (1)   13
                                                                 --------     -------        --------       --------
Adjusted net loss-basic and diluted earnings per share...         $(6,286)    $(9,381)       $(13,477)      $(12,186)
                                                                 ========     =======        ========       ========
Weighted average shares outstanding - basic and diluted            32,677      25,470          32,340         25,443
                                                                 ========     =======        ========       ========
Basic and diluted earnings per share (2) ................         $ (0.19)    $ (0.37)       $  (0.42)      $  (0.48)
                                                                 ========     =======        ========       ========

(1) Represents reversal of previously recorded accrued premium on Series C Preferred Stock of $690,000 net of the current premium earned on Series D Preferred Stock of $677,000.
(2) Convertible preferred stock convertible into 31,391,364 and 19,746,472 shares of common stock, and stock options and warrants to purchase common stock exercisable into 16,650,016 and 14,472,317 shares of common stock for each of the six month periods ended September 30, 1999 and 1998, respectively, were not included in the computation of diluted earnings per share because the effect of such securities would be antidilutive during each of these periods.

3.  Income Taxes

     e4L recorded income tax expense of $170,000 and $230,000 for the six months ended September 30, 1999 and 1998, respectively, due to tax liabilities associated with its Asian operations. Income tax benefits on United States and certain foreign losses and loss carryovers have been fully reserved until realized.

4.  Comprehensive Income

     Comprehensive income for the three and six month periods ended September 30, 1999 and 1998 is as follows (in thousands) :

                                                            Three Months Ended                   Six Months Ended
                                                               September 30,                       September 30,
                                                         --------------------------          ---------------------------
                                                           1999              1998              1999               1998
                                                         --------           -------          --------            -------
Net Loss..........................................        $(4,856)          $(8,957)          $(10,738)          $(12,199)
Foreign currency translation adjustments..........             17              (813)              (297)            (1,942)
                                                         --------           -------           --------           --------
Total comprehensive loss..........................        $(4,839)          $(9,770)          $(11,035)          $(14,141)
                                                         ========           =======           ========           ========

5. Segment and Geographic Information

     e4L operates in one industry segment and is engaged in the direct marketing of consumer products principally through direct response television. e4L evaluates performance and allocates resources based on several factors, of which the primary financial measure is EBITDA, or earnings before interest, taxes, depreciation and amortization, non-cash compensation charges and other income (expense). e4L also excludes unusual charges in computing EBITDA. Accounting policies of e4L's geographic business segments are the same as those described in the summary of significant accounting policies set forth in the notes to e4L's audited financial statements in e4L's Form 10-K with respect to its fiscal year ended March 31, 1999. Business segment assets consist of the owned assets used in each geographic area. The production and corporate components of EBITDA include the costs incurred to produce direct response television programming, product development and general and administrative expense. EBITDA does not reflect an allocation of production or corporate costs to the geographic business segments, which is consistent with management's review of each segment's financial performance. Production and corporate assets primarily consist of cash, property and equipment, and intangible assets.

     Information with respect to e4L's operations by geographic area, is set forth below (in thousands):

                                                                 Three months ended            Six months ended
                                                                     September 30,               September 30,
                                                                ---------------------        ----------------------
                                                                  1999         1998            1999          1998
                                                                -------       -------        --------       --------
Net revenue:
United States.............................................      $51,313       $55,747        $ 94,896       $104,935
Europe....................................................        6,608        15,911          13,880         33,014
Asia......................................................       15,651        14,428          33,002         30,381
Other.....................................................            -           486               -          1,325
Production and corporate..................................           18            80              34            164
                                                                -------       -------        --------       --------
Total.....................................................      $73,590       $86,652        $141,812       $169,819
                                                                =======       =======        ========       ========
EBITDA:
United States.............................................      $   648       $ 3,512        $   (778)       $  7,505
Europe....................................................         (138)         (309)             86             207
Asia......................................................        1,862        (2,209)          3,660          (2,567)
Other.....................................................           -           (476)              -            (439)
Production and corporate..................................       (4,236)       (6,695)         (9,059)        (12,545)
                                                                -------       -------        --------       ---------
Total.....................................................      $(1,864)      $(6,177)       $ (6,091)       $ (7,839)
                                                                =======       =======        ========       =========
                                                             September 30,            March 31,
                                                                 1999                   1999
                                                             ------------             --------
Identifiable assets:
United States............................................       $54,025               $45,357
Europe...................................................         7,363                11,654
Asia.....................................................        25,944                30,317
Other....................................................             -                   261
Production and corporate.................................        11,221                11,212
                                                                -------               -------
Total....................................................       $98,553               $98,801
                                                                =======               =======

     The reconciliation of EBITDA to loss before income taxes is set forth below (in thousands):

                                                                  Three months ended           Six months ended
                                                                     September 30,               September 30,
                                                               ----------------------        ----------------------
                                                                 1999           1998           1999           1998
                                                               --------       -------        --------       --------
EBITDA...................................................      $(1,864)       $(6,177)       $ (6,091)      $ (7,839)
Less:
Depreciation, amortization and non-cash compensation             1,302          1,419           2,590          2,827
Unusual charges..........................................            -              -               -         (1,199)
Loss on equity investment in BuyItNow.com, LLC...........        1,173              -           1,173              -
Interest expense.........................................          432          1,256             714          2,502
                                                               -------        -------        --------       --------
Loss before income taxes.................................      $(4,771)       $(8,852)       $(10,568)      $(11,969)
                                                               =======        =======        ========       ========

6.   Investment in BuyItNow.com LLC

     On June 7, 1999, e4L consummated an agreement with BuyItNow, Inc. ("Buyitnow") pursuant to which e4L and Buyitnow formed BuyItNow.com LLC ("Buyitnow LLC"). Buyitnow LLC was formed through the contribution by Buyitnow of substantially all of its assets and liabilities, and the contribution by e4L of, among other things, e4L's (i.) on-line business of "As Seen on TV" products, and (ii.) a commitment to promote Buyitnow LLC within e4L programs for a three year term. In addition, e4L issued 500,000 warrants to purchase e4L common stock to Buyitnow. Concurrent with the closing, Clear Channel Communications, Inc. acquired an approximate 4.0% equity interest in Buyitnow LLC in exchange for a contribution of $12.5 million of radio broadcast and outdoor media. On June 25, 1999, Xoom.com, Inc. and Snap.com, Inc. collectively acquired an approximate 5.0% equity interest in Buyitnow LLC in exchange for their contribution of $15.0 million of Internet media. In exchange for its contributions to Buyitnow LLC, and issuance of the warrants to Buyitnow, e4L currently owns an approximate 48.0% equity interest in Buyitnow

LLC. The tangible assets and liabilities contributed by e4L to Buyitnow LLC were not material.

     e4L has accounted for its investment in Buyitnow LLC using the equity method, as Buyitnow LLC is not majority owned or controlled by e4L. During the three and six months ended September 30, 1999, e4L recorded a loss on its equity investment in Buyitnow LLC of approximately $l.2 million. At September 30, 1999, e4L has a receivable of approximately $2.4 million for sales of its products to Buyitnow, LLC.

7.  Sale of Series F Convertible Preferred Stock

     On August 30, 1999, e4L consummated a transaction pursuant to which three affiliated institutional investors (the "Series F Investors") purchased $5.0 million of e4L's newly-created Series F Convertible Preferred Stock (the "Series F Preferred Stock"). The Series F Preferred Stock is convertible into the number of shares of e4L common stock as is determined by dividing (i.) the aggregate stated value of the shares of Series F Preferred Stock being converted by (ii.) $4.7125 per share. The Series F Preferred Stock accrues a premium of 4% per annum which is required to be paid in cash at the time of conversion of the Series F Preferred Stock.

     In connection with the issuance of the Series F Preferred Stock, e4L issued warrants (the "Series F Warrants") to purchase an aggregate of 50,000 shares of e4L common stock to the Series F Investors. The Series F Warrants are exercisable until August 26, 2004, at an exercise price of $4.7125 per share of e4L common stock (subject to adjustment in certain circumstances). e4L also issued to the Series F Investors warrants to purchase 100,000 common units (the "Buyitnow Warrants") of Buyitnow LLC. The Buyitnow Warrants are exercisable until August 26, 2004, at an exercise price equal to the greater of (i.) $5.00 per unit or (ii.) the price per unit at which Buyitnow receives equity financing of at least $10.0 million.

8.   Commitments and Contingencies

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

     In August 1999, a purported shareholder filed a writ of summons in the Court of Common Pleas for Philadelphia County, Pennsylvania against e4L and certain officers of e4L. In June 1999, this purported shareholder had filed a writ of summons in the Court of Common Pleas for Philadelphia County, Pennsylvania against certain former directors and an investor in e4L. No complaint has been filed in either action. Accordingly, e4L cannot determine the subject matter of the alleged claims. e4L has given notice of these actions to its insurance carrier and will continue to monitor these actions.

Regulatory Matters

     During the year ended March 31, 1997, in accordance with applicable regulations, e4L notified the Consumer Products Safety Commission ("CPSC") of breakages that were occurring with respect to its Fitness Strider product. e4L also notified the CPSC of its replacement of certain parts of the product with upgraded components. The CPSC reviewed e4L's test results in order to assess the adequacy of e4L's upgraded components. The CPSC also undertook its own testing of the product and, in November 1997, informed e4L that the CPSC compliance staff had made a preliminary determination that the Fitness Strider product and upgraded components present a substantial product hazard, as defined under applicable law. e4L and the CPSC staff are discussing voluntary action to address the CPSC's concerns, including replacement of the affected components. At present, management of e4L does not anticipate that any action agreed upon, or action required by the CPSC, will have a material adverse impact on e4L's financial condition or results of operations. e4L has also been contacted by Australian consumer protection regulatory authorities regarding the safety and fitness of the Fitness Strider product and another exercise product marketed only in Australia and New Zealand. At the present time, management cannot predict whether the outcome of these matters regarding the Fitness Strider and other exercise products will have a material adverse impact on e4L's financial condition or result of operations.

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

9.   Subsequent Event - Acquisition of Flageoli Limited

     On September 22, 1999, e4L executed a definitive agreement ("Flageoli Transaction") to acquire Flageoli Limited, a Nevada limited liability company ("Flageoli"). Flageoli produces and distributes the "Serious Skin Care" line of skin care and cosmetics products and is involved in other ancillary businesses. Flageoli is currently owned by three corporations, which will be acquired by e4L in order to effect the acquisition. The agreement provides that the three corporations that own Flageoli will merge with and into a subsidiary of e4L and each of the owners of the three corporations will receive from e4L their pro rata share, calculated in accordance with their respective ownership interests, of approximately $30.0 million payable in cash and shares of e4L's to be created Series G Convertible Preferred Stock (the "Series G Preferred Stock") with an aggregate stated value of $30.0 million.

     The Series G Preferred Stock is to be convertible into the number of shares of e4L common stock as is determined by dividing (i.) the aggregate stated value of the shares of Series G Preferred Stock being converted by (ii.) approximately $7.50 per share; provided, that if the market price of e4L's common stock is below $7.50 per share at the time of conversion, the conversion price will be adjusted to reflect the market price of e4L's common stock at the time of conversion.

     e4L intends to finance the cash portion through the issuance of long-term debt and warrants to purchase e4L common stock. e4L is currently in discussions with potential lenders with respect to the financing of the cash portion of the Flageoli Transaction. The Flageoli Transaction is contingent upon, among other things, e4L obtaining the necessary financing, and shareholder and regulatory approval.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

  e4L has historically been engaged in the direct marketing of consumer products, primarily through direct response television programming (also known as "infomercials") and more recently through wholesale/retail distribution and electronic commerce on a global basis. In the United States, e4L has been dependent on a limited number of successful products to generate a significant portion of its net revenue. e4L's new strategies for future periods are designed to reduce the risk associated with relying on a limited number of successful products for a disproportionate amount of its revenue, expand e4L's leverage of its media expenditures and tailor e4L's operations in the United States to more efficiently deal with the cyclical nature of e4L's business.

  A key strategy for e4L's future is the expansion of its global direct response, wholesale/retail, membership services, continuity and electronic commerce businesses and the expansion of BuyItNow.com LLC ("Buyitnow LLC"). e4L will do this by leveraging its media expenditures, first in the United States and then internationally (i.e., using its media primarily as an advertising vehicle to build brand awareness). This strategy encompasses the more effective utilization and leveraging of its global marketing presence and media access, the continued development and marketing of innovative products to enhance its existing programs, the increased emphasis on developing other means of revenue generation such as membership services, wholesale/retail distributors, expanded up-sell programs, continuity programs and use of customer list through rental arrangements. e4L uses its direct response television programming to generate a customer base which will be utilized in various other revenue generating initiatives as opposed to the television direct response sale historically being the end result of its business model or merely a one-time sale. e4L takes advantage of product brand awareness created by its television direct response programming globally and also extends the sales life of its products through alternative distribution channels. These alternative channels include wholesale/retail arrangements, continuity sales programs and Internet marketing, among others.

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

  In the discussion and analysis that follows, e4L discusses "EBITDA Deficit" and "EBITDA Deficit Margin." EBITDA consists of net income (loss) before interest, provision for income taxes, depreciation and amortization, non-cash compensation, other income (expense) and unusual charges. EBITDA Margin represents EBITDA as a percentage of net revenue. EBITDA does not represent cash flows as defined by generally accepted accounting principles and does not necessarily indicate that cash flows are sufficient to fund all of e4L's liquidity requirements. EBITDA should not be considered in isolation or as a substitute for net income, cash from operating activities or other measures of liquidity determined in accordance with generally accepted accounting principles. e4L believes that EBITDA is a measure of financial performance widely used in the media and Internet/electronic commerce industries, and is useful to investors as a measure of e4L's financial performance.

Results of Operations

   The following table sets forth operating data of e4L as a percentage of net revenue for the periods indicated below.

                                                   Three months ended         Six months ended
                                                     September  30,             September 30,
                                                   -------------------       --------------------
                                                    1999        1998          1999         1998
                                                   -----       ------        ------       ------
Net revenue...............................         100.0%      100.0%        100.0%        100.0%
Operating costs and expenses:
  Media...................................          33.6        35.4          35.3          34.8
  Product and other direct................          58.3        60.0          58.1          57.9
  Selling, general and administrative.....          10.7        11.8          10.9          11.9
  Depreciation, amortization and non-cash
   compensation...........................           1.8         1.6           1.8           1.7
  Unusual charges.........................             -           -             -          (0.7)
                                                   -----       -----         -----         -----
  Total operating costs and expenses......         104.3       108.8         106.1         105.6
                                                   -----       -----         -----         -----
Loss from operations......................          (4.3)       (8.8)         (6.1)         (5.6)
Other:
  Loss on equity investment in Buyitnow
   LLC....................................           1.6           -           0.8             -
  Interest expense........................           0.6         1.4           0.5           1.5
                                                   -----       -----         -----         -----
Loss before income taxes..................          (6.5)      (10.2)         (7.5)         (7.0)
Income taxes..............................           0.1         0.1           0.1           0.1
                                                   -----       -----         -----         -----
Net loss..................................          (6.6%)     (10.3%)        (7.6%)        (7.2%)
                                                   =====       =====         =====         =====

Three Months Ended September 30, 1999 As Compared to Three Months Ended
-----------------------------------------------------------------------
September 30, 1998
------------------

Net Revenue

     Net revenue was $73.6 million for the three months ended September 30, 1999, as compared to $86.7 million for the three months ended September 30, 1998, a decrease of $13.1 million or 15.1%.

     United States net revenue for the three months ended September 30, 1999 was $51.3 million as compared to $55.9 million for the three months ended September 30, 1998, a decrease of $4.6 million or 8.1%. The decrease was primarily attributable to fewer new direct response television programs and products distributed during the current three month period, and focus on lower volume, higher margin retail and ancillary revenue sources. Retail revenue was $6.0 million for the three months ended September 30, 1999 as compared to $0.5 million for the three months ended September 30, 1998, an increase of $5.5 million. The three month period ended September 30, 1999 included four shows with net revenue of $5.0 million or greater, including one show which accounted for approximately 50% of the total United States net revenue. The comparable three month period ended September 30, 1998 included five shows with net revenue of $5.0 million or greater and three shows each of which accounted for over 15% of total United States net revenue.

     International net revenue for the three months ended September 30, 1999 was $22.3 million as compared to $30.8 million for the three months ended September 30, 1998, a decrease of $8.5 million or 27.8%. The decrease was primarily attributable to a $9.3 million, or 58.5%, decline in e4L's European net revenue. This decrease was due to the loss of two media contracts during the fourth quarter of fiscal year 1999. Asian net revenue increased approximately $1.2 million or 8.5% for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This increase was in part attributable to a 25.3% increase in Australian net revenue a portion of which was due to favorable currency fluctuations. This increase was also attributable to a slight increase in Japanese net revenue which more than offset lower net revenue in other Asian markets resulting from e4L's decision to close down operations in and/or convert certain markets to third party licensee arrangements during the second half of fiscal year 1999.

Operating Costs and Expenses

     Total operating costs and expenses were $76.8 million for the three months ended September 30, 1999 as compared to $94.2 million for the three months ended September 30, 1998, a decrease of $17.4 million or 18.6%. The decrease was principally due to the decrease in net revenue.

Media

     Media expenditures were $24.7 million for the three months ended September 30, 1999 as compared to $30.7 million for the three months ended September 30, 1998, a decrease of $6.0 million or 19.5%. e4L's worldwide ratio of media expenditures to net revenue decreased to 33.6% for the three months ended September 30, 1999 as compared to 35.4% for the three months ended September 30, 1998. The ratio of media expenditures to net revenue decreased in both the United States and foreign markets. The decrease in the United States ratio of media expenditures to net revenue was primarily attributable to the $5.3 million, or 33.1%, increase in non-direct response television revenue during the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. The ratio of foreign media expenditures to foreign net revenue declined during the three months ended September 30, 1999 as compared to the three months ended September 30, 1998 in both the European and Asian markets, which markets benefited from reduced costs associated with the write-down of the Eutelstat Satellite contract in the third quarter of fiscal year 1999, the cancellation of a higher cost French media contract, and increased Asian retail revenue.

Product and Other Direct Costs

     Product and other direct costs are principally variable and semi-variable, and consist of the cost of product fulfillment and warehousing, program production, commissions and royalties, in-bound telemarketing, and credit card processing fees. Product and other direct costs were $42.9 million for the three months ended September 30, 1999 as compared to $52.0 million for the three months ended September 30, 1998, a decrease of $9.1 million or 17.4%. The decrease was primarily attributable to the decrease in net revenue. As a percentage of net revenue, product and other direct costs were 58.3% for the three months ended September 30, 1999 as compared to 60.0% for the three months ended September 30, 1998.

     While, in the aggregate, product and other direct costs as a percentage of net revenue decreased during the three months ended September 30, 1999 as compared to the three months ended September 30, 1998, United States product and other direct costs increased as a percentage of net revenue and foreign product and other direct costs decreased as a percentage of net revenue. The increase in United States product and other direct costs as a percentage of net revenue during the current period was primarily attributable to increased retail revenue, which revenue carries higher product costs, but no media expenditures, or telemarketing charges. Higher telemarketing costs were incurred in connection with testing of a new sales approach. The decrease in foreign product and other direct costs as a percentage of net revenue was primarily attributable to cost reductions in e4L's Asian markets from e4L's restructuring during the second half of fiscal year 1999, including the closing of unprofitable markets and emphasis on higher margin retail/wholesale revenue. The three months ended September 30, 1998 also included significant charges for inventory and production cost write-downs.

Selling, General and Administrative

     Selling, general and administrative expense was $7.9 million for the three months ended September 30, 1999 as compared to $10.2 million for the three months ended September 30, 1998, a decrease of $2.3 million or 23.1%. The decrease was attributable to e4L's continued cost reduction efforts, including its restructuring during the second half of fiscal year 1999. Selling, general and administrative expense as a percentage of net revenue decreased from 11.8% for the three months ended September 30, 1998 to 10.7% for the three months ended September 30, 1999 due to the impact of the cost reductions.

Depreciation, Amortization and Non-Cash Compensation

     Depreciation, amortization and non-cash compensation were $1.3 million for the three months ended September 30, 1999 as compared to $1.4 million for the three months ended September 30, 1998, a decrease of $117,000 or 8.2%. The decrease was attributable to lower depreciation and amortization resulting from the write-off of a portion of goodwill associated with e4L's Australia and New Zealand subsidiaries, and the write-off and/or acceleration of depreciation of certain property and equipment in connection with e4L's restructuring efforts in fiscal year 1999. This decrease was partially offset by the inclusion in the current three month period of $157,000 of non-cash compensation relating to warrants issued in connection with the issuance of Series E convertible preferred stock during the third quarter of fiscal year 1999.

Loss on Equity Investment in BuyItNow.com LLC

     During the three months ended September 30, 1999, e4L recorded a loss on its equity investment in Buyitnow LLC of $1.2 million. Because Buyitnow LLC is not majority owned or controlled by e4L, e4L has accounted for its investment in Buyitnow LLC using the equity method. The loss is comprised of certain expenses associated with the Buyitnow LLC investment, primarily professional fees, and the write-down of the e4L investment in Buyitnow LLC, which consists of the value ascribed to warrants issued to BuyiItNow, Inc. ("Buyitnow") and the value of media utilized to promote Buyitnow LLC.

Interest Expense

     Interest expense was $432,000 for the three months ended September 30, 1999, as compared to $1.3 million for the three months ended September 30, 1998, a decrease of $0.8 million. This decrease was attributable to a decrease in e4L's average outstanding indebtedness from approximately $31.8 million during the three months ended September 30, 1998 to approximately $16.4 million during the three months ended September 30, 1999, resulting from retirement of $21.5 million in outstanding indebtedness to e4L's former principal lender in October 1998 and repayment of $10.0 million of outstanding indebtedness to ValueVision International, Inc. ("Value Vision") in December 1998. In addition, e4L's average interest rate decreased from 15.8% for the three months ended September 30, 1998, to 10.6% for the three months ended September 30, 1999.

Income Taxes

     e4L recorded income tax expense of $85,000 and $105,000 for the three months ended September 30, 1999 and 1998, respectively, attributable to certain of its Asian operations. Income tax benefits have not been recorded during the respective periods for United States and certain foreign losses, and such benefits have been fully reserved for. These benefits will be recorded when realized, reducing the effective tax rate on future United States and certain foreign earnings, if any.

Earnings Before Interest, Income Taxes, Depreciation and Amortization Deficit (EBITDA)

     EBITDA Deficit was $(1.9) million for the three months ended September 30, 1999 as compared to an EBITDA Deficit of $(6.2) million for the three months ended September 30, 1998, an improvement of $4.3 million or 69.8%. EBITDA deficit margin was (2.5)% and (7.1)% during the three month periods ended September 30, 1999 and 1998, respectively.

Net Loss

     e4L incurred a net loss of $4.9 million for the three months ended September 30, 1999, as compared to $9.0 million for the three months ended September 30, 1998. This decreased net loss was primarily attributable to the improved performance in Asia, savings derived from the Company's cost reduction efforts and reduced interest expense.

Six Months Ended September 30, 1999 As Compared to Six Months Ended September
-----------------------------------------------------------------------------
30, 1998
--------

Net Revenue

     Net revenue was $141.8 million for the six months ended September 30, 1999, as compared to $169.8 million for the six months ended September 30, 1998, a decrease of $28.0 million or 16.5%.

     United States net revenue for the six months ended September 30, 1999 was $94.9 million as compared to $105.1 million for the six months ended September 30, 1998, a decrease of $10.2 million or 9.7%. The decrease was primarily attributable to fewer new direct response television programs and products distributed during the current six month period and the greater emphasis made on lower volume, higher margin retail and ancillary revenue sources. The six month period ended September 30, 1999 included two shows with net revenue of $10.0 million or greater, each of which accounted for over 15% of total United States net revenue. The comparable six month period in fiscal year 1999 included five shows with net revenue of $10.0 million or greater and three shows, each of which accounted for over 15% of total United States net revenue.

     International net revenue for the six months ended September 30, 1999 was $46.9 million as compared to $64.7 million for the six months ended September 30, 1998, a decrease of $17.8 million or 27.6%. The decrease was primarily attributable to a $19.1 million or 58.0% decline in e4L's European net revenue due to the loss of two media contracts during the fourth quarter of fiscal year 1999. Asian net revenue increased approximately $2.6 million or 8.6% for the six months ended September 30, 1999 as compared to the six months ended September 30, 1998. This increase was attributable to a $3.0 million increase in Japanese net revenue due to increased wholesale/retail revenues in that market and favorable currency fluctuations. This increase in Japanese net revenue more than offset the slightly lower net revenue in other Asian markets resulting from e4L's decision to close down operations in and/or convert certain markets to third party licensee arrangements during the second half of fiscal year 1999.

Operating Costs and Expenses

     Total operating costs and expenses were $150.5 million for the six months ended September 30, 1999 as compared to $179.3 million for the six months ended September 30, 1998, a decrease of $28.8 million or 16.1%. The overall decrease was principally due to the decrease in net revenue. The decrease in operating costs is more fully described below.

Media

     Media expenditures were $50.0 million for the six months ended September 30, 1999 as compared to $59.1 million for the six months ended September 30, 1998, a decrease of $9.1 million or 15.4%. e4L's worldwide ratio of media expenditures to net revenue increased to 35.3% for the six months ended September 30, 1999 as compared to 34.8% for the six months ended September 30, 1998. The increase in the ratio of media expenditures to net revenue was primarily attributable to the increased proportion of United States net revenue to foreign net revenue, which United States revenue carries greater media costs. United States net revenue represented 66.9% of total net revenue for the six months ended September 30, 1999 as compared to 61.9% for the six months ended September 30, 1998. In addition, the ratio of media expenditures to net revenue increased due to lower efficiency of United States media expenditures attributable to fewer new programs and new products. The ratio of foreign media expenditures to foreign net revenue decreased during the six months ended September 30, 1999 as compared to the six months ended September 30, 1998 in both the European and Asian markets. During the current period the European ratio of media expenditures to net revenue benefited from reduced costs associated with the write-down of the Eutelstat Satellite contract in the third quarter of fiscal year 1999, and the Asian ratio benefited from increased retail revenue, which carries minimal media expenditures.

Product and Other Direct Costs

     Product and other direct costs were $82.4 million for the six months ended September 30, 1999 as compared to $98.3 million for the six months ended September 30, 1998, a decrease of $15.9 million or 16.1%. The decrease was primarily attributable to the 16.5% decrease in net revenue. As a percentage of net revenue, product and other direct costs were 58.1% for the six months ended September 30, 1999 and 57.9% for the six months ended September 30, 1998.

     While, in the aggregate, product and other direct costs as a percentage of net revenue increased slightly during the six months ended September 30, 1999 as compared to the six months ended September 30, 1998, United States product and other direct costs increased as a percentage of net revenue and foreign product and other direct costs decreased as a percentage of net revenue. The increase in United States direct costs as a percentage of net revenue was attributable to increased product return rates and higher telemarketing and fulfillment costs. The decrease in foreign product and other direct costs as a percentage of net revenue was primarily attributable to the improved performance in e4L's Asian markets and the non-recurrence of charges for inventory and production write-downs, which were incurred during the six months ended September 30, 1998.

Selling, General and Administrative

     Selling, general and administrative expense was $15.5 million for the six months ended September 30, 1999 as compared to $20.3 million for the six months ended September 30, 1998, a decrease of $4.8 million or 23.7%. The decrease was attributable to e4L's continued cost reduction efforts, including its restructuring during the second half of fiscal year 1999. Selling, general and administrative expense as a percentage of net revenue decreased from 11.9% for the six months ended September 30, 1998 to 10.9% for the six months ended September 30, 1999 due to the impact of the cost reductions.

Depreciation, Amortization and Non-Cash Compensation

     Depreciation, amortization and non-cash compensation were $2.6 million for the six months ended September 30, 1999 as compared to $2.8 million for the six months ended September 30, 1998 a decrease of $0.2 million or 8.4%. The decrease was attributable to lower depreciation and amortization resulting from the write-off of a portion of goodwill associated with e4L's Australia and New Zealand subsidiaries, and the write-off and/or acceleration of depreciation of certain property and equipment in connection with e4L's restructuring efforts in fiscal year 1999. This decrease was offset, in part, by $314,000 of non-cash compensation relating to warrants issued in connection with the issuance of Series E convertible preferred stock during fiscal year 1999.

Unusual Charges

     Results for the six months ended September 30, 1998 include the write-off of capitalized costs of $676,000 attributable to the termination of a proposed merger of e4L with ValueVision. In addition, e4L recorded $1.9 million compensation expense during fiscal year ended March 31, 1998 in connection with 750,000 stock options issued to e4L's former chief executive officer and two other former officers in connection certain triggering events. The compensation expense was reversed during the six months ended September 30, 1998 as the triggering event had lapsed. No unusual charges were recorded during the six months ended September 30, 1999.

Loss on Equity Investment in BuyItNow.com LLC

     During the six months ended September 30, 1999, e4L recorded a loss on its equity investment in Buyitnow LLC of $1.2 million. Because Buyitnow LLC is not majority owned or controlled by e4L, e4L has accounted for its investment in Buyitnow LLC using the equity method. The loss is comprised of certain expenses associated with the Buyitnow LLC investment, primarily professional fees, and the write-down of the e4L investment in Buyitnow LLC which consists of the value ascribed to warrants issued to Buyitnow and the value of media utilized to promote Buyitnow LLC.

Interest Expense

     Interest expense was $0.7 million for the six months ended September 30, 1999 as compared to $2.5 million for the six months ended September 30, 1998, a decrease of $1.8 million. This decrease was attributable to a decrease in e4L's average outstanding indebtedness from approximately $31.8 million during the six months ended September 30, 1998 to approximately $14.3 million during the six months ended September 30, 1999, resulting from retirement of $21.5 million in outstanding indebtedness to e4L's former principal lender in October 1998 and repayment of $10.0 million of outstanding indebtedness to ValueVision in December 1998.

Income Taxes

     e4L recorded income tax expense of $170,000 and $230,000 for the six months ended September 30, 1999 and 1998 attributable to certain of its Asian operations. Income tax benefits have not been recorded during the respective periods for United States and certain foreign losses, and such benefits have been fully reserved for. These benefits will be recorded when realized, reducing the effective tax rate on future United States and certain foreign earnings, if any.

Earnings Before Interest, Income Taxes, Depreciation and Amortization Deficit (EBITDA)

     EBITDA deficit was $(6.1) million for the six months ended September 30, 1999 as compared to an EBITDA deficit of $(7.8) million for the six months ended September 30, 1998, an improvement of $1.7 million or 22.3%. EBITDA deficit margin was (4.3)% and (4.6)% during the six month periods ended September 30, 1999 and 1998, respectively.

Net Loss

     e4L incurred a net loss of $10.7 million for the six months ended September 30, 1999, as compared to a net loss of $12.2 million for the six months ended September 30, 1998. Net losses excluding the reversal of unusual charges during the six months ended September 30, 1998 and excluding the loss on equity investment in Buyitnow LLC during the six months ended September 30, 1999 was $13.4 million and $9.6 million, respectively, an improvement of $3.8 million or 28.6%. The decreased loss was attributable to the improved performance in certain of e4L's Asian markets and the reduction of selling, general and administrative expense.

Liquidity and Capital Resources

     e4L's working capital was $24.5 million at September 30, 1999 as compared to $13.2 million at March 31, 1999, an increase of $11.3 million. This increase resulted from a change in classification of e4L's outstanding balance under its credit facility from current to long-term at September 30, 1999 as compared to current at March 31, 1999 based on current cash flow projections. e4L met its current period cash requirements primarily through funding under its credit facility, and from the issuance of the Series F Preferred Stock and exercise of stock options and warrants. Operating activities for the six months ended September 30, 1999, resulted in a use of cash of $18.0 million. e4L's cash flow from operations during the six months ended September 30, 1999, was adversely impacted by the net loss of approximately $10.7 million.

     The increase in restricted cash is attributable to credit card deposits held by e4L's processor as a reserve against chargebacks and fees. The restricted cash balance may adjusted periodically based upon e4L's future chargeback activity.

     Consolidated accounts receivable decreased by $3.3 million, or 9.3% at September 30, 1999 as compared to March 31, 1999 attributable to increased United States accounts receivable of $1.3 million offset by decreases in European accounts receivable of $2.2 million and Asian accounts receivable of $2.4 million. United States accounts receivable increased due to increased sales at retail and to Buyitnow LLC. The Buyitnow LLC receivable was $2.4 million at September 30, 1999. No such receivable existed at March 31, 1999. European accounts receivable decreased due to lower sales volume.

     Consolidated inventory increased $4.6 million or 28.2% at September 30, 1999 as compared to March 31, 1999. This increase was attributable to a $3.5 million increase in the United States inventory necessary to support retail sales. This increase in the United States inventory balance was offset by lower foreign inventory balances in line with e4L's continued efforts to reduce inventory levels.

     The increase in deferred revenue of $2.9 million at September 30, 1999 as compared to March 31, 1999 is attributable to cash received for e4L's membership services.

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

     At October 31, 1999, e4L had $17.9 million in total availability under its senior credit facility of which $17.0 million was outstanding as principal borrowings and there were no outstanding letters of credit. e4L is currently in negotiations with its senior lender to provide for a short-term overadvance and over-line facility, which will provide it with up to $2.5 million of additional borrowing availability under its Credit Agreement ("Overadvance Facility"). In connection with its Overadvance Facility, e4L shall be subject to additional short-term and permanent covenants under the Credit Agreement, including among others, minimum EBITDA, and maximum weekly advertising expenditures. In addition, e4L shall agree to extend the maturity of the Credit Facility until December 1, 2002. e4L anticipates that it will finalize the Overadvance Facility during November 1999.

     On August 30, 1999, e4L consummated a transaction pursuant to which three institutional investors (the "Series F Investors") purchased $5.0 million of e4L's newly-created Series F Convertible Preferred Stock (the "Series F Preferred Stock"). Proceeds net of related costs were approximately $4.5 million. The Series F Preferred Stock is convertible into 1,061,008 shares of e4L common stock. The Series F Preferred Stock accrues a premium of 4% per annum which is required to be paid in cash at the time of conversion of the Series F Preferred Stock.

     In connection with the issuance of the Series F Preferred Stock, e4L issued warrants (the "Series F Warrants") to purchase an aggregate of 50,000 shares of e4L common stock to the Series F Investors. The Series F Warrants are exercisable until August 26, 2004, at an exercise price of $4.7125 per share of e4L common stock (subject to adjustment in certain circumstances). e4L also issued to the Series F Investors warrants to purchase 100,000 common units (the "Buyitnow Warrants") of Buyitnow LLC. The Buyitnow Warrants are exercisable until August 26, 2004, at an exercise price equal to the greater of (i.) $5.00 per unit or (ii.) the price per unit at which Buyitnow receives equity financing of at least $10.0 million.

     On September 22, 1999, e4L announced that it had executed a definitive agreement to acquire Flageoli Limited, a Nevada limited liability company ("Flageoli") and related businesses. Flageoli produces and distributes the "Serious Skin Care" line of skin care and cosmetics products and is involved in other ancillary businesses. Flageoli is currently owned by three corporations, which will be acquired by e4L in order to effect the acquisition. The agreement provides that the three corporations that own Flageoli will merge with and into a subsidiary of e4L and each of the owners of the three corporations will receive from e4L their pro rata share, calculated in accordance with their respective ownership interests, of approximately $30.0 million in cash and shares of e4L's to be created Series G Convertible Preferred Stock (the "Series G Preferred Stock") with an aggregate stated value of $30.0 million. e4L intends to finance the cash portion of the acquisition through the issuance of long-term debt and warrants to purchase e4L common stock. e4L is currently in discussions with potential lenders with respect to the financing of the cash portion of the acquisition. The Flageoli Transaction is contingent upon, among other things, e4L obtaining the necessary financing, and shareholder and regulatory approval.

     e4L is currently exploring the possibility of raising additional capital through the sale of equity securities, issuance of debt, or expansion of the availability under its Credit Agreement. It is anticipated that these funds will be utilized, for among other things, working capital purposes, pay down existing debt and for corporate acquisitions. The issuance of additional equity securities could have a dilutive effect to existing shareholders.

     e4L's foreign revenue is subject to foreign exchange risk. To the extent e4L incurs expenses in local currency that is based upon locally denominated sales volume (order fulfillment and media costs), this exposure is reduced. e4L monitors exchange rate and/or forward contracts when and where appropriate. At September 30, 1999, e4L had outstanding forward contracts to hedge its Japanese Yen position in the amount of $3.9 million. These contracts mature through February 2000. e4L recognized an immaterial loss on forward contracts during the period ended September 30, 1999. In the long term, e4L has the ability to change the selling price of its products to a certain extent in order to react to major currency fluctuations, which may reduce a portion of the risk associated with local currency fluctuations. However, the significant currency devaluation and the economic downturn being experienced in certain foreign regions can have an adverse impact on e4L's operating results and cash flows in fiscal year 2000. Currently, e4L's major foreign currencies are the European Economic Union's Euro, Japanese yen, Australian dollar and New Zealand dollar, each of which has been subject to recent fluctuations.

     e4L's cash position continues to be pressured by the losses incurred during each of its prior two fiscal years and during the six months ended September 30, 1999. While e4L's credit facility has helped its liquidity position, e4L needs to continue to implement certain plans and actions designed to rebuild its business, including the ability to utilize or sublease the Eutelstat Satelite, the continued introduction of successful new shows and products, more successfully leverage its media, and to return e4L to profitability in order to improve its liquidity position. No assurances can be given that any of these actions will be successful.

Year 2000 Implications

     e4L has reviewed the implications of Year 2000 compliance and has completed its process and believes that e4L's information systems and software applications will manage dates beyond 1999. e4L, as with all direct marketing and electronic commerce companies, is heavily dependent upon computer systems for all phases of its operations. For this reason, it aggressively addressed the Year 2000 issue to mitigate the effect on software performance. Aggregate costs for work related to Year 2000 efforts were approximately $1.5 million. Operating costs related to the Year 2000 compliance project were incurred over several quarters and were expensed as incurred.

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

     e4L has identified and initiated formal communications with key suppliers and merchandise vendors to determine the extent to which e4L will be vulnerable to such parties' failures to address and resolve their Year 2000 issues. In addition, e4L now requires its vendors to provide representations and warranties in all new contracts that there are no Year 2000 issues that could impact vendor performance, and e4L also obtains indemnification for damages it may suffer due to a vendor's failure to comply with Year 2000 requirements. Although e4L is not aware of any known third party problem that will not be corrected, e4L has limited information concerning the Year 2000 readiness of third parties.

     While e4L has implemented the changes necessary to address the Year 2000 issue for systems and equipment it uses within e4L, and believes that the modifications to existing software, conversions to new software, and appropriate replacement of equipment, the Year 2000 issue is not likely to pose significant operational problems. However, if e4L's vendors' or suppliers' systems are not modified to become Year 2000 compliant, the Year 2000 issue may have a material impact on the results of operations and financial condition of e4L. e4L is presently unable to assess the likelihood that it will experience significant operational problems due to unresolved Year 2000 problems of third parties. Specific factors that might cause differences include, but are not limited to, the success achieved by e4L's suppliers in reaching Year 2000 readiness, the timely availability of necessary replacement equipment, and similar uncertainties should such need arise.

     E4L believes the most likely worst-case scenarios that it might confront with respect to the Year 2000 issues have to do with the possible failure in one or more geographic regions of third party systems over which e4L has no control, such as, but not limited to, power and telephone service, and vendors that supply manufactured products and services.

Factors That May Effect Future Performance

e4L has historically suffered losses which have adversely affected cash flow

     e4L incurred significant losses in four of its last five fiscal years. e4L also reported a net loss of approximately $43.6 million for fiscal year 1999 and a loss of $10.7 million during the six months ended September 30, 1999. Because of e4L's historical financial condition as well as other unfavorable conditions, e4L developed a business plan and has begun implementing new strategies designed to increase net revenue, reduce costs and return it to profitability. If the business plan does not adequately address the circumstances and situations which resulted in e4L's historic poor performance, e4L would be required to seek alternative forms of financing, the availability of which is uncertain, or be forced to go out of business.

The direct response marketing and electronic commerce industries are extremely competitive

     e4L experiences extreme competition for products, customers and media access in the direct response marketing and electronic commerce industries. Accordingly, to be successful, e4L must:

     Accurately predict consumer needs, market conditions, including consumers' acceptance of the Internet as a medium for commerce and competition; Introduce successful products;
     Produce compelling direct response television programs and Internet sales initiatives;
     Acquire appropriate amounts of media time;
     Manage its media time effectively;
     Fulfill customer orders timely and efficiently;
     Provide courteous and informative customer service;
     Maintain adequate vendor relationships and terms;
     Enhance successful products to generate additional sales;
     Expand the methods used to sell products, including greater use of the Internet as a sales medium;
     Expand in existing geographic markets; and Integrate acquired companies and businesses efficiently.

     e4L's recent operating results were primarily caused by delays in product introductions, lack of successful products, failure to adequately leverage its global spending and deteriorating economic conditions in the Asian (including the South Pacific Rim) market. e4L actively seeks out new products, new sources of products and alternative distribution channels, including wholesale/retail and the Internet. e4L cannot be certain that inventors and product manufacturers will select it to market their products. Significant delays in product introductions or a lack of successful products could prevent e4L from selling adequate amounts of its products and otherwise have a negative effect on e4L's business.

e4L depends upon foreign sales for revenue, which expose e4L to additional risks

     e4L markets products to consumers in over 70 countries. In recent years, e4L has derived approximately forty percent of its net revenue from sales to customers outside the United States and Canada. e4L's largest international markets are Europe and Asia, primarily Japan, Australia and New Zealand. The economic downturn in the Asian region has had and, for the foreseeable future, may continue to have, an adverse effect on e4L. e4L's international expansion has caused an increase in its working capital requirements due to the additional time required to deliver products abroad and receive payment from foreign countries.

     While e4L's foreign operations have the advantage of airing direct response television programs that have already proven successful in the United States, as well as successful direct response television programs produced by other direct marketing companies with limited media access and distribution capabilities, there can be no assurance that e4L's foreign operations will continue to generate similar revenue or operate profitability. Competition in the international marketplace is intense. In addition, e4L is subject to many risks associated with doing business abroad including: (i.) adverse fluctuations in currency exchange rates; (ii.) transportation delays and interruptions; (iii.) political and economic disruptions; (iv.) the imposition of tariffs and import and export controls; and (v.) increased customs or local regulations.

     The occurrence of any of these risks could have an adverse effect on e4L's business.

As e4L enters new markets, it is confronted with new and complex issues

     As e4L enters new markets, it is faced with the uncertainty of never having done business in that country's particular commercial, political and social environment. Accordingly, despite e4L's best efforts, the likelihood of success is unpredictable for reasons particular to each new market. For example, e4L's success in any new market is based primarily on strong product acceptance by consumers in the new market. It is also possible that, despite e4L's apparently successful entrance into a new market, some unforeseen circumstance could arise which would limit e4L's ability to continue to do business, operate profitability or to expand in that new market.

e4L depends on the introduction of successful new products to be profitable

     e4L is dependent on its continuing ability to introduce successful new products to supplement or replace existing products as they mature through their product life cycles. e4L's five most successful products each year typically account for a substantial amount of e4L's annual net revenue. Generally, e4L's successful products change from year to year. Accordingly, e4L's future results of operations depend on its ability to introduce successful products consistently and to capture the full revenue potential of each product at all stages of consumer marketing and distribution channels during the product's life cycle.

     In addition to a supply of successful new products, e4L's revenue and results of operations depend on a positive customer response to its direct response television programming, the effective management of product inventory and other factors. Customer response to e4L's programming depends on many variables, including the appeal of the products being marketed, the effectiveness of the direct response program, the availability of competing products and the timing and frequency of program airings. There can be no assurance that e4L's programming will receive market acceptance.

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

     The average United States and international product life cycle is less than two years. Generally, products generate their most significant revenue in their first year of sales. In addition, e4L must adapt to market conditions and competition as well as other factors which may cut short a product's life cycle and adversely affect e4L's results of operations.

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

e4L depends on third party manufacturers and service providers for many of its activities

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

e4L must be able to acquire and effectively use media time to sell products and build brand awareness

     e4L must have access to media time to televise its direct response television programming on cable and broadcast networks, network affiliates and local stations. e4L purchases a significant amount of media time from cable television and satellite networks, which assemble programming for transmission to cable system operators. If demand for airtime increases, cable system operators and broadcasters may limit the amount of time available for these broadcasts. Larger multiple cable system operators have begun selling 'dark' time, (i.e., the hours during which a network does not broadcast its own programming) to third parties which may cause prices for such media to rise. Significant increases in the cost of media time or significant decreases in e4L's access to media could adversely impact e4L. In addition, periodic world events may limit e4L's access to air time and reduce the number of persons viewing e4L's direct response programming in one or more markets, which would adversely impact e4L for these periods.

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

e4L has been subject to numerous lawsuits and regulatory actions

     There have been many lawsuits against companies in the direct marketing industry. In recent years, e4L has been involved in significant legal proceedings and regulatory actions by the FTC and CPSC, which have resulted in significant costs and charges to e4L. In addition, e4L, its wholly owned subsidiary, Positive Response Television, Inc. and Positive Response's chief executive officer are subject to FTC consent orders which require them to submit periodic compliance reports to the FTC. Any additional FTC or CPSC violations or significant new litigation could have an adverse effect on e4L's business.

e4L is exposed to product liability claims by consumers

     Products sold by e4L may expose it to potential liability from damage claims by users of the products. In certain instances, e4L is able to obtain contractual indemnification rights against these liabilities from the manufacturers of the products. In addition, e4L generally requires its manufacturers to carry product liability insurance. However, e4L cannot be certain that manufacturers will maintain this insurance or that their coverage will be adequate to cover all claims. In addition, e4L cannot be certain that it will be able to maintain its insurance coverage or obtain additional coverage on acceptable terms, or that its insurance will provide adequate coverage against all claims.

e4L competes with many other types of companies for customers

     e4L competes directly with companies which generate sales from direct response television programs and other direct marketing and electronic commerce companies. e4L also competes with a large number of consumer product retailers, many of which have substantially greater financial, marketing and other resources than e4L. Some of these retailers have recently begun, or indicated that they intend to begin, selling products through direct response marketing methods, including sales in various e-commerce channels, such as the Internet. e4L also competes with companies that make imitations of e4L's products at substantially lower prices, which may be sold in department stores, pharmacies, general merchandise stores and through magazines, newspapers, direct mail advertising, catalogs and the Internet.

e4L places great reliance on its key personnel

     e4L's executive officers have substantial experience and expertise in direct response sales and marketing, electronic commerce and media. In particular, e4L is highly dependent on certain of its employees responsible for product development and production of direct response television programs. If any of these individuals leave e4L, e4L's business could be negatively affected.

e4L's business could be adversely affected by Year 2000 issues

     The operation of e4L's business is dependent on its management information systems, computer hardware, software programs and operating systems. Computer technology is used in several key areas of e4L's business, including merchandise purchasing, inventory management, pricing, sales, shipping and financial reporting, as well as in various administrative functions. While e4L believes its internal systems are fully Year 2000 compliant, e4L is dependent on third-party suppliers and vendors and will be vulnerable to such party's failures to address and resolve their Year 2000 issues. While e4L is not aware of any known third party problems that will not be corrected, e4L has limited information concerning the Year 2000 readiness of third parties. If management is incorrect, Year 2000 problems could have a negative effect on e4L and its business.

e4L's business is affected by seasonality issues

     e4L's revenue varies throughout the year. e4L's revenue have historically been highest in its third and fourth fiscal quarters and lower in its first and second fiscal quarters due to fluctuations in the number of television viewers. These seasonal trends have been and may continue to be affected by the timing and success of new product offerings and the potential growth in e4L's electronic commerce businesses.

e4L's stock price may be adversely affected by sales of its convertible securities

     Sales of a substantial number of shares of e4L's common stock in the public market could adversely affect the market price of e4L's common stock outstanding. As of October 31, 1999, there are approximately 34.6 million shares of e4L common stock outstanding, nearly all of which are freely tradable. In addition, approximately 46.2 million shares of e4L common stock are currently reserved for issuance upon the exercise of outstanding options and warrants and the conversion of convertible preferred stock. For example, approximately 16.6 million shares of common stock may be issued to holders of e4L's Series D Convertible Preferred Stock (based on a conversion price of $1.073125 per share) and approximately 11.9 million shares of common stock may be issued to holders of e4L's Series E Convertible Preferred Stock (based on a conversion price of $1.50 per share).

Part II.  Other Information

Item 1.  Legal Proceedings

       The information contained in Note 7, "Commitments and Contingencies," to the unaudited Condensed Consolidated Financial Statements in Part I of this report is incorporated herein by reference. All of the matters referred to in Note 7 have been the subject of disclosure in e4L's previously filed reports on Form 10-Q and/or Form 10-K.

Item 6.  Exhibits and Reports on Form 8-K

(a) The following exhibits are included herein or incorporated by reference herein:

       27.1  Financial Data Schedule

(b) e4L filed the following Current Reports on Form 8-K during the three month period ended September 30, 1999:

       e4L filed a Current Report on Form 8-K dated August 30, 1999, reporting under Item 5, the sale of $5.0 million of Series F convertible preferred stock to three institutional investors.

       e4L filed a Current Report on Form 8-K dated September 22, 1999, reporting under Item 5, the execution of a definitive agreement to acquire Flageoli Limited for approximately $60.0 million, and the execution of a letter of intent with a lender to purchase $37.5 million aggregate principal amount of senior subordinated notes.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   e4L, Inc.


Date:  November 12, 1999           /s/ Stephen C. Lehman
                                   -------------------------------------------
                                       Stephen C. Lehman
                                       Chief Executive Officer and Chairman of
                                       the Board of Directors


Date:  November 12, 1999           /s/ Daniel M. Yukelson
                                   -------------------------------------------
                                       Daniel M. Yukelson
                                       Executive Vice President/Finance and
                                       Chief Financial Officer, and Secretary