Form 10-Q
period 1999-12-31
E4L INC
filed 2000-02-14
CIK 70412

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended December 31, 1999

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   ______________  to  ______________ .


                         Commission file number 1-6715


                                   e4L, Inc.
         ------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                       13-2658741
--------------------------------------------------------------------------------
(State or Jurisdiction of Incorporation     (I.R.S. Employer Identification No.)
        or Organization)


                     15821 Ventura Boulevard, 5th Floor
                         Los Angeles, California 91436
--------------------------------------------------------------------------------
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


Yes  [X]   No  [_]


There were 37,938,825 issued and outstanding shares of registrant's common stock, par value $.01 per share, at January 31, 2000, net of 855,208 shares of common stock held in treasury as of such date.

                                   e4L, Inc.
                                   ---------

                                     INDEX
                                     -----

                                                                                 Page
                                                                                 ----
Facing Sheet......................................................................  1

Index.............................................................................  2

Part I.   Financial Information

          Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets at December 31, 1999
           and March 31, 1999.....................................................  3

          Condensed Consolidated Statements of Operations for the
           three months ended December 31, 1999 and 1998.........................   4

          Condensed Consolidated Statements of Operations for the
           nine months ended December 31, 1999 and 1998..........................   5

          Condensed Consolidated Statements of Cash Flows for the
           nine months ended December 31, 1999 and 1998..........................   6

          Notes to Unaudited Condensed Consolidated Financial
           Statements.............................................................  7

          Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations......................... 12

Part II.  Other Information

          Item 1.   Legal Proceedings............................................. 24

          Item 6.   Exhibits and Reports on Form 8-K.............................. 24

Signatures........................................................................ 25

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)


                                   e4L, Inc.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and per share amounts)


                                                                                                      December 31,      March 31,
                                                                                                          1999             1999
                                                                                                    --------------   -------------
                                                                                                      (Unaudited)     (See Note 1)
                                       ASSETS
                                       ------
Current assets:
 Cash and cash equivalents..........................................................................     $     608       $   7,574
 Restricted cash....................................................................................         2,836             524
 Accounts receivable, net...........................................................................        26,289          35,681
 Inventories, net...................................................................................        21,530          16,229
 Prepaid media......................................................................................         1,516             836
 Deferred costs.....................................................................................         2,077           3,329
 Prepaid expenses and other current assets..........................................................         2,375           1,050
 Deferred income taxes..............................................................................         2,595           2,595
                                                                                                      ------------   -------------
  Total current assets..............................................................................        59,826          67,818

Property and equipment, net.........................................................................         6,313           8,119
Excess of cost over net assets of acquired businesses and
 other intangible assets, net.......................................................................        20,666          21,737
Other assets........................................................................................         1,103           1,127
                                                                                                      ------------   -------------
 Total assets.......................................................................................     $  87,908       $  98,801
                                                                                                      ============   =============

                          LIABILITIES AND SHAREHOLDERS' EQUITY
                          ------------------------------------
Current liabilities:
 Accounts payable...................................................................................     $  14,887       $  18,174
 Accrued expenses...................................................................................        19,293          25,017
 Deferred revenue...................................................................................         2,648             511
 Income taxes payable...............................................................................           655             476
 Deferred income taxes..............................................................................         1,552           1,552
 Current portion of long-term debt and capital lease obligations....................................         1,343           8,119
                                                                                                      ------------   -------------
  Total current liabilities.........................................................................        40,378          53,849

Long-term debt and capital lease obligations........................................................        13,091             135
Deferred income taxes...............................................................................         1,043           1,043
Other liabilities...................................................................................         4,281           6,027

Shareholders' equity:
 Preferred stock, $0.01 par value; authorized 10,000,000 shares; issued 5,000 shares Series B convertible preferred stock at December 31, and March 31, 1999; 17,676 and 18,618 shares
  Series D convertible preferred stock at December 31, and March 31, 1999, respectively;
  14,195 and 20,000 shares Series E convertible preferred stock at December 31, and
  March 31, 1999,  respectively; and 5,000 shares Series F convertible preferred
  stock at December 31, 1999........................................................................             1               1
 Common stock, $0.01 par value; authorized 150,000,000 shares; issued
  38,348,490 and 32,347,284 shares, at December 31, and March 31, 1999,
  respectively......................................................................................           383             323
 Additional paid-in capital.........................................................................       190,738         183,540
 Retained deficit...................................................................................      (145,830)       (129,489)
                                                                                                      ------------   -------------
                                                                                                            45,292          54,375
 Treasury stock, 855,208 and 874,044 shares, at cost at December 31, and
  March 31, 1999, respectively......................................................................        (6,557)         (6,701)
 Note receivable, officer...........................................................................             -            (545)
 Foreign currency translation adjustment............................................................        (9,620)         (9,382)
                                                                                                      ------------   -------------
  Total shareholders' equity........................................................................        29,115          37,747
                                                                                                      ------------   -------------
  Total liabilities and shareholders' equity........................................................     $  87,908       $  98,801
                                                                                                      ============   =============

           See notes to condensed consolidated financial statements.

                                   e4L, Inc.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                   (In thousands, except per share amounts)


                                                                                      Three Months Ended December 31,
                                                                                      -------------------------------
                                                                                         1999                 1998
                                                                                      ----------            ---------
Revenue:
 Products.................................................................                $51,378             $ 81,922
 Commission and other.....................................................                  3,169                1,237
                                                                                       ----------            ---------
Net revenue...............................................................                 54,547               83,159

Operating costs and expenses:
 Media....................................................................                 12,723               28,807
 Product and other direct.................................................                 34,242               47,926
 Selling, general and administrative......................................                  7,990                9,320
 Depreciation, amortization and non-cash compensation.....................                  1,308                1,544

 Unusual charges..........................................................                    411               21,680
                                                                                       ----------            ---------
Total operating costs and expenses........................................                 56,674              109,277
                                                                                       ----------            ---------
Loss from operations                                                                       (2,127)             (26,118)
Other:
   Loss on equity investment in BuyItNow.com, LLC.........................                  2,957                    -
   Interest expense.......................................................                    414                  528
                                                                                       ----------            ---------
Loss before income taxes and extraordinary item...........................                 (5,498)             (26,646)
   Income taxes...........................................................                    105                  105
                                                                                       ----------            ---------
Loss before extraordinary item............................................                 (5,603)             (26,751)
    Extraordinary item - gain on extinguishment of debt, net
    of income taxes.......................................................                      -                4,876
                                                                                       ----------            ---------
Net loss..................................................................                $(5,603)            $(21,875)
                                                                                       ==========            =========
Net loss per common share - basic and diluted:
    Loss before extraordinary item........................................                 $(0.18)              $(1.04)
    Extraordinary item - gain on extinguishment of debt...................                      -                 0.18
                                                                                       ----------            ---------
Net loss per common share.................................................                 $(0.18)             $( 0.86)
                                                                                       ==========            =========
Weighted average number of common shares outstanding -
  Basic and diluted.......................................................                 35,127               26,803
                                                                                       ==========            =========

      See notes to unaudited condensed consolidated financial statements.

                                   e4L, Inc.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                    (In thousands, except per share amounts)

                                                                                     Nine Months Ended December 31,
                                                                                    ------------------------------
                                                                                        1999             1998
                                                                                    ------------      ------------
Revenue:
 Products........................................................................      $189,558         $248,826
 Commission and other............................................................         6,801            4,152
                                                                                       --------         --------
Net revenue......................................................................       196,359          252,978
Operating costs and expenses:
 Media...........................................................................        62,748           87,942
 Product and other direct........................................................       116,653          146,184
 Selling, general and administrative.............................................        23,457           29,585
 Depreciation, amortization and non-cash compensation............................         3,898            4,371
 Unusual charges.................................................................           411           20,481
                                                                                       --------         --------
Total operating costs and expenses...............................................       207,167          288,563
                                                                                       --------         --------
Loss from operations ............................................................       (10,808)         (35,585)
Other:
 Loss on equity investment in BuyItNow.com, LLC..................................         4,130                -
 Interest expense................................................................         1,128            3,030
                                                                                       --------         --------
Loss before income taxes and extraordinary item..................................       (16,066)         (38,615)
Income taxes.....................................................................           275              335
                                                                                       --------         --------
Loss before extraordinary item...................................................       (16,341)         (38,950)
 Extraordinary item - gain on extinguishment of debt, net
 of income taxes.................................................................             -            4,876
                                                                                       --------         --------
Net loss.........................................................................      $(16,341)        $(34,074)
                                                                                       ========         ========
Net loss per common share - basic and diluted:
 Loss before extraordinary item..................................................      $  (0.59)        $  (1.55)
 Extraordinary item - gain on extinguishment of debt.............................             -             0.19
                                                                                       --------         --------
Net loss per common share........................................................      $  (0.59)        $  (1.36)
                                                                                       ========         ========
Weighted average number of common shares outstanding -
 Basic and diluted...............................................................        33,269         $ 25,898
                                                                                       ========         ========

      See notes to unaudited condensed consolidated financial statements.

                                   e4L, Inc.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                (In thousands)

                                                                                     Nine Months Ended December 31,
                                                                                 --------------------------------------
                                                                                       1999                   1998
                                                                                  ---------------       ---------------
Cash flows from operating activities:
Net loss.....................................................................           $ (16,341)             $(34,074)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization...........................................               3,428                 4,221
     Gain on extinguishment of debt..........................................                   -                (4,876)
     Non-cash loss on equity investment in BuyItNow.com, LLC.................                 500                     -
     Non-cash compensation...................................................                 470                  (937)
     Non-cash portion of unusual charges.....................................                   -                 7,452
     Changes in operating assets and liabilities, net........................              (4,942)               13,787
     Other...................................................................              (1,328)                3,608
                                                                                        ---------              --------
Net cash used in operating activities........................................             (18,213)              (10,819)

Cash flows from investing activities:
    Additions to property and equipment......................................                (647)                 (871)
    Investment in securities available for sale..............................                   -                  (488)
                                                                                        ---------              --------
Net cash used in investing activities........................................                (647)               (1,359)

Cash flows from financing activities:
 Proceeds from long-term debt................................................             147,177                 2,136
 Payments on long-term debt, notes payable and capital lease obligations.....            (140,997)              (27,749)
 Net proceeds from issuance of preferred stock...............................               4,449                17,943
 Exercise of stock options and warrants......................................               2,651                 8,252
 Loan to officer.............................................................                   -                  (406)
                                                                                        ---------              --------
Net cash provided by financing activities....................................              13,280                   176
Effect of exchange rates on cash and cash equivalents........................              (1,386)                  554
                                                                                        ---------              --------
      Net decrease in cash and cash equivalents..............................              (6,966)              (11,448)
Cash and cash equivalents, beginning of period...............................               7,574                17,915
                                                                                        ---------              --------
Cash and cash equivalents, end of period.....................................           $     608              $  6,467
                                                                                        =========              ========

       See notes to unaudited condensed consolidated financial statement
                                      e4L
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                               December 31, 1999

1.  Basis of Presentation

     The accompanying unaudited Condensed Consolidated Financial Statements of e4L, Inc. and subsidiaries ("e4L") have been prepared in accordance with generally accepted accounting principles for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-
X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. In the opinion of e4L's management, all adjustments (consisting of normal, recurring items and accruals) considered necessary for a fair presentation have been included. Results of operations for the three month and nine month periods ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in e4L's annual report on Form 10-K for the year ended March 31, 1999.

     The balance sheet at March 31, 1999 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required under generally accepted accounting principles for complete financial statement presentation.

Impact of Recently Issued Accounting Pronouncements

     During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of derivatives are accounted for depending on the use of the derivatives and whether the derivatives qualify for hedge accounting. SFAS No. 133 will be effective for e4L beginning in fiscal year 2001. The adoption of SFAS No. 133 is not expected to have a material impact on the financial position or results of operations of e4L.

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

     The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

                                                                         Three Months Ended               Nine Months Ended
                                                                              December 31,                    December 31,
                                                                   -------------------------------    -----------------------------
                                                                         1999           1998             1999               1998
                                                                   -------------     -------------    -------------     -----------
Net loss......................................................        $(5,603)       $(21,875)        $(16,341)          $(34,074)

 Effect of beneficial conversion features and accrued
    dividends on convertible preferred stock (1)..............           (657)         (1,200)          (3,396)            (1,187)
                                                                      -------        --------         --------           --------
Adjusted net loss-basic and diluted earnings per share........        $(6,260)       $(23,075)        $(19,737)          $(35,261)
                                                                      -------        --------         --------           --------
Weighted average shares outstanding - basic and diluted.......         35,127          26,803           33,269             25,898
                                                                      =======        ========         =========          ========
Basic and diluted earnings per share (2)......................        $( 0.18)       $  (0.86)        $ ( 0.59)          $  (1.36)
                                                                      ========       ========         =========          ========

(1) For nine months ended December 31, 1998, represents reversal of previously recorded accrued premium on Series C Preferred Stock of $690, net of the current premium earned on Series D Preferred Stock of $1,877.

(2) Convertible preferred stock convertible into 27.1 million and 31.7 million shares of common stock, and stock options and warrants to purchase common stock exercisable into 16.6 million and 17.0 million shares of common stock have been excluded from the calculation of diluted loss per share as the effect of such securities is anti-dilutive.

3.  Income Taxes

     e4L recorded income tax expense of $275,000 and $335,000 for the nine months ended December 31, 1999 and 1998, respectively, due to tax liabilities associated with its Austral-Asian operations. Income tax benefits on United States and certain foreign losses and loss carryovers have been fully reserved until realized.

4.  Comprehensive Income

     Comprehensive income for the three and nine month periods ended December 31, 1999 and 1998 is as follows (in thousands):

                                                                  Three Months Ended                Nine Months Ended
                                                                      December 31,                      December 31,
                                                            --------------------------------    -----------------------------
                                                                1999               1998               1999           1998
                                                            -----------       ------------      ------------      -----------
Net Loss...................................................     $(5,603)          $(21,875)         $(16,341)        $(34,074)
 Foreign currency translation adjustments..................          59              2,616              (238)             674
 Net unrealized gain on securities available for sale......           -              5,212                 -            5,212
                                                            -----------       ------------      ------------      -----------
Total comprehensive loss...................................     $(5,544)          $(14,047)         $(16,579)        $(28,188)
                                                            ===========       ============      ============      ===========


5. Segment and Geographic Information

     e4L operates in one industry segment and is engaged in the direct marketing of consumer products principally through direct response television and electronic commerce. e4L evaluates performance and allocates resources based on several factors, of which the primary financial measure is EBITDA, or earnings before interest, taxes, depreciation and amortization, non-cash compensation charges and other income (expense). e4L also excludes unusual charges and income (loss) on investment in computing EBITDA.

     Accounting policies of e4L's geographic business segments are the same as those described in the summary of significant accounting policies set forth in the notes to e4L's audited financial statements included in e4L's Form 10-K with respect to its fiscal year ended March 31, 1999. Business segment assets consist of the owned assets used in each geographic area. The production and corporate components of EBITDA include the costs incurred to produce direct response television programming, costs of product development and general and administrative expense. EBITDA does not reflect an allocation of production or corporate costs to the geographic business segments, which is consistent with management's review of each segment's financial performance. Production and corporate assets primarily consist of cash, property and equipment, and intangible assets.

     Information with respect to e4L's operations by geographic area, is set forth below (in thousands):

                                                                         Three Months Ended               Nine Months Ended
                                                                             December 31,                    December 31,
                                                                    --------------------------       ----------------------------
                                                                      1999               1998           1999                1998
                                                                    ---------         --------       ----------        ----------
Net revenue:
United States..................................................        $31,376         $50,658         $126,272            $155,593
Europe.........................................................          4,727          15,548           18,607              48,562
Asia...........................................................         18,409          16,817           51,411              47,198
Other..........................................................              -              60                -               1,385
Production and corporate.......................................             35              76               69                 240
                                                                       -------         -------         --------            --------
Total..........................................................        $54,547         $83,159         $196,359            $252,978
                                                                       =======         =======         ========            ========

                                                                  Three Months Ended          Nine Months Ended
                                                                     December 31,               December 31,
                                                                 ---------------------     ----------------------
                                                                    1999         1998        1999         1998
                                                                 --------     --------     ---------     ---------
EBITDA:
United States..................................................   $ 1,873      $   965      $  1,095      $  8,470
Europe.........................................................    (1,217)       2,286        (1,131)        2,493
Asia...........................................................     2,298        1,241         5,958        (1,326)
Other..........................................................         -           (9)            -          (448)
Production and corporate.......................................    (3,362)      (7,377)      (12,421)      (19,922)
                                                                 ----------   ---------    ----------    ----------
Total..........................................................   $  (408)     $(2,894)     $ (6,499)     $(10,733)
                                                                 ==========   =========    ==========    ==========

                                                                     December 31,          March 31,
                                                                         1999                1999
                                                                    -------------       -------------
Identifiable assets:
United States.................................................            $42,896             $45,357
Europe........................................................              5,471              11,654
Asia..........................................................             28,464              30,317
Other.........................................................                  -                 261
Production and corporate......................................             11,077              11,212
                                                                    -------------       -------------
Total.........................................................            $87,908             $98,801
                                                                    =============       =============

  The reconciliation of EBITDA to loss before income taxes and extraordinary item is set forth below (in thousands):

                                                                         Three Months Ended            Nine Months Ended
                                                                             December 31,                 December 31,
                                                                     ----------------------------  ---------------------------
                                                                         1999            1998         1999            1998
                                                                     ------------     -----------  -----------     -----------
EBITDA...........................................................      $  (408)        $ (2,894)     $ (6,499)       $(10,733)

Less:
   Depreciation, amortization and non-cash compensation                  1,308            1,544         3,898           4,371
   Unusual charges ..............................................          411           21,680           411          20,481
   Loss on equity investment in BuyItNow.com, LLC................        2,957                -         4,130               -
   Interest expense..............................................          414              528         1,128           3,030
                                                                       -------         --------      --------        --------
   Loss before income taxes and extraordinary item...............      $(5,498)        $(26,646)     $(16,066)       $(38,615)
                                                                       =======         ========      ========        ========

6.  Investment In BuyItNow.com, LLC

     On June 7, 1999, e4L consummated a transaction with BuyItNow, Inc. ("Buyitnow") pursuant to which e4L and Buyitnow formed BuyItNow.com LLC ("Buyitnow LLC"). Buyitnow LLC was formed through the contribution by Buyitnow of substantially all of its assets and liabilities, and the contribution by e4L of, among other things, e4L's (i.) on-line business of "As Seen on TV" products, and (ii.) a commitment to promote Buyitnow LLC within e4L programs for a three year term. In addition, e4L issued 500,000 warrants to purchase e4L common stock to Buyitnow. Concurrent with the closing, Clear Channel Communications, Inc. acquired an approximate 6.0% equity interest in Buyitnow LLC in exchange for a contribution of $12.5 million of radio broadcast and outdoor media. During June 1999, NBC Interactive, Inc. acquired an approximate 7.0% equity interest in Buyitnow LLC in exchange for their contribution of $15.0 million of Internet media. On November 16, 1999, Emmis Communications acquired an approximate 2.3% interest in Buyitnow for a cash investment of $5.0 million. In exchange for its contributions to Buyitnow LLC, and issuance of the warrants to Buyitnow, e4L currently owns an approximate 41.0% equity interest in Buyitnow LLC. The tangible assets and liabilities contributed by e4L to Buyitnow LLC were not material.

     e4L has accounted for its investment in Buyitnow LLC using the equity method, as Buyitnow LLC is not majority owned or controlled by e4L. During the three and nine months ended December 31, 1999, e4L recorded a loss on its equity investment in Buyitnow LLC of approximately $3.0 million and $4.1 million, respectively. Included in e4L's balance sheet at December 31, 1999 is a $1.4 million of account receivable from Buyitnow LLC.

     A summary of Buyitnow LLC's unaudited condensed consolidated financial information is as follows:

Condensed Consolidated Statement of Operations:

                                                                   Three Months ended     Nine Months ended
                                                                    December 31, 1999     December 31, 1999
                                                                   ------------------    -------------------
Net revenue.....................................................          $ 3,816              $  6,739
Gross margin....................................................          $     6              $    128
Net loss........................................................          $(8,592)             $(16,184)

Condensed Consolidated Statement of Financial Condition:

                                                                    December 31, 1999
                                                                   ------------------
Current assets..................................................          $ 4,272
Non-current assets..............................................            6,175
                                                                          -------
     Total assets...............................................          $10,447
                                                                          =======

Current liabilities.............................................          $12,653
Member's deficit................................................           (2,206)
                                                                          -------
     Total liabilities and members deficit......................          $10,447
                                                                          =======

7.   Settlement of Executive Officer Loans and Advance

     In March 1998, e4L entered into an employment agreement with an executive pursuant to which, among other things, e4L loaned the executive $545,000 with interest at the prime rate of interest plus 1 1/2 percent ("Note") of which $659,966 was owing at December 31, 1999. As collateral for the loan, the executive originally pledged 339,784 shares of e4L common stock owned by the executive, which collateral was subsequently released by e4L between April 1999 and October 1999. The executive also held an allowance from e4L in the amount of $18,000 ("Advance"), bearing no interest, and acted as a surety for a debt owing to e4L in the amount of $44,376 at December 31, 1999 ("Surety Loan").

     During January 2000, e4L and the executive entered into a settlement agreement and mutual release ("Settlement Agreement") with respect to the amounts owed and certain other claims. Under the terms of the Settlement Agreement, e4L agreed to forgive the Note and interest due thereon, the Advance was offset against certain amounts owed to the executive by e4L, and the executive agreed to repay the Surety Loan and interest on or before March 31, 2000. In addition, certain employee stock options granted to the executive were extended through December 31, 2000, and the executive's employment with e4L is to be terminated effective March 31, 2000.

8.   Credit Agreement - Term Loan

     In December 1998, e4L entered into a three-year credit agreement with a senior lender (the "Credit Agreement") that provides for a revolving credit facility with a maximum of $20.0 million. In February 2000, e4L amended the Credit Agreement whereby it obtained a $5.0 million term loan ("Term Loan"). The Term Loan bears interest at the rate of 13% per annum, and is due in December 2002 concurrent with the expiration of e4L's Credit Agreement. In connection with the Term Loan, e4L granted to its senior lender 5-year warrants to purchase 325,000 shares of its common stock at an exercise price of $2.5625 per share.

9.   Commitment & Contingencies

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

     In February 1999, e4L filed a complaint against The Media Group, Inc. ("TMG"), a direct marketing company located in Stamford, Connecticut, for trademark infringement, declaratory relief, breach of written contract, breach of oral contract, and other causes of action in the United States District Court for the Central District of California. Shortly thereafter, TMG filed a separate complaint in the Pennsylvania Court of Common Pleas for the County of Philadelphia claiming that e4L allegedly breached a purported oral agreement to provide TMG with a right of first refusal to market e4L's products with a retail sale price of less than $99.00. The matters were settled during November 1999.

Regulatory Matters

     During July 1998, in accordance with applicable regulations, e4L notified the Consumer Products Safety Commission ("CPSC") of breakages that were occurring with respect to the first 20,000 units manufactured of its Red Devil Grill product. At the time, e4L proposed, and the CPSC accepted, fixing the affected part and other modifications. During February 1999 and October 1999, the CPSC requested additional information, including incident reports to which e4L responded. The CPSC reviewed e4L's responses, and made a preliminary determination that e4L may not have fully complied with the CPSC's information requests. e4L and the CPSC are discussing voluntary action to address the CPSC's concerns, including further replacement of the affected components or product recall. At present, management of e4L cannot predict whether the outcome of this matter will have a material adverse impact on e4L's financial condition or results of operations.

     During the year ended March 31, 1997, in accordance with applicable regulations, e4L notified the CPSC of breakages that were occurring with respect to its Fitness Strider product. e4L also notified the CPSC of its replacement of certain parts of the product with upgraded components. The CPSC reviewed e4L's test results in order to assess the adequacy of e4L's upgraded components. The CPSC also undertook its own testing of the product and, in November 1997, informed e4L that the CPSC compliance staff had made a preliminary determination that the Fitness Strider product and upgraded components present a substantial product hazard, as defined under applicable law. e4L and the CPSC staff are discussing voluntary action to address the CPSC's concerns, including replacement of the affected components. At present, management of e4L does not anticipate that any action agreed upon, or action required by the CPSC, will have a material adverse impact on e4L's financial condition or results of operations. e4L has also been contacted by Australian consumer protection regulatory authorities regarding the safety and fitness of the Fitness Strider product and another exercise product marketed only in Australia and New Zealand. At the present time, management cannot predict whether the outcome of these matters regarding the Fitness Strider and other exercise products will have a material adverse impact on e4L's financial condition or results of operations.

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

10.  Termination of Flageoli Transaction Agreement

     On September 22, 1999, e4L executed a definitive agreement ("Flageoli Transaction Agreement") to acquire Flageoli Limited, a Nevada limited liability company ("Flageoli"). The Flageoli Transaction Agreement provided, among other things, that the acquisition of Flageoli was to be consummated on or before December 31, 1999. Effective on December 31, 1999, the Flageoli Transaction Agreement expired, and the transaction has been mutually abandoned by e4L and Flageoli. In connection with the abandonment of the transaction, e4L wrote off $0.4 million of capitalized acquisition costs.

11.  Subsequent Event

     e4L is presently in discussions with two parties with respect to a potential equity investment and/or the purchase of subordinated debentures from e4L in amounts up to $10 million. During February 2000, e4L executed a non-binding term sheet with one such party.

     During February 2000, an executive advanced $0.5 million to e4L, which advance has been repaid.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     e4L has historically been engaged in the direct marketing of consumer products, primarily through direct response television programming (also known as "infomercials") and more recently through wholesale/retail distribution and electronic commerce on a global basis. In the United States, e4L has been dependent on a limited number of successful products to generate a significant portion of its net revenue. e4L's new strategies for future periods are designed with the intent to reduce the risk associated with relying on a limited number of successful products for a disproportionate amount of its revenue, expand e4L's leverage of its media expenditures and tailor e4L's operations in the United States to more efficiently deal with the cyclical nature of e4L's business.

     A key strategy for e4L's future is the expansion of its global direct response, wholesale/retail, membership services, continuity and electronic commerce businesses and the expansion of BuyItNow.com LLC ("Buyitnow LLC"). e4L will do this by leveraging its media expenditures, first in the United States and then internationally (i.e., using its media primarily as an advertising vehicle to build brand awareness). This strategy encompasses the more effective utilization and leveraging of its global marketing presence and media access, the continued development and marketing of innovative products to enhance its existing programs, the increased emphasis on developing other means of revenue generation such as membership services, wholesale/retail distribution expanded up-sell programs, continuity programs and use of customer list through rental arrangements. e4L uses its direct response television programming to generate a customer base which will be utilized in various other revenue generating initiatives as opposed to the television direct response sale historically being the end result of its business model or merely a one-time sale. e4L takes advantage of product brand awareness created by its television direct response programming globally, and also extends the sales life of its products through alternative distribution channels. These alternative channels include wholesale/retail arrangements, continuity sales programs and Internet marketing, among others.

     e4L's net revenue varies throughout the year. e4L's revenue has historically been highest in its third and fourth fiscal quarters and lowest in its first and second fiscal quarters due to seasonal fluctuations in the number of television viewers. These seasonal trends have been and may continue to be affected, however, by the timing and success of new product offerings, expansion of e4L's wholesale/retail and continuity programs, and the potential growth in e4L's electronic commerce and membership services businesses.

     In the discussion and analysis that follows, e4L discusses "EBITDA Deficit" and "EBITDA Deficit Margin." EBITDA Deficit consists of net income (loss) before interest, provision for income taxes, depreciation and amortization, non-cash compensation, other income (expense) and unusual charges. EBITDA Deficit Margin represents EBITDA Deficit as a percentage of net revenue. EBITDA Deficit does not represent cash flows as defined by generally accepted accounting principles and does not necessarily indicate that cash flows are sufficient or non-sufficient to fund all of e4L's liquidity requirements. EBITDA Deficit should not be considered in isolation or as a substitute for net income, cash from operating activities or other measures of liquidity determined in accordance with generally accepted accounting principles. e4L believes that EBITDA Deficit is a measure of financial performance widely used in the media and Internet/electronic commerce industries, and is useful to investors as a measure of e4L's financial performance.

Results of Operations

     The following table sets forth operating data of e4L as a percentage of net revenue for the periods indicated below.

                                                         Three Months Ended           Nine Months Ended
                                                            December 31,                 December 31,
                                                       ----------------------       ---------------------
                                                         1999          1998           1999         1998
                                                       --------      --------       --------     --------
Net revenue..........................................    100.0%        100.0%         100.0%       100.0%
Operating costs and expenses:
  Media..............................................     23.3          34.6           32.0         34.8
  Product and other direct...........................     62.8          57.6           59.4         57.8
  Selling, general and administrative................     14.6          11.2           11.9         11.7
  Depreciation, amortization and non-cash
  Compensation.......................................      2.4           1.9            2.0          1.7
  Unusual charges....................................      0.8          26.1            0.2          8.1
                                                        -------       -------        -------      -------
  Total operating costs and expenses.................    103.9         131.4          105.5        114.1
                                                        -------       -------        -------      -------
Loss from operations.................................     (3.9)        (31.4)          (5.5)       (14.1)
Other:
  Loss on equity investment in Buyitnow.com
  LLC................................................      5.4             -            2.1            -
  Interest expense...................................      0.8           0.6            0.6          1.2
                                                        ------       -------        -------      -------
Loss before income taxes and extraordinary item......    (10.1)        (32.0)          (8.2)       (15.3)
  Extraordinary item - gain on extinguishment of
    debt, net of income taxes........................        -           5.9              -          1.9
                                                         -------       -------        -------      -------
Net loss.............................................    (10.3%)       (26.3%)         (8.3%)      (13.5%)
                                                         =======       =======        =======      =======

Three Months Ended December 31, 1999 As Compared to Three Months Ended December
-------------------------------------------------------------------------------
31, 1998
--------

Net Revenue

     Net revenue was $54.5 million for the three months ended December 31, 1999, as compared to $83.2 million for the three months ended December 31, 1998, a decrease of $28.7 million or 34.4%.

     United States net revenue for the three months ended December 31, 1999 was $31.4 million as compared to $50.7 million for the three months ended December 31, 1998, a decrease of $19.3 million or 38.1%. The decrease was primarily attributable to fewer new direct response television programs and products distributed during the three months ended December 31, 1999, as compared to the comparable period in 1998, and focus on lower volume, higher margin wholesale/retail and ancillary revenue sources. Wholesale/retail and other ancillary revenue was $7.6 million for the three months ended December 31, 1999 as compared to $1.1 million for the three months ended December 31, 1998, an increase of $6.5 million.

     International net revenue for the three months ended December 31, 1999 was $23.1 million as compared to $32.4 million for the three months ended December 31, 1998, a decrease of $9.3 million or 28.6%. The decrease was primarily attributable to a $10.8 million, or 69.6%, decline in e4L's European net revenue resulting from the loss of two media contracts during the fourth quarter of fiscal year 1999. Austral-Asian net revenue increased approximately $1.6 million or 9.5% for the three months ended December 31, 1999 as compared to the three months ended December 31, 1998. This increase was due in part to a 21.2% increase in Australian net revenues mainly attributable to wholesale/retail net revenue and favorable currency fluctuations. In addition, International net revenue was favorably impacted by a 7.0% increase in Japanese net revenue.

Operating Costs and Expenses

     Total operating costs and expenses were $58.5 million for the three months ended December 31, 1999 as compared to $109.3 million for the three months ended December 31, 1998, a decrease of $50.8 million or 46.4%. The decrease was principally due to the decrease in net revenue and decreased unusual charges.

Media

     Media expenditures were $12.7 million for the three months ended December 31, 1999 as compared to $28.8 million for the three months ended December 31, 1998, a decrease of $16.1 million or 55.8%. e4L's worldwide ratio of media expenditures to net revenue decreased to 23.3% for the three months ended December 31, 1999 as compared to 34.6% for the three months ended December 31, 1998. Media expenditures for the three months ended December 31, 1999 have been reduced by approximately $3.1 million of United States media allocated in connection with e4L's investment in Buyitnow LLC, as more fully described in
Note 6 to the unaudited Condensed Consolidated Financial Statements. Both media expenditures and the worldwide ratio of media expenditures to net revenue decreased due to decreased net revenue, increased wholesale/retail and ancillary revenue which revenue generally requires less direct media, and the allocation of media to Buyitnow LLC.

Product and Other Direct Costs

     Product and other direct costs are principally variable and semi-variable, and consist of the cost of product fulfillment and warehousing, television program production, commissions and royalties, in-bound telemarketing, and credit card processing fees. Product and other direct costs were $34.2 million for the three months ended December 31, 1999 as compared to $47.9 million for the three months ended December 31, 1998, a decrease of $13.7 million or 28.6%. The decrease was primarily attributable to the decrease in net revenue.

     Product and other direct costs as a percentage of net revenue increased to 62.8% during the three months ended December 31, 1999 as compared to 57.6% for the three months ended December 31, 1998. United States and European product and other direct costs increased as a percentage of net revenue and Austral-Asian product and other direct costs decreased as a percentage of net revenue. The increase in United States product and other direct costs as a percentage of net revenue during the three month period was primarily attributable to increased wholesale/retail revenue, which revenue carries higher product costs, but lower media expenditures, and limited telemarketing charges.

     The decrease in Austral-Asian product and other direct costs as a percentage of net revenue was primarily attributable to cost reductions in certain Austral-Asian markets made possible by e4L's restructuring efforts during fiscal year 1999, including the closing of unprofitable markets and emphasis on higher margin retail/wholesale distribution of products. The increased European product and other direct costs as a percentage of net revenue was attributable to changes in product mix, increased licensee and wholesale/retail sales, and sales of third party products.

Selling, General and Administrative

     Selling, general and administrative expense was $8.0 million for the three months ended December 31, 1999 as compared to $9.3 million for the three months ended December 31, 1998, a decrease of $1.3 million or 14.3%. The decrease was attributable to e4L's continued cost reduction efforts, including its restructuring during the second half of fiscal year 1999. Selling, general and administrative expense as a percentage of net revenue increased from 11.2% for the three months ended December 31, 1998 to 14.6% for the three months ended December 31, 1999 due to decreased net revenue.

Depreciation, Amortization and Non-Cash Compensation

     Depreciation, amortization and non-cash compensation were $1.3 million for the three months ended December 31, 1999, as compared to $1.5 million for the three months ended December 31, 1998, a decrease of $0.2 million or 15.3%. The decrease was attributable to lower depreciation and amortization from the write-off of a portion of goodwill associated with e4L's Australia and New Zealand subsidiaries, and the write-off and/or acceleration of depreciation of certain property and equipment in connection with e4L's restructuring efforts in fiscal year 1999. The three months ended December 31, 1999 and 1998 include approximately $150,000 of non-cash compensation attributable to certain warrants to purchase common stock issued in connection with the Series E convertible preferred stock during fiscal year 1999.

Unusual Charges

     During the three months ended December 31, 1999, e4L wrote-off $0.4 million of capitalized acquisition costs as more fully described in Note 10 to the unaudited Condensed Consolidated Financial Statements.

     During the three month period ending December 31, 1998, e4L adopted a revised business plan under the direction of its new management team and board of directors. As a result, e4L undertook specific actions to reduce its overall cost structure and transition its business model from a television direct marketing company to an electronic commerce company. Certain of these actions resulted in pre-tax restructuring and unusual charges during the three months ended December 31, 1998 of $21.7 million.

Loss on Equity Investment in BuyItNow.com, LLC

     During the three months ended December 31, 1999, e4L recorded a loss on its equity investment in Buyitnow LLC of $3.0 million. Because Buyitnow LLC is not majority owned or controlled by e4L, e4L has accounted for its investment in Buyitnow LLC under the equity method. The loss represents the write-down of e4L's investment in Buyitnow LLC using the equity method of accounting.

Interest Expense

     Interest expense was $0.4 million for the three months ended December 31, 1999, as compared to $0.5 million for the three months ended December 31, 1998, a decrease of $0.1 million. This decrease was attributable to a decrease in e4L's average interest rate from 15.0% for the three months ended December 31, 1998, to 10.0% for the three months ended December 31, 1999.

Income Taxes

     e4L recorded income tax expense of $105,000 for the three months ended December 31, 1999 and 1998, respectively, attributable to certain of its Austral-Asian operations. Income tax benefits have not been recorded during the respective periods for United States and certain foreign losses, and such benefits have been fully reserved for. These benefits will be recorded when realized, reducing the effective tax rate on future United States and certain foreign earnings, if any.

Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) Deficit

     EBITDA Deficit was $(0.4) million for the three months ended December 31, 1999 as compared to an EBITDA Deficit of $(2.9) million for the three months ended December 31, 1998, an improvement of $2.5 million or 85.9%. EBITDA deficit margin was (0.7)% and (3.5)% during the three month periods ended December 31, 1999 and 1998, respectively.

Net Loss

     e4L incurred a net loss of $(5.6) million for the three months ended December 31, 1999, as compared to $(21.9) million for the three months ended December 31, 1998. During the three month period ended December 31, 1998, e4L recorded an extraordinary gain on extinguishment of debt of $4.8 million. Excluding the effects of the extraordinary item, net loss for the three months ended December 31, 1998 was $(26.8) million.


Nine Months Ended December 31, 1999 As Compared to Nine Months Ended December
-----------------------------------------------------------------------------
31, 1998
--------

Net Revenue

     Net revenue was $196.4 million for the nine months ended December 31, 1999, as compared to $253.0 million for the nine months ended December 31, 1998, a decrease of $56.6 million or 22.4%.

     United States net revenue for the nine months ended December 31, 1999 was $126.3 million as compared to $155.8 million for the nine months ended December 31, 1998, a decrease of $29.5 million or 18.9%. The decrease was primarily attributable to fewer new direct response television programs and products distributed during the current nine month period and the focus on lower volume, higher margin retail and ancillary revenue sources. Wholesale/retail and ancillary revenue was $15.6 million for the nine months ended December 31, 1999 as compared to $4.1 million for the nine months ended December 31, 1998.

     International net revenue for the nine months ended December 31, 1999 was $70.0 million as compared to $97.1 million for the nine months ended December 31, 1998, a decrease of $27.1 million or 27.9%. The decrease was primarily attributable to a $30.0 million or 61.7% decline in e4L's European net revenue from the elimination of two media contracts during the fourth quarter of fiscal year 1999. Austral-Asian net revenue increased approximately $4.2 million or 8.9% for the nine months ended December 31, 1999 as compared to the nine months ended December 31, 1998. This increase was mainly attributable to a $3.5 million increase in Japanese net revenue and a $2.0 million increase in Australian wholesale/retail revenue in markets and favorable currency fluctuations. These increases more than offset lower net revenue in other Asian markets resulting from e4L's decision to close down operations in and/or convert certain markets to third party licensee arrangements during the second half of fiscal year 1999.

Operating Costs and Expenses

     Total operating costs and expenses were $209.0 million for the nine months ended December 31, 1999 as compared to $288.6 million for the nine months ended December 31, 1998, a decrease of $79.6 million or 27.6%. The overall decrease was attributable due to the decrease in net revenue. The decrease in operating costs is more fully described below.

Media

     Media expenditures were $62.7 million for the nine months ended December 31, 1999 as compared to $87.9 million for the nine months ended December 31, 1998, a decrease of $25.2 million or 28.6%. e4L's worldwide ratio of media expenditures to net revenue decreased to 32.0% for the nine months ended December 31, 1999 as compared to 34.8% for the nine months ended December 31, 1998. The ratio of media expenditures to net revenue decreased due to the overall increase in worldwide retail revenue which carry minimal media expenditures, and the allocation of $3.3 million of media to Buyitnow LLC.

Product and Other Direct Costs

     Product and other direct costs were $116.7 million for the nine months ended December 31, 1999 as compared to $146.2 million for the nine months ended December 31, 1998, a decrease of $29.5 million or 20.2%. The decrease was primarily attributable to the decrease in net revenue. As a percentage of net revenue, product and other direct costs were 59.4% for the nine months ended December 31, 1999 and 57.8% for the nine months ended December 31, 1998.

     While, in the aggregate, product and other direct costs as a percentage of net revenue increased during the nine months ended December 31, 1999 as compared to the nine months ended December 31, 1998, United States product and other direct costs increased as a percentage of net revenue and international product and other direct costs decreased as a percentage of net revenue. The increase in United States product and other direct costs as a percentage of net revenue was attributable to higher product return rates, higher telemarketing and product fulfillment costs. The decrease in international product and other direct costs as a percentage of net revenue was primarily attributable to the improved performance in e4L's Austral-Asian markets and lower required inventory reserves.

Selling, General and Administrative

     Selling, general and administrative expense was $23.5 million for the nine months ended December 31, 1999 as compared to $29.6 million for the nine months ended December 31, 1998, a decrease of $6.1 million or 20.7%. The decrease was attributable to e4L's continued cost reduction efforts, including its restructuring during the second half of fiscal year 1999. Selling, general and administrative expense as a percentage of net revenue increased slightly from 11.7% for the nine months ended December 31, 1998 to 11.9% for the nine months ended December 31, 1999 due to the 22.4% decrease in net revenue.

Depreciation, Amortization and Non-Cash Compensation

     Depreciation, amortization and non-cash compensation were $3.9 million for the nine months ended December 31, 1999 as compared to $4.4 million for the nine months ended December 31, 1998 a decrease of $0.5 million or 10.8%. The decrease was attributable to lower depreciation and amortization resulting from the write-down of a portion of goodwill associated with e4L's Australia and New Zealand subsidiaries, and the write-down and/or acceleration of depreciation of certain property and equipment in connection with e4L's restructuring efforts during fiscal year 1999. Non-cash compensation is attributable to certain warrants to purchase common stock granted in connection with the Series E convertible preferred stock during fiscal year 1999, and certain non-employee stock options. The nine months ended December 31, 1999 includes $0.5 million in non-cash compensation as compared to $0.2 million for the nine months ended December 31, 1998.

Unusual Charges

     During the nine months ended December 31, 1999, e4L wrote-off $0.4 million of previously capitalized acquisition costs as more fully described in Note 10 to the unaudited Condensed Consolidated Financial Statements.

     During the nine months ended December 31, 1998, e4L adopted a revised business plan under the direction of its new management team and board of directors. As a result, e4L undertook specific actions to reduce its overall cost structure and transition its business model from a television direct marketing company to an electronic commerce company. Certain of these actions had resulted in pre-tax restructuring and unusual charges during the nine months ended December 31, 1998 of $20.5 million.

Loss on Equity Investment in BuyItNow.com LLC

     During the nine months ended December 31, 1999, e4L recorded a loss on its equity investment in Buyitnow LLC of $4.1 million. Because Buyitnow LLC is not majority owned or controlled by e4L, e4L has accounted for its investment in Buyitnow LLC under the equity method. The loss represents the write-down of e4L's investment in Buyitnow LLC using the equity method of accounting.

Interest Expense

     Interest expense was $1.1 million for the nine months ended December 31, 1999, as compared to $3.0 million for the nine months ended December 31, 1998, a decrease of $1.9 million or 62.8% This decrease was attributable to a decrease in e4L's average outstanding indebtedness from approximately $24.7 million during the nine months ended December 31, 1998 to approximately $14.9 million during the nine months ended December 31, 1999 from retirement of $21.5 million in outstanding indebtedness to e4L's former principal lender in October 1998, and repayment of $10.0 million of outstanding indebtedness to ValueVision International, Inc., during December 1998. In addition, e4L's average interest rate decreased from 16.4% for the nine months ended December 31, 1998, to 10.1% for the nine months ended December 31, 1999.

Income Taxes

     e4L recorded income tax expense of $0.3 million for each of the nine months ended December 31, 1999 and 1998 attributable to certain of its Austral-Asian operations. Income tax benefits have not been recorded during the respective periods for United States and certain foreign losses, and e4L has fully reserved for such benefits. These benefits will be recorded when realized, reducing the effective tax rate on future United States and certain foreign earnings, if any.

Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) Deficit


     EBITDA deficit was $(6.5) million for the nine months ended December 31, 1999 as compared to an EBITDA deficit of $(10.7) million for the nine months ended December 31, 1998, an improvement of $4.2 million or 39.4%. EBITDA deficit margin was (3.3)% and (4.2)% during the nine month periods ended December 31, 1999 and 1998, respectively.

Net Loss

     e4L incurred a net loss of $(16.3) million for the nine months ended December 31, 1999, as compared to a net loss of $(34.1) million for the nine months ended December 31, 1998. The net loss before the extraordinary gain on extinguishment of debt of $4.8 million was $(39.0) million for the nine months ended December 31, 1998.

Liquidity and Capital Resources

     e4L's working capital was $19.4 million at December 31, 1999 as compared to $14.0 million at March 31, 1999, an increase of $5.4 million. This increase is attributable to the re-classification of a portion of e4L's outstanding balance under its senior credit facility from current to long-term at December 31, 1999 as compared to a current classification at March 31, 1999. e4L met its current period cash requirements primarily through funding under its credit facility, from the issuance of Series F convertible preferred stock, and exercise of stock options and warrants. Operating activities for the nine months ended December 31, 1999 resulted in a use of cash of $18.2 million. e4L's cash flow from operations during the nine months ended December 31, 1999 was adversely impacted by the net loss of approximately $16.3 million.

     The $2.3 million increase in restricted cash is attributable to credit card deposits held by e4L's processor as a reserve for credit card chargebacks and fees. The restricted cash balance may be adjusted periodically based upon e4L's future credit card chargeback activity. Subsequent to December 31, 1999, the restricted cash balance has been reduced by approximately $1.2 million.

     Consolidated accounts receivable decreased $9.4 million, or 26.3% to $26.3 million at December 31, 1999 as compared to $35.7 million at March 31, 1999.
The decreased accounts receivable was primarily attributable to decreased foreign receivables from lower European revenue and improved Austral-Asian collections. The decrease in foreign accounts receivable were offset by increased United States accounts receivable attributable to increased wholesale/retail revenue and a receivable from Buyitnow LLC of $1.4 million, which receivable did not exist at March 31, 1999, offset in part by lower direct response television revenue. Subsequent payments received on the Buyitnow LLC account receivable are current with schedules collections.

     Consolidated inventory increased $5.3 million, or 32.7% to $21.5 million at December 31, 1999 as compared to $16.2 million at March 31, 1999. The increased inventory was primarily attributable to increased United States inventory levels necessary to support new direct response products launched late during the third fiscal quarter ending December 31, 1999 and the fourth fiscal quarter ending March 31, 2000. The increased United States inventory was offset, in part, by reduced foreign inventory balances resulting from continued efforts to reduce inventory balance outside of the United States.

     The increase in deferred revenue of $2.1 million at December 31, 1999 as compared to March 31, 1999 is attributable to cash received for e4L's membership services which will be recognized in future periods as such amounts are earned.

     In February 2000, e4L entered into a further amendment of the Credit Agreement pursuant to which it obtained a $5.0 million term loan ("Term Loan"). The Term Loan bears interest at the rate of 13% per annum, and is due in December 2002 concurrent with the expiration of the Credit Agreement. The Term Loan also has a 3% financing fee payable with respect to any outstanding balance. In connection with the Term Loan, e4L granted to its senior lender 5-year warrants to purchase 325,000 shares of its common stock at an exercise price of $2.5625 per share.

     In December 1998, e4L entered into a three-year credit agreement with a senior lender (the "Credit Agreement"). The Credit Agreement provides for a revolving credit facility with a maximum commitment of $20.0 million, of which up to $7.5 million may be utilized for letters of credit. Borrowings under the Credit Agreement are limited to a borrowing base consisting of certain eligible United States accounts receivable and inventory. Outstanding borrowings under the Credit Agreement bear interest, at the option of e4L, at the Prime rate plus one-quarter percent or the London Interbank Offered Rate (LIBOR) plus three percent, however, in no event shall the interest rate charged be less than seven percent (7%) per annum. A commitment fee of one-quarter percent per annum is paid on the unused portion of the Credit Agreement.

     On August 30, 1999, e4L consummated a transaction pursuant to which three institutional investors (the "Series F Investors") purchased $5.0 million of e4L's newly-created Series F Convertible Preferred Stock (the "Series F Preferred Stock"). Proceeds net of related costs were approximately $4.6 million. The Series F Preferred Stock is convertible into 1,061,008 shares of common stock of e4L. The Series F Preferred Stock accrues a premium of 4% per annum, which is required to be paid in cash at the time of conversion of the Series F Preferred Stock.

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

     On September 22, 1999, e4L executed a definitive agreement ("Flageoli Transaction Agreement") to acquire Flageoli Limited, a Nevada limited liability company. The Flageoli Transaction Agreement provided, among other things, that the acquisition of Flageoli was to be consummated on or before December 31, 1999. Effective on December 31, 1999, the Flageoli Transaction Agreement expired, and the transaction was mutually abandoned by e4L and Flageoli.

     During November 1999 and January 2000, e4L and its senior lender entered into a series of amendments of the Credit Agreement pursuant to which e4L was provided with a short-term overadvance and over-line facility, which provided e4L with up to $2.5 million of additional borrowing availability under its Credit Agreement. In connection with the amendments, e4L agreed to certain additional convenants under the Credit Agreement, including among others, minimum EBITDA and limitations on weekly media expenditures. In addition, e4L and the senior lender agreed to extend the maturity of the Credit Facility until December 2002.

     At January 31, 2000, e4L had $14.4 million in total availability under its senior credit facility and over-line facility, of which $13.0 million was outstanding as principal borrowings and there were no outstanding letters of credit.

     During February 2000, an executive officer advanced e4L $0.5 million, which advance has been repaid.

     e4L is presently in discussions with two parties with respect to a potential equity investment and/or the purchase of subordinated debentures from e4L in amounts up to $10 million. During February 2000, e4L executed a non-binding term sheet with one such party.

     e4L's foreign revenue is subject to currency exchange risk. To the extent e4L incurs expenses in local currency that is based upon locally denominated sales volume (order fulfillment and media costs), this exposure is reduced. e4L monitors exchange rate and/or forward contracts when and where appropriate. At December 31, 1999, e4L had outstanding forward contracts to hedge its Japanese Yen position in the amount of $2.6 million. These contracts mature through February 2000. e4L recognized an immaterial loss on forward contracts during the period ended December 31, 1999. In the long term, e4L has the ability to change the selling price of its products to a certain extent in order to react to major currency fluctuations, which may reduce a portion of the risk associated with local currency fluctuations. However, the significant currency devaluation and the economic downturn being experienced in certain foreign regions can have an adverse impact on e4L's operating results and cash flows in fiscal year 2000. Currently, e4L's major foreign currencies are the European Economic Union's Euro, Japanese yen, Australian dollar and New Zealand dollar, each of which has been subject to recent fluctuations.

     e4L's cash position continues to be pressured by the losses incurred during each of its prior two fiscal years and during the nine months ended December 31, 1999. While e4L's credit facility has improved it's liquidity position, e4L needs to continue to implement certain plans and actions designed to rebuild its business, including the ability to utilize or sublease its interest in the Eutelstat Satellite, the continued introduction of successful new products, the ability to successfully leverage its media, and return to profitability in order to improve e4L's liquidity position. No assurances can be given that any of the actions will be successful.

Year 2000

     Year 2000 remediation activities were successfully completed prior to December 31, 1999 with minimal disruption, and as of February 14, 2000, no material issues have surfaced in any of e4L's critical business systems, operations or third party relationships. While e4L does not expect further Year 2000 issues to arise, efforts to monitor critical systems and major vendors through normal operational and support processes will continue. Virtually none of e4L's products are date-sensitive.

     e4L recognizes that issues related to Year 2000 constitute a material uncertainty. e4L believes it has been taking reasonable steps to address Year 2000 issues. The failure to identify and remediate Year 2000 issues or the failure of external third parties who do business with the e4L to effectively remediate their Year 2000 issues could cause system failures or errors, business interruptions and, in a worst case scenario, the inability to operate in the ordinary course of business for an unknown length of time, which could adversely impact e4L's results of operations, financial position or liquidity.

     e4L incurred Y2K expenses of approximately $1.2 million through December 31, 1999, of which $0.5 million was expensed during the third quarter of fiscal year 2000.

Factors That May Affect Future Performance

e4L Has Historically Suffered Losses Which Has Adversely Affected Cash Flow

     e4L incurred significant losses in four of its last five fiscal years. e4L also reported a net loss of approximately $43.6 million for fiscal year 1999 and a loss of $16.3 million during the nine months ended December 31, 1999. Because of e4L's historical financial condition as well as other unfavorable conditions, e4L developed a business plan and has begun implementing new strategies designed to increase net revenue, reduce costs and return it to profitability. If the business plan does not adequately address the circumstances and situations which resulted in e4L's historic poor performance, e4L would be required to seek alternative forms of financing, the availability of which is uncertain, or be forced to go out of business.

The Direct Response Marketing and Electronic Commerce Industries Are Extremely Competitive

     e4L experiences extreme competition for products, customers and media access in the direct response marketing and electronic commerce industries. Accordingly, to be successful, e4L must:

     . Accurately predict consumer needs, market conditions, including consumers' acceptance of the Internet as a medium for commerce and competition;
     . Introduce successful products;
     . Produce compelling direct response television programs and Internet sales initiatives;
     . Acquire appropriate amounts of media time;
     . Manage its media time effectively;
     . Fulfill customer orders timely and efficiently;
     . Provide courteous and informative customer service;
     . Maintain adequate vendor relationships and terms;
     . Enhance successful products to generate additional sales;
     . Expand the methods used to sell products, including greater use of the
       Internet as a sales medium;
     . Expand in existing geographic markets; and . Integrate acquired companies and businesses efficiently.

     e4L's historical operating results were primarily caused by delays in product introductions, lack of successful products, failure to adequately leverage its global spending and deteriorating economic conditions in the Asian (including the South Pacific Rim) market. e4L actively seeks out new products, new sources of products and alternative distribution channels, including wholesale/retail and the Internet. e4L cannot be certain that inventors and product manufacturers will select it to market their products. Significant delays in product introductions or a lack of successful products could prevent e4L from selling adequate amounts of its products and otherwise have a negative effect on e4L's business.

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

     While e4L's foreign operations have the advantage of airing direct response television programs that have already proven successful in the United States, as well as successful direct response television programs produced by other direct marketing companies with limited media access and distribution capabilities, can be no assurances that e4L's foreign operations will continue to generate similar revenue or operate profitability. Competition in the international marketplace is intense. In addition, e4L is subject to many risks associated with doing business abroad including:

     . adverse fluctuations in currency exchange rates;
     . transportation delays and interruptions;
     . political and economic disruptions;

     . the imposition of tariffs and import and export controls; and . increased customs or local regulations.

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

     In addition to a supply of successful new products, e4L's revenue and results of operations depend on a positive customer response to its direct response television programming, and the effective management of product inventory and media time. Customer response to e4L's programming depends on many variables, including the appeal of the products being marketed, the effectiveness of the direct response program, the availability of competing products and the timing and frequency of program airings. There can be no assurance that e4L's programming will receive market acceptance.

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

     The average product life cycle in the United States and internationally is less than two years. Generally, products generate their most significant revenue in their first year of sales. In addition, e4L must adapt to market conditions and competition as well as other factors which may cut short a product's life cycle and adversely affect e4L's results of operations.

     e4L offers a limited money-back guarantee on all of its products if the customer is not fully satisfied. Accordingly, e4L's results of operations may be adversely affected by product returns under e4L's guarantee, its product warranty or otherwise. Although e4L establishes reserves against product returns which it believes are adequate based on product mix and returns history, e4L cannot assure you that it will not experience unexpectedly high levels of product returns which exceed the reserves for that product. If product returns do exceed reserves, e4L's results of operations would be adversely affected.

e4L Depends On Third Party Manufacturers And Service Providers For Many Of Its Activities

     Substantially all of e4L's products are manufactured by other domestic and foreign companies. In addition, e4L utilizes other companies to fulfill orders placed for e4L's products and to provide telemarketing services. If e4L's suppliers are unable, either temporarily or permanently, to deliver products to e4L in time to fulfill sales orders, it could have a negative effect on e4L's results of operations. Moreover, because the time from the initial approval of a product by e4L's product development department until the first sale of a product must be short, e4L must be able to cause its product manufacturers to quickly produce high-quality, reasonably priced products for e4L to sell. However, because e4L's primary product manufacturers are foreign companies which require longer lead times for products, any delay in production or delivery would adversely affect sales of the product and e4L's results of operations. In addition, utilization of foreign manufacturers further exposes e4L to the general risks of doing business abroad.

e4L Must Be Able To Acquire And Effectively Use Media Time To Sell Products And Build Brand Awareness

     e4L must have access to media time to televise its direct response television programming on cable and broadcast networks, network affiliates and local stations. e4L purchases a significant amount of media time from cable television and satellite networks, which assemble programming for transmission to cable system operators. If demand for airtime increases, cable system operators and broadcasters may limit the amount of time available for these broadcasts. Larger multiple cable system operators have begun selling 'dark' time, (i.e., the hours during which a network does not broadcast its own programming) to third parties which may cause prices for such media to rise. Significant increases in the cost of media time or significant decreases in e4L's access to media could negatively impact e4L. In addition, periodic world events may limit e4L's access to air time and reduce the number of persons viewing e4L's direct response programming in one or more markets, which would negatively impact e4L for these periods.

     Recently, international media suppliers have begun to negotiate for fixed media rates and minimum revenue guarantees, each of which increase e4L's cost of media and risk. In addition to acquiring adequate amounts of media time, e4L's business depends on its ability to manage efficiently its acquisitions of media time, by analyzing the need for, and making purchases of, long term media and spot media. e4L must also properly allocate its available airtime among its current library of direct response television programs. Whenever e4L makes advance purchases and commitments to purchase media time, it must manage the media time effectively, because the failure to do so could negatively affect e4L's business. If e4L cannot use all of the media time it has acquired, it attempts to sell its excess media time to others. However, e4L cannot assure you that it will be able to use or sell its excess media time.

     In April 1998, e4L began leasing a twenty-four hour transponder on the Eutelstat Satellite, which broadcasts across Europe. e4L has incurred significant start-up costs in connection with the transponder lease. If e4L is unable to use effectively or sell the remaining transponder media time, e4L's future operations could be negatively affected. During the year ended March 31, 1999, e4L classified a portion of this contract as unfavorable and recorded a $5.3 million unusual charge.

e4L Has Been Subject To Numerous Lawsuits And Regulatory Actions

     There have been many lawsuits against companies in the direct marketing industry. In recent years, e4L has been involved in significant legal proceedings and regulatory actions by the FTC and CPSC, which have resulted in significant costs and charges to e4L. In addition, e4L, its wholly owned subsidiary, Positive Response Television, Inc. and Positive Response's chief executive officer are subject to FTC consent orders which require them to submit periodic compliance reports to the FTC. Any additional FTC or CPSC violations or significant new litigation could have a negative effect on e4L's business.

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

e4L Competes With Many Types Of Companies For Customers

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

     Sales of a substantial number of shares of e4L's common stock in the public market could adversely affect the market price of e4L's common stock outstanding. As of January 31, 2000, there are approximately 37.9 million shares of e4L Common Stock outstanding, nearly all of which are freely tradable. In addition, approximately 43.2 million shares of e4L Common Stock are currently reserved for issuance upon the exercise of outstanding options and warrants and the conversion of convertible preferred stock. For example, approximately 16.4 million shares of Common Stock may be issued to holders of e4L's Series D Convertible Preferred Stock (based on a conversion price of $1.073125 per share) and approximately 9.1 million shares of Common Stock may be issued to holders of e4L's Series E Convertible Preferred Stock (based on a conversion price of $1.50 per share).

Part II.  Other Information

Item 1.  Legal Proceedings

The information contained in Note 9, "Commitments and Contingencies," to the unaudited Condensed Consolidated Financial Statements in Part I of this report is incorporated herein by reference. All of the matters referred to in Note 9 have been the subject of disclosure in e4L's previously filed reports on Form 10-Q and/or Form 10-K.

Item 6.  Exhibits and Reports on Form 8-K

     27.1 Financial Data Schedule

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                e4L, Inc.


Date:  February 14, 2000        /s/ Stephen C. Lehman
                                -------------------------------------------
                                   Stephen C. Lehman
                                   Chairman of the Board of Directors and
                                   Chief Executive Officer

Date:  February 14, 2000          /s/ Daniel M. Yukelson
                                 ------------------------------------------
                                   Daniel M. Yukelson
                                   Executive Vice President/Finance and
                                   Chief Financial Officer, and Secretary
                                   (Principal Accounting Officer)