Form 10-K405
period 2000-03-31
E4L INC
filed 2000-07-13
CIK 70412

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended March 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

    For the transition period from __________________ to __________________

                         Commission file number 1-6715

                               ----------------

                                   e4L, Inc.
                     (formerly National Media Corporation)
            (Exact Name of Registrant as Specified in Its Charter)

                  Delaware                                       13-2658741
        (State of Other Jurisdiction                         (I.R.S. Employer
      of Incorporation or Organization)                     Identification No.)

     15821 Ventura Boulevard, 5th Floor
           Los Angeles, California                                 91436
  (Address of principal executive offices)                       (Zip Code)

                               ----------------

      Registrant's telephone number, including area code: (818) 461-6400

      Securities registered pursuant to                    Name of each exchange
          Section 12(b) of the Act:                         on which registered:
   Common Stock, par value $0.01 per share                New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None

                               ----------------

   Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K. [X]

   The aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant as of June 15, 2000 was approximately $37,470,671*

   There were approximately 43,087,980 issued and outstanding shares of the Registrant's common stock, par value $.01 per share, at June 15, 2000 (net of approximately 855,208 shares of common stock held in treasury as of such date).

                               ----------------

* Based upon a market value per share of $0.9375, which was the closing price of e4L's Common Stock on the New York Stock Exchange on June 15, 2000. Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers and directors of the e4L, without conceding that all such persons are "affiliates" of e4L for purposes of the federal securities laws, but by including the shares beneficially owned by others listed on the "Security Ownership of Certain Beneficial Owners" table included in Section III to this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                   e4L, Inc.
                           ANNUAL REPORT ON FORM 10-K
                           FOR THE FISCAL YEAR ENDED
                                 MARCH 31, 2000

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                  PART I

 ITEM 1  BUSINESS.......................................................     2
 ITEM 2  PROPERTIES.....................................................    12
 ITEM 3  LEGAL PROCEEDINGS..............................................    13
 ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............    13

                                 PART II

 ITEM 5  MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON STOCK
          AND RELATED STOCKHOLDER MATTERS...............................    14
 ITEM 6  SELECTED CONSOLIDATED FINANCIAL DATA...........................    14
 ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS.........................................    15
 ITEM 7a QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....    32
 ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................    33
 ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE......................................    33

                                 PART III

 ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............    34
 ITEM 11 EXECUTIVE COMPENSATION.........................................    37
 ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT....................................................    42
 ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................    44

                                 PART IV

 ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-     45
          K.............................................................

 SIGNATURES..............................................................   49

          CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

   This Annual Report on Form 10-K contains "forward-looking" statements regarding potential future events and developments affecting the business of e4L, Inc. and its subsidiaries ("e4L"). These statements relate to, among other things, (i.) future operations of e4L, including integration of e4L's investments in BuyItNow, Incorporated and Promenade Membership Services LLC; (ii.) the development of new products and distribution channels, product sales and media, including electronic commerce; (iii.) competition for customers for e4L's products; (iv.) the uncertainty of developing or obtaining rights to new products that will be accepted by the market (v.) the timing of the introduction of new products into the market; (vi.) the limited market life of e4L's products; and (vii.) other statements about e4L or the direct response television or electronic commerce industries.

   Forward-looking statements may be indicated by the words "expects," "estimates," "anticipates," "intends," "predicts," "believes" or other similar expressions. Forward-looking statements appear in a number of places in this Annual Report on Form 10-K and include statements regarding the intent, belief or current expectations of e4L and its board of directors and management with respect to numerous aspects of e4L and its business. e4L's ability to predict results or the effect of any pending events on e4L's operating results is inherently subject to various risks and uncertainties, including the risks attendant to competition for products, customers and media access; the risks of doing business abroad; the uncertainty of developing or obtaining rights to new products that will be accepted by the market; the limited market life of e4L's products; and the effects of government regulations. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                    PART I

ITEM 1. BUSINESS

Background of Company

   e4L, Inc., formerly National Media Corporation, and its subsidiaries ("e4L") is engaged in the use of direct marketing of consumer products, primarily through direct response transactional television programming (also known as infomercials) and through wholesale/retail distribution and electronic commerce on a global basis. e4L manages all phases of direct marketing for the majority of its products in both the United States and international markets, which includes product selection and development, manufacturing by third parties, acquisition of television media, production and broadcast of programming, order processing and fulfillment, and customer service.

   e4L is engaged in direct marketing of consumer products in the United States through its wholly-owned subsidiary, Quantum North America, Inc. (d/b/a e4L North America), which e4L acquired in 1986, and internationally through its wholly-owned subsidiaries: Quantum International Limited, which e4L acquired in 1991 ("QIL"); Quantum Prestige Limited (a combination of the former Quantum Far East, Ltd. and Prestige Marketing Limited), through which e4L operates in New Zealand and most Asian countries other than Japan ("QPE"); Quantum International (Japan) Company Limited, which e4L formed in June 1995 ("QIJ"); and Suzanne Paul Holdings Pty Limited which e4L acquired in July 1996 and which operates in Australia ("SP"). e4L produces direct response transactional television programming through e4L Television (formerly Direct America Corporation and d/b/a Quantum Television), which e4L acquired in October 1995.

   e4L is a Delaware corporation, with its principal executive offices located at 15821 Ventura Boulevard, 5/th/ Floor, Los Angeles, California 91436. e4L's telephone number is (818) 461-6400, and its facsimile number is (818) 461-6525.

Recent Developments

   During May 2000, e4L acquired a fifty percent ownership interest in Promenade Membership Services, LLC ("Promenade") for consideration valued at $1.0 million in either cash, shares of e4L common stock, or shares of BuyItNow.com LLC, ("Buyitnow LLC") common units valued at $5.00 per share. The consideration is payable on or before May 17, 2001. Promenade markets discount membership buying services and clubs to consumers and businesses. In connection with the acquisition of Promenade, e4L acquired an option to purchase up to an additional thirty-five percent of the equity of Promenade for cash consideration equal to between $1.2 million and $l.9 million, depending upon the date such option is exercised.

   Also during May 2000, e4L executed a non-binding Heads of Agreement (also known as a "Letter of Intent" in the United States), as amended, with two venture capital companies with operations in Europe and Asia, pursuant to which, among other things, these two companies and certain members of management will purchase 75% of the equity of e4L's subsidiaries; QIJ, QPE and SP, for approximately $44.0 million (approximately $38.0 million net of repayment of an inter-company loan). Closing of the transaction, which is anticipated to occur during the second quarter of fiscal year 2001, is subject to normal closing conditions, including finalization of definitive agreements.

   During June 1999, e4L consummated a transaction with BuyItNow, Inc. ("Buyitnow") pursuant to which e4L and Buyitnow formed Buyitnow LLC. Buyitnow LLC was formed through the contribution by Buyitnow of substantially all of its assets and liabilities, and the contribution by e4L of, among other things, e4L's (i.) on-line business of "As Seen on TV" products, and (ii.) a commitment to promote Buyitnow LLC within e4L programs for a three year term. During June 2000, Buyitnow LLC consummated a transaction with pcWonders.com, Inc. ("pcWonders") pursuant to which Buyitnow LLC and pcWonders formed Buyitnow Incorporated ("BIN Inc.") through the contribution of substantially all of their assets and liabilities. BIN Inc. is presently 27.5% owned by e4L, 23.3% owned by Buyitnow, 33.3% owned by pcWonders, 3.8% owned by Clear Channel Communications, Inc., 4.6% owned by NBC Interactive, Inc., 3.0% owned by Star Media Inc., and 4.5% owned by others.

   During March 2000, e4L consummated a transaction pursuant to which two institutional investors (the "G/H Preferred Investors") purchased an aggregate of $5.0 million of e4L's newly-created Series G Convertible Preferred Stock (the "Series G Preferred Stock") and $5.0 million of e4L's newly-created Series H Convertible Preferred Stock (the "Series H Preferred Stock" collectively with the Series G Preferred Stock, the "G/H Preferred Stock"). Proceeds, net of related offering costs, were approximately $9.4 million. The G/H Preferred Stock carries a 4% annual premium payable, at e4L's option, in cash or shares e4L common stock at the time of conversion.

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

   During November 1999 and January 2000, e4L and its senior lender entered into a series of amendments of the Credit Agreement (as hereinafter defined) pursuant to which e4L was provided with a short-term over-advance and over-line facility, which provided e4L with up to $2.5 million of additional borrowing availability under the Credit Agreement. In connection with the amendments, e4L agreed to certain additional convenants under the Credit Agreement, including among others, minimum EBITDA and limitations on weekly media expenditures. In addition, e4L and the senior lender agreed to extend the maturity of the Credit Agreement until December 2002. In February 2000, e4L amended the Credit Agreement whereby it obtained a $5.0 million term loan ("Term Loan"). The Term Loan bears interest at the rate of 13% per annum, and is due in December 2002 concurrent with the expiration of the Credit Agreement. In connection with the Term Loan, e4L granted to its senior lender 5-year warrants to purchase 325,000 shares of its common stock at an exercise price of $2.5625 per share. The value attributed to these warrants has been treated as a loan discount and is being amortized as interest expense over the remaining term of the loan. Also in connection with the Term Loan, e4L re-paid amounts then outstanding under the short-term over-advance and over-line facility.

Strategies

   e4L is a global leader in direct marketing, wholesale/retail distribution of consumer products and electronic commerce. One of e4L's principal strategies is to leverage its global television direct response and marketing infrastructure to maximize opportunities in wholesale/retail distribution of products, electronic commerce and membership services. Through direct response transactional television programming and integrated direct consumer marketing techniques, e4L is pursuing a business strategy focused on: (i.) increasing the effective utilization and leveraging of its global presence and its media access to drive its direct response television, wholesale/retail, continuity, electronic commerce and membership services businesses; (ii.) continuing to develop and market innovative consumer products; and (iii.) engineering the most efficient business model for the conduct of its global operations.

   Leveraging Global Presence and Media Access. e4L is continuing its efforts to expand its position as a worldwide leader in direct response marketing, wholesale/retail distribution of products and in the continuity, electronic commerce and membership services businesses. Through its global media access, and order fulfillment and telemarketing operations, e4L has the ability to deliver its programming, infomercials and products to over 270 million households worldwide via television and through the Internet. e4L also effectively utilizes and leverages its worldwide distribution reach, and marketing capabilities, and its media access by facilitating the distribution of third-party products; by entering into alliances with companies that need or desire to reach the households in one or more of e4L's many markets; and by taking advantage of the product and brand awareness created by its programming in other methods of consumer distribution (i.e., wholesale/retail, Internet and continuity). In addition, e4L aggressively utilizes its assets such as its customer lists in order to generate revenue.

   Continue to Develop and Market Innovative Products. e4L continually seeks out and develops innovative consumer products that it can market and distribute profitably on a global basis. e4L has an in-house product development and marketing team responsible for researching, developing and analyzing products and product ideas. e4L often augments its product development activities through relationships with third parties.

   e4L believes that through its opportunities to leverage global media, its extensive international operations, its presence on the Internet, and its experience in product sourcing, telemarketing, order fulfillment and customer service, that it maintains a significant competitive advantage over other companies desiring to enter into e4L's current or new markets. While e4L incurs certain initial and ongoing costs in connection with adapting a product and programming for specific markets, the primary expenses are incurred when the product is first developed for its initial target market. Accordingly, as e4L decides to introduce a product into additional markets, it attempts to do so quickly, efficiently and relatively inexpensively.

   Engineering the Most Efficient Business Model for e4L. e4L continues to explore methods to improve each step in the development and life cycle of a product, and to develop its expertise in, and refine its approach to product sourcing, inbound telemarketing, order fulfillment, customer service, media and electronic commerce applications. e4L believes that its current competitive advantages of international media access, multi-country coverage and fully integrated program production, product sourcing and order fulfillment and telemarketing, as well as certain strategic relationships, provide it with a strong base from which it can lower its costs and engineer a business model that is the most efficient for a direct marketing and electronic commerce business.

Global Media Access

   An important part of e4L's ability to successfully market products is its access and ability to leverage global media time. An integral part of e4L's business operations is the availability of media time at a price that allows e4L to sell sufficient product quantities at targeted gross margins. Many factors, such as changing viewer patterns, cable company practices and competition have an impact on e4L's ability to properly manage this function. e4L's programming is presently available to more than 270 million households throughout the world.

   During peak periods, e4L utilizes up to approximately 1,500 half-hours of cable and broadcast television time per week in the United States and approximately 750 half-hours per week internationally, most of which is satellite and terrestrial broadcast time, to broadcast its direct response programs and commercials. For the most part, cable broadcast technology is not as prevalent internationally as it is in the United States. Historically, approximately one-half of e4L's cable air time in the United States and a majority of e4L's satellite and terrestrial air time internationally had been purchased under long-term contracts that had provided for specific time slots over the term of the respective contracts. Over the past 18 months, e4L has effectuated an intentional reduction in long-term media commitments to the point where less than 10 percent of its media time is currently purchased pursuant to long-term contracts, therefore, allowing e4L to maintain flexibility in its programming and media decisions.

United States Media

   e4L purchases television media in the United States through its in-house staff of media buyers or through media buying agencies. Most of e4L's cable television time is purchased directly from cable networks and their respective media representatives, rather than from multi-system operators. Presently, e4L has short-term commitments for cable television time slots for periods ranging from two weeks to three months. e4L believes that its programming is seen on at least one network which is carried by every local cable system carrier throughout the United States.

   In addition to United States television time purchased on cable networks, e4L also purchases broadcast television time from network affiliates and independent television stations. Broadcast television time segments are purchased primarily in 30-minute spots. e4L also purchases 60 and 120 second spots where economically feasible, and either adapts portions of its long-form programs or develops specific products for airings in such spots. The time segments on broadcast television are purchased primarily on a quarterly basis based on the availability of broadcast time. In the event e4L determines that such time slots are not advantageous to e4L, e4L is generally able to terminate such agreements. e4L believes there is currently more than an adequate supply of broadcast television time available from sources in the United States to satisfy its needs. e4L's programs generally are broadcast in the United States between the hours of 12:00 a.m. and 6:00 p.m., Eastern Standard Time, seven days a week.

   As discussed above, e4L purchases a significant amount of its media time from cable television and satellite networks. These cable television and satellite networks assemble programming for transmission to multiple and local cable system operators. These local cable system operators may not be required to carry all the system's programming. e4L currently does not pay and is not paid for the "privilege" of being broadcast by these operators. It is possible that, if demand for airtime grows in the United States, these operators will begin to charge e4L to continue broadcasting e4L's programs or limit the amount of airtime available to e4L. e4L is dependent on having access to media time to market its products on cable networks, satellite networks, network affiliates and local broadcast stations.

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

   During April 1998, e4L began a direct lease of a twenty-four hour transponder on a Eutelstat satellite, the "Hotbird IV" (the "Eutelstat Satellite") the coverage of which reaches across the European continent. e4L had incurred significant start-up costs in connection with the Eutelstat Satellite, which has increased its European media costs. The term of the Eutelstat Satellite lease is for the life of the satellite, estimated to be approximately 10-12 years. To date, household penetration of the Eutelstat Satellite has been less than anticipated and, as a result, e4L has sought alternative means (other than broadcast of its own programming) to mitigate the substantial cost of the Eutelstat Satellite lease, including subleasing of time to other content providers. During June 2000, e4L subleased substantially all of its transponder time of the Eutelstat Satellite, which sublease becomes effective on August 1, 2000 ("Satellite Sublease"). See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   At present, in Japan and throughout most of Asia, e4L purchases the majority of its media time through Mitsui & Co., Ltd. ("Mitsui"). As a result of other media relationships, e4L's transactional television programming can be seen in the Middle East, South Africa, Austral-Asia, South America and in most countries in Europe, and its products are available for purchase in more than 70 countries. As e4L's media contracts expire, e4L expects that it could face increases in costs associated with the renewal of certain of these contracts, which may or may not have a material adverse effect on e4L.

Product Development

   e4L's product development and sourcing department researches and develops new products that may be suited for direct response television marketing and subsequent marketing through other distribution channels. e4L's product development and sourcing staff reviews and develops new product concepts and ideas from a variety of sources, including inventors, suppliers, trade show participants, manufacturing and consumer products companies. In addition, e4L develops new products through its ongoing review of new developments within targeted product categories.

   e4L does not invent new products but, as a result of e4L's prominence in the direct marketing industry, it often evaluates and reviews new product proposals from independent third parties who have invented or patented a product to be marketed through e4L. During the evaluation phase of product development, e4L analyzes the suitability of the product for television demonstration and explanation as well as the anticipated perceived value of the product to consumers; determines whether an adequate and timely supply of the product can be obtained; and analyzes whether the estimated profitability of the product satisfies e4L's criteria. e4L typically enhances products brought to it by these parties in order to better target the products for a direct marketing audience. This effort may include actual changes to the product itself as well as alterations of tradename, packaging and other intellectual properties.

   In order to develop or acquire the rights to distribute or market new products, e4L sometimes works with other consumer products companies. A clear advantage of these relationships is that e4L's partner typically will underwrite the research and product development function, thereby reducing e4L's financial risk as well as its working capital requirements.

   e4L reviews its products and product concepts on an ongoing basis to select those that it believes will be successful in one or more of its international markets. When a product that was initially sold in the United States is selected for international distribution, the program is dubbed, if necessary, and product literature is created in the appropriate foreign languages. In addition, a review of the product's and the program's compliance with local laws is completed, as necessary.

   Internationally, e4L markets products through television programs which it produces, and also markets products of other independent direct marketing companies. e4L obtains the rights to new products created by third parties through various licensing arrangements generally involving a combination of up-front advances and/or royalties payable based upon sales or profits of the product. The amount of the royalty is negotiated and generally depends upon the level of involvement of the third party in the development and marketing of the product. e4L also obtains rights to sell products which have already been developed, manufactured and marketed through direct response television programming produced by other companies. e4L generally seeks exclusive worldwide rights to all products in all means of distribution. In some cases, e4L does not obtain rights to all marketing and distribution channels, but seeks to receive a royalty on sales made by the licensor pursuant to the rights that have been retained.

Test Marketing New Products

   Once e4L decides to bring a product to market, it arranges for the production of a television program or shorter commercial spot that can adequately demonstrate and explain the product. e4L's programs have historically been approximately 28 minutes in length. e4L attempts to present a product in an entertaining and informative manner utilizing a variety of program formats, including live talk shows and live paid studio audience programs. e4L's programs are currently produced in-house or by independent production companies with experience in e4L's product categories both in the United States and in other countries. The cost of producing a program generally ranges from $200,000 to $500,000. In addition, producers, hosts and spokespersons generally receive advances and/or royalties based upon sales or profits of the product.

   Following completion of production, the program is then tested in the United States during targeted time slots on both national cable networks and broadcast stations. If a program achieves acceptable results during the market tests and a supply of product is available, it is generally aired on a rapidly increasing schedule on cable networks and broadcast channels in the United States, and soon after, in international markets. During this initial test phase, e4L may modify the creative presentation of the program, the offer and/or pricing, depending upon viewer response. After the initial marketing phase, e4L may adjust the frequency of a program's airings to achieve a schedule of programs that it believes maximizes the profitability of all of e4L's products being marketed at a given time.

Sourcing and Manufacturing

   e4L uses sources in the United States and several countries in Europe and Asia to manufacture products sold through its direct response television programming. e4L monitors the availability of its products and adjusts the amount of media time on a program for a particular product that cannot be adequately supplied. Additionally, e4L uses the services of a technical/engineering firm to assist in the coordination of the manufacturing of some of e4L's products in Asia, and to assist in the monitoring of the quality of the products manufactured in such countries. The same product manufacturing sources are generally utilized irrespective of whether e4L's program is being aired in the United States or internationally.

   In general, when possible, before e4L acquires any sizeable inventory position in a product, e4L test markets the product. e4L then purchases additional inventory for a wider distribution and market penetration of the product's program. Sometimes, due to issues of timing and costs relating to product sourcing, e4L does take an inventory position in a product before testing is completed.

Inbound Telemarketing

   e4L strives to create a problem free purchasing and order fulfillment process for its customers. This process consists of inbound telemarketing, order fulfillment and customer service. The first step in this process is the order taking function known as inbound telemarketing. Customers may order products marketed by e4L during or after the broadcast of the program by calling a telephone number (generally toll-free), which is shown periodically on the television screen during the broadcast. Both within the United States and in most instances internationally, e4L subcontracts its in-bound telemarketing function to third parties that provide this service for a fee based on the number of telephone calls answered, the duration of calls, and/or sales generated. In Australia and New Zealand, e4L operates its own inbound telemarketing call centers. In all instances in the United States, and in most instances internationally, inbound telemarketers electronically transmit orders to order fulfillment centers where the product is packaged and shipped to the customer. In most cases, at the time of purchase, the inbound telemarketers also promote, cross sell and upsell complementary and/or additional products or services, including product continuity programs and memberships in Promenade. Such sales efforts are orchestrated by e4L's marketing personnel who script the sales approaches of the telemarketing personnel.

   The large majority of customer payments in the United States are made by credit cards over the telephone with the remainder (less than 1%) paid by check or money order. The trend in the direct response television industry, especially over the last few years, has been to sell products on a multipayment basis whereby customers make installment payments over some predetermined period after having received the product. This practice is prevalent in the United States, Australia and New Zealand. In Europe, Asia and other areas of the world, products are generally delivered to consumers on a "cash on delivery" or "C.O.D." basis, where payment by check or cash at the time of delivery is not uncommon.

Order Fulfillment

   Various aspects of e4L's order fulfillment process in the United States are conducted by e4L through its leased facility located in Phoenix, Arizona or through third party warehouses and fulfillment centers. Order fulfillment activities include receiving merchandise from manufacturers, inspecting merchandise for damages or defects, storing and assembling product for later delivery, packaging and shipping of products and processing of customer returns. e4L primarily uses bulk shippers to deliver products to customers in the United States. Each customer is charged a shipping and handling fee, which varies among products.

   Throughout most of Europe and Asia, e4L operates the warehousing, order fulfillment, distribution and customer service functions of its business through independent third parties, each of which is responsible for a particular territory or country. In New Zealand and Australia, e4L performs these functions internally. European products are shipped by e4L or the manufacturer to independent warehouse and fulfillment centers throughout Europe that process e4L's European sales orders. In Asia, Mitsui plays a key role in the warehousing and distribution of e4L's products. In the Middle East, South America, Africa and in many smaller Asian countries, e4L generally contracts with independent licensees who buy e4L's products outright and then sell them to consumers, both through use of e4L's programming and through other local distribution channels, under conditions and standards prescribed and monitored by e4L.

Customer Service

   An important aspect of e4L's marketing strategy is to maintain and improve the quality of customer service. In the United States, e4L operates toll free customer service telephone numbers and has contracted with a third party to respond to customer inquiries, provide product information to customers and process product returns. Outside of the United States, customer service is also generally provided on a contract basis through third parties whose operations are monitored by e4L. In New Zealand and Australia, however, e4L performs these functions internally.

   e4L generally offers an unconditional 30-day money back return policy to purchasers of its products. In addition, products are generally covered by warranties offered by the manufacturer for defective products. The terms of such warranties vary depending upon the product and the manufacturer. Product return rates vary due to the following factors: (i.) sales of larger, more expensive products (e.g., fitness equipment); and (ii.) sales of more intellectual property based products (e.g., audio cassette and videotape) especially in the United States. European sales carry higher average return rates due to the "cash on delivery" or "C.O.D." terms of a significant portion of this business. In countries where e4L depends upon the postal system for deliveries on a "cash on delivery" basis, official return rates include instances where there is no answer at the attempted delivery address, and where a person at the delivery address does not have the cash on hand at the time of delivery. e4L believes that its return experience is within the customary range for the direct marketing industry.

   During fiscal year 2000, e4L launched in the United States its "Save the Sale" program. Through a dedicated group of trained operators, e4L's customers are offered free incentives and gifts in exchange for keeping their product and to reduce overall returns. A rollout of various aspects of the "Save the Sale" program are in process or currently planned for e4L's markets outside of the United States.

Electronic Commerce and Membership Services

   e4L has positioned itself, principally through the leverage of its global direct response and marketing infrastructure, to effectively execute a transition to a global consumer products and electronic commerce company. During fiscal year 1999, e4L launched a strategy of marketing its direct response television products and other products and services through the Internet.

   e4L owns an approximate 27.5% interest in BIN Inc., an Internet retailer. Through its direct response television programs and media time, e4L provides promotional inserts, commercials and branding to BIN Inc. Because of their pre-disposition to purchase products on television and, therefore, shop outside of regular retail distribution channels, e4L believes that its customers are well suited to purchase products via the Internet. As a result, from June 1999 through March 2000, e4L had approximately $8.5 million of gross sales of its products through BIN Inc.'s Web site, which sales accounted for approximately 5.5% of e4L's United States sales during that period.

   During May 2000, e4L acquired a 50% interest in Promenade, which markets discount membership buying services and clubs that are targeted for both consumers and small businesses. A "key" aspect of Promenade's membership programs is its comprehensive, online component that allows members to locate the "best bargains" available over the Internet. Promenade memberships are marketed to e4L's customers by promoting the clubs within e4L's direct response television programs, and through inbound and outbound telemarketing.

Alternative Distribution Channels

   Based on the success of certain of its products in traditional retail markets, continuity channels, and electronic commerce, e4L believes that its transactional television programming is effective in branding and building consumer awareness of its products, as well as in positioning e4L to act as the media marketing partner for manufacturers of consumer products. e4L attempts to capitalize on its ability to create product awareness, and its ability to both act as a media marketing partner and extend the sales life of its products by shifting products from direct response television programming to alternative marketing and distribution channels such as continuity sales, wholesale/retail distribution, catalogs, direct mail, direct response print advertisements, television home shopping programs, credit card statement inserts, electronic commerce and other channels resulting from the development of strategic relationships. e4L believes that established manufacturers regard direct response marketing as a desirable vehicle to showcase their products, and to create and build brand awareness that can generate follow-up product sales through traditional retail outlets.

   e4L intends to pursue the expansion of its wholesale/retail operations in order to capitalize on the consumer brand awareness created by e4L's programs and reinforced by "As Seen On TV" instore signage. e4L believes that the product exposure created by e4L's transactional television programming enables e4L and its distributors to utilize traditional wholesale/retail distribution channels without incurring any of the additional media and promotion costs that other consumer products companies may incur. In this manner, e4L believes that it will be able to market products to consumers who view its programming, but do not traditionally purchase products through direct response marketing. e4L owns and operates retail locations in New Zealand and in Australia. In addition, e4L plans to pursue a strategy of developing and marketing products suitable for one of its continuity programs. Under its continuity programs, customers continue to reorder products on a periodic basis, after the initial product sale takes place.

Products

   e4L markets consumer products in a variety of product categories, including diet and fitness, personal care and housewares. During fiscal year 2000, e4L offered over 100 products to consumers in one or more geographic markets worldwide, of which, on a revenue basis, approximately 78% were products sold through e4L produced programs and approximately 22% were products sold by e4L pursuant to license agreements with other direct response companies. Of the products produced and sold through e4L's programs in fiscal year 2000, approximately 5 were products first introduced by e4L in fiscal year 2000 and approximately 20 were products that were originally offered in previous years. Through its global programming and distribution capabilities, e4L has brought to the international marketplace many of its products that had been successfully marketed in the United States.

   e4L's most successful products in each of fiscal years 2000, 1999 and 1998 accounted for approximately 56.0% , 40.9% and 40.3% respectively, of e4L's net revenue for such periods. e4L continues to be dependent, in significant part, upon its ability to develop or obtain rights to new products to supplement and replace existing products as they mature through their product life cycles, and upon its ability to develop products and revenue sources with extended life cycles through wholesale/retail, continuity and electronic commerce. Historically, in the United States, the majority of e4L's products generate their most significant revenue in the first six to nine months following their introduction. Internationally, however, products typically generate revenue more evenly over a longer period due, in part, to the introduction of such products into new markets each year. Because e4L already markets its products in over 70 countries, e4L's ability to continue to expand into new markets each year will be limited.

Competition

   e4L competes directly with many other companies which generate revenue from direct marketing, wholesale/retail distribution and electronic commerce activities. e4L also competes with a large number of consumer products companies and retailers which have substantially greater financial, marketing and other resources than e4L, some of which presently conduct, or indicated their intent to conduct, direct response marketing. e4L also competes with companies that make imitations of e4L's products at substantially lower prices. Companies which imitate or "knockoff" e4L's products take advantage of the product category awareness, product development, a "unique selling proposition", which e4L creates and pays for when it develops a product and a program. e4L seeks to protect itself from "knockoffs" through establishment and enforcement of its intellectual property rights. Products similar to e4L's products may be sold in department stores, pharmacies, general merchandise stores and through magazines, newspapers, direct mail advertising catalogs and the Internet.

Management Information Systems

   e4L's management information systems feature programs which allow e4L to manage its media purchases and program scheduling; the flow of product order information among its telemarketers, its order fulfillment centers, its credit card clearing houses; and the flow of shipping, billing and payment information. e4L believes that its management information systems are in need of improvement and it is currently in the process of evaluating potential upgrade of certain aspects of these systems it believes are most critical, including conducting a review of outsourcing portions of its information systems processing functions

Regulatory Compliance

   Various aspects of e4L's business are subject to regulation and ongoing review by a variety of federal, state, local and foreign government agencies, including the Federal Trade Commission ("FTC"), the United States Post Office, the Consumer Products Safety Commission ("CPSC"), the Federal Communications Commission, ("FCC"), the Food and Drug Administration ("FDA"), various States' Attorneys General and other state, local consumer protection and health agencies. The statutes, rules and regulations applicable to e4L's operations, and to various products marketed by it, are numerous, complex and subject to change.

   e4L's international business is subject to the laws and regulations of the United Kingdom, the European Union, Japan and the various other countries in which e4L sells products, including, but not limited to, the various consumer and health protection laws and regulations in these markets. If any significant actions were brought against e4L or any of its subsidiaries in connection with a breach of such laws or regulations, including the imposition of fines or other penalties, or against one of the entities through which e4L obtains a significant portion of its media, e4L could be materially and adversely affected. There can be no assurance that changes in the laws and regulations of any territory which forms a significant portion of e4L's market will not adversely affect e4L's business or results of operations.

   During July 1998, in accordance with applicable regulations, e4L notified the Consumer Products Safety Commission ("CPSC") of a problem that was occurring with respect to the first 20,000 units manufactured of its Red Devil Grill product. At the time, e4L proposed, and the CPSC accepted, fixing the affected part and other modifications. During February 1999 and October 1999, the CPSC requested additional information, to which e4L responded. The CPSC is in the process of reviewing e4L's responses, and has not yet made a determination of whether there are any additional problems with the grill, and what, if any, corrective measures e4L will have to implement if problems are found to be present. At present, management of e4L cannot predict whether the outcome of this matter will have a material adverse impact on e4L's financial condition or results of operations.

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

   In June 2000, e4L received notice from the NYSE that it is considered "below criteria" with respect to its market capitalization and stockholders' equity in accordance with the NYSE's Listed Company Manual regarding continued listing criteria (the "Listing Criteria"). In accordance with the Listing Criteria, e4L is required, on or before July 29, 2000, to submit a business plan to the NYSE, which demonstrates compliance with the $50.0 million minimum market capitalization and stockholders' equity requirement contained in the Listing Criteria within 18-months of submitting its plan, and to issue a press release disclosing the fact that it is not in compliance with the Listing Criteria. Upon submission, the business plan will be reviewed by the NYSE's Listing and Compliance Committee for final disposition, and will either accept or reject the plan. If e4L's common stock were delisted from trading on the NYSE, it would have adverse effects on e4L and its stockholders. See also, "Factors That May Effect Future Performance."

   e4L collects and remits sales tax in the states where it has a physical presence. Certain states in which e4L's only activity is direct marketing have attempted to require direct marketers, such as e4L, to collect and remit sales tax on sales to customers residing in such states. A 1995 United States Supreme Court decision held that Congress can legislate such a change. Thus far, Congress has taken no action to that effect. e4L is prepared to collect sales taxes for other states if laws are passed requiring such collection. e4L does not believe that a change in the laws requiring the collecting of sales taxes will have a material adverse effect on e4L's financial condition or results of operations.

Employees

   As of June 15, 2000, e4L had approximately 253 full-time employees. e4L also utilizes contract and part-time personnel on an as needed basis. None of e4L's employees is covered by collective bargaining agreements and management considers relations with its employees to be good.

Trademarks and Patents

   e4L has a number of registered trademarks and other common law trademark rights for certain of its products and marketing programs. It is e4L's policy to seek to fully protect and vigorously defend its trademark rights in its products and programs, although e4L often will not actively seek to register certain trademarks in all jurisdictions where its sells its products. e4L does not hold any patents, but the products which e4L markets are often protected by patents (or the subject of pending patent applications) held by the product's inventor or manufacturer. e4L seeks to have its product inventors and/or manufacturers indemnify e4L against claims that the product being marketed by e4L does not infringe on a third party's patent rights.

ITEM 2. PROPERTIES

   e4L currently leases approximately 23,200 square feet in Los Angeles, California for its corporate headquarters and television post-production facility. e4L does not maintain any television studio space. The lease, which commenced in May 1997, runs for 126 months and requires payments at varying rates from $520,000 in the first year to $662,000 in the final year. e4L currently has approximately 10,000 square feet of excess office space available for subletting or future expansion within this facility, and is presently attempting to sublease all or a portion of this excess space.

   e4L currently leases approximately 25,200 square feet of office space pursuant to an eleven year lease for its former executive offices in Philadelphia, Pennsylvania. The lease, which commenced in December 1996, provides for annual rent payments of $479,000 in years one through five, and $568,000 in years 6 through 11. Pursuant to the terms of such lease, e4L's rent was abated from inception of the lease through November 1, 1997. In October 1998, e4L made a decision to close its corporate headquarters in Philadelphia, and relocate its headquarters to its offices in Los Angeles, California. e4L has subsequently subleased its former corporate offices for average annual rent payments of $337,000 for the remainder of the term of the lease.

   e4L leases approximately 188,000 square feet in Phoenix, Arizona for warehousing, order fulfillment and customer service operations. e4L currently has approximately 60,000 square feet of office space available for subletting or expansion. The annual lease payments for this lease range from approximately $707,000 for fiscal year 2000 to $1.1 million for fiscal years 2010 through 2014. e4L is presently in the process of attempting to sublease all or a portion of this facility.

   e4L leases approximately 10,800 square feet of office space in London, England, approximately 3,600 square feet of which it currently sublets. The lease expires in February 2001. The lease requires annual rent payments of approximately (Pounds)269,000 ($428,000 as of March 31, 2000). Additionally, pursuant to the terms of the lease, e4L must pay a basic service charge for services provided by the landlord. For the fiscal year ended March 31, 2000, e4L paid a basic service charge of approximately $64,500.

   e4L leases an office building, warehouse, showroom facility and retail stores in Auckland, New Zealand. The main lease, which commenced on April 1, 1996, is for ten years and requires annual payments of approximately $158,340 as of March 31, 2000. In addition, e4L entered into a three-year lease with a three-year renewal option, beginning in August 1997, for its primary offices, warehouse and retail store in Sydney, Australia. The lease requires annual payments of AUS $571,400 ($346,600 as of March 31, 2000). This amount includes approximately $47,000 per year for general area charges and maintenance.

   e4L also leases retail stores in New Zealand for aggregate annual payments of approximately NZ $247,500 ($128,400 as of March 31, 2000).

ITEM 3. LEGAL PROCEEDINGS

Litigation

   In March 1999, Intervention, Inc., a California non-profit corporation ("Intervention"), filed a complaint for false advertising against e4L in the Superior Court for Contra Costa County, alleging that e4L overstated the effectiveness of one of its home exercise products in one of its direct response television programs. e4L is vigorously contesting the action. At this time, e4L cannot predict the outcome of this matter; however, even if Intervention were to succeed on all of its claims, e4L does not believe that this result would have a material adverse impact on e4L's results of operations or financial condition.

   e4L, in the normal course of business, is a party to litigation relating to trademark, patent and copyright infringement, product liability, contract related disputes, and other actions. It is e4L's policy to vigorously defend all such claims and enforce its rights in these matters. e4L does not believe any of these actions, either individually or in the aggregate, will have a material adverse effect on e4L's results of operations or financial condition

Settlement of Executive Officer Loans and Advance

   During November 1998, e4L entered into an employment agreement with an executive pursuant to which, among other things, e4L loaned the executive $545,000 with interest at the prime rate of interest plus 1 1/2 percent. As collateral for the loan, the executive originally pledged 339,784 shares of e4L common stock owned by the executive, which collateral was subsequently released by e4L between April 1999 and October 1999. The executive also held an allowance from e4L in the amount of $18,000, bearing no interest, and acted as a surety for a debt owing to e4L in the amount of $44,376 at December 31, 1999.

   During January 2000, e4L and the executive entered into a settlement agreement and mutual release ("Settlement Agreement") with respect to the amounts owed and certain other claims. Under the terms of the Settlement Agreement, e4L agreed to forgive the loan and interest due thereon of $660,454, the allowance was offset against certain amounts owed to the executive by e4L, and the executive agreed to repay the remaining surety debt and interest on or before March 31, 2000, which amount was paid. In addition, certain employee stock options granted to the executive were extended through December 31, 2000, and the executive's employment with e4L was terminated effective March 31, 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Company held a special meeting of stockholders on January 20, 2000 for the following purposes: (a.) to consider and vote upon the election of five directors, (b.) to consider and approve an amendment to e4L's 1991 Stock Option Plan increasing the number of shares of common stock available for awards thereunder by 500,000 shares, and (c.) to consider and approve Ernst & Young LLP, independent certified public accountants, as e4L's auditors for the fiscal year ending March 31, 2000. All of the proposals were approved as follows:

                                                               Against
                                                     For     or Withheld Abstain
                                                  ---------- ----------- -------
 a.  Election of five directors:

      Stuart D. Buchalter.......................  32,449,837  1,990,420  574,540
      Stephen C. Lehman.........................  32,855,747  1,584,510  168,630
      David E. Salzman..........................  33,021,987  1,418,270    2,390
      Andrew M. Schuon..........................  33,015,487  1,424,768    8,888
      Eric R. Weiss.............................  32,857,587  1,582,670  166,790

 b.  Ratification of amendment to 1991 Stock
      Option Plan..............................   29,660,971  4,503,373  275,913

 c.  Ratification of Ernst & Young LLP,
      independent certified public accountants,
      as auditors for the fiscal year ending
      March 31, 2000...........................   34,219,766    125,104   95,387

                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON E4L'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   e4L's common stock is listed on the NYSE, and until June 23, 1999 was listed on the Philadelphia Stock Exchange at which time e4L elected not to continue its Philadelphia Stock Exchange listing.

   The following table sets forth the quarterly high and low last sales prices as reported on NYSE. e4L's common stock has been traded on the NYSE since September 14, 1990.

                                                   2000              1999
                                              --------------- ------------------
Fiscal Quarter Ended                           High    Low      High      Low
--------------------                          ------ -------- --------- --------
June 30...................................... $8     $5 13/16 $ 2 13/16 $1 1/16
September 30................................. $7     $3 1/2   $ 6 1/8   $1 3/8
December 31.................................. $4     $1 7/16  $12 3/16  $2 9/16
March 31..................................... $3 3/8 $2       $10 7/16  $5 11/16

   Management believes that the number of record holders of e4L's common stock on May 30, 2000 was approximately 796. e4L is currently restricted in its ability to pay dividends on its common stock under the terms of its credit facility and various equity financings as more fully described in Notes 5 and 6 to the consolidated financial statements. No dividends were declared in fiscal years 2000 and 1999.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                      Fiscal Years Ended March 31,
                              ------------------------------------------------
                                2000      1999      1998      1997      1996
                              --------  --------  --------  --------  --------
                                (In thousands, except per share amounts)
Operating Data:
Net revenue.................. $241,111  $327,850  $278,474  $358,179  $292,607
                              ========  ========  ========  ========  ========
(Loss) income before income
 taxes (3), (4), (5), (6).... $(35,908) $(48,034) $(56,069) $(43,794) $ 20,104
                              ========  ========  ========  ========  ========
Net (loss) income (3), (4),
 (5), (6).................... $(35,908) $(43,598) $(56,769) $(45,691) $  1,579
                              ========  ========  ========  ========  ========
Net (loss) income per common
 share (7):
  Basic...................... $  (1.16) $  (1.70) $  (2.31) $  (2.09) $   1.08
                              ========  ========  ========  ========  ========
  Diluted.................... $  (1.16) $  (1.70) $  (2.31) $  (2.09) $   0.73
                              ========  ========  ========  ========  ========
Weighted average number of
 shares outstanding:
  Basic......................   34,691    27,054    24,904    21,905    15,411
                              ========  ========  ========  ========  ========
  Diluted....................   34,691    27,054    24,904    21,905    22,674
                              ========  ========  ========  ========  ========
Balance Sheet Data:
Working capital.............. $ 12,533  $ 14,275  $  9,442  $ 19,768  $ 38,722
                              ========  ========  ========  ========  ========
Total assets................. $ 71,610  $ 98,515  $135,221  $160,861  $111,459
                              ========  ========  ========  ========  ========
Short-term debt(1)........... $  5,180  $  8,119  $ 30,812  $ 17,901  $    876
                              ========  ========  ========  ========  ========
Long-term debt(2)............ $  3,611  $    135  $    469  $    959  $  4,054
                              ========  ========  ========  ========  ========
Shareholders' equity......... $ 18,549  $ 37,747  $ 54,327  $ 88,560  $ 56,462
                              ========  ========  ========  ========  ========

--------
(1) Net of loan discount of $0.2 million, $0.9 million and $0.8 million as of March 31, 2000, 1998 and 1997, respectively.

(2) Net of loan discount of $0.2 million and $1.3 million as of March 31, 2000, and 1996, respectively.

(3) Fiscal year 2000 includes a $7.5 million write-off of impaired goodwill which was determined to be unrecoverable; $0.4 million of unusual charges related to a failed merger; a $5.9 million write-off attributable to the Satellite Sublease; and a $8.5 million loss on investment in Buyitnow LLC.

(4) As more fully described in the notes to e4L's consolidated financial statements, fiscal year 1999 includes unusual charges of $20.2 million, an extraordinary gain on extinguishment of long-term debt of $4.9 million, a gain of $6.5 million related to the sale of an investment in common stock and a write-off of goodwill of $11.3 million.

(5) Fiscal year 1998 includes a $14.5 million write-off of impaired goodwill, which was determined to be unrecoverable; $1.9 million of unusual charges for compensation expense and $6.5 million of provisions for inventory obsolescence.

(6) Fiscal year 1997 includes the operating results of certain subsidiaries for only a portion of the year as follows: Positive Response Television, Inc. ("PRTV") from May 17, 1996; and QPE and SP from July 1, 1996. In addition, the fiscal year 1997 loss includes $8.7 million of provisions for inventory obsolescence; $5.7 million of bad debt expense; $13.3 million of legal fees and settlements; $2.5 million of amortization attributable to new acquisitions; a $4.4 million write-off of impaired goodwill of PRTV; and PRTV's significant operating loss.

(7) Fiscal year 1999 loss per common share is net of an extraordinary gain on extinguishment of long-term debt of $0.18 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

   e4L is engaged in the direct marketing of consumer products, primarily through direct response television programming (also known as "infomercials"), wholesale/retail distribution and electronic commerce on a global basis and the marketing of membership services through its 50% owned subsidiary, Promenade. In the United States, e4L has historically been dependent on a limited number of successful products to generate a significant portion of its net revenue. e4L's current strategies attempt to reduce the risk associated with relying on a limited number of successful products for a disproportionate amount of its revenue, expand e4L's leverage of its media expenditures and tailor e4L's operations to more efficiently deal with the cyclical nature of e4L's business.

   The principal components of e4L's strategies include the expansion of its wholesale/retail distribution, continuity, electronic commerce and membership services businesses. e4L attempts to accomplish this by leveraging its substantial media expenditures, first the United States and then internationally (i.e. using its media primarily as an advertising vehicle to build brand awareness). This strategy encompasses the more effective utilization and leveraging of its global marketing presence and media access, the continued development and marketing of innovative products to enhance its existing programs, the increased emphasis on developing other means of revenue generation such as through membership services, as well as wholesale/retail distribution of products, expanded up-sell programs, continuity programs and customer list rental. e4L's direct response television programming is viewed as a vehicle to generate a customer base which will be utilized in various other revenue generating initiatives as opposed to the television direct response sale historically being the end result or merely a one-time sale.

   International expansion over the last five years has resulted in approximately 36.5% of e4L's revenue being generated outside of the United States. e4L takes advantage of product awareness created by its television direct response programming and also extends the sales life of its products through alternative distribution channels. These channels include wholesale/retail arrangements, continuity sales programs and Internet marketing, among others.

   e4L's revenue varies throughout the year. e4L's revenue has historically been highest in its third and fourth fiscal quarters and lower in its first and second fiscal quarters due to fluctuations in the number of television viewers. These seasonal trends have been and may continue to be affected by the timing and success of new product offerings, expansion of e4L's wholesale/retail distribution and continuity businesses, and the potential growth in e4L's electronic commerce and membership services businesses.

   In the discussion and analysis that follows, e4L discusses its "EBITDA" and "EBITDA Margin." EBITDA consists of net income before interest, provision for income taxes, depreciation and amortization, extraordinary gain on extinguishment of debt, gain on sale of investment and unusual charges. EBITDA Margin represents EBITDA as a percentage of net revenue. EBITDA does not represent cash flows as defined by generally accepted accounting principles and does not necessarily indicate that cash flows are sufficient to fund all of e4L's liquidity requirements. EBITDA should not be considered in isolation or as a substitute for net income, cash from operating activities or other measures of liquidity determined in accordance with generally accepted accounting principles. e4L believes that EBITDA is a measure of financial performance widely used within its industry, and is useful to investors as a measure of e4L's financial performance.

Results of Operations

   The following table sets forth operating data of e4L as a percentage of net revenue for the periods indicated below.

                           Year Ended March 31,
                           ---------------------
                           2000    1999    1998
                           -----   -----   -----
Statements of Operations
 Data:
Net Revenue............... 100.0%  100.0%  100.0%
Operating costs and
 expenses:
  Media...................  29.9    34.6    33.0
  Product and other
   direct.................  60.7    57.8    60.2
  Selling, general and
   administrative.........  12.0    11.6    17.3
  Depreciation,
   amortization and non-
   cash compensation......   2.3     2.1     2.5
  Write-off of impaired
   goodwill...............   3.1     3.4     5.2
  Unusual charges.........   2.6     6.2     0.7
                           -----   -----   -----
Total operating costs and
 expenses................. 110.7   115.7   118.9
                           -----   -----   -----
Loss from operations...... (10.7)  (15.7)  (18.9)
Other (income)/expenses:
  (Gain) on sale of
   investment.............   0.0    (2.0)    0.0
  Loss on equity
   investment.............   3.5     0.0     0.0
  Interest expense........   0.7     1.0     1.2
                           -----   -----   -----
Loss before income taxes
 and extraordinary item... (14.9)  (14.7)  (20.1)
Income taxes..............   0.0     0.1     0.3
                           -----   -----   -----
Loss before extraordinary
 item..................... (14.9)  (14.8)  (20.4)
Extraordinary item........   0.0     1.5     0.0
                           -----   -----   -----
Net loss.................. (14.9%) (13.3%) (20.4%)
                           =====   =====   =====

Year Ended March 31, 2000 As Compared to Year Ended March 31, 1999

Net Revenue

   Net revenue was $241.1 million for the year ended March 31, 2000, as compared to $327.9 million for the year ended March 31, 1999, a decrease of $86.8 million or 26.5%.

   Net revenue in the United States for the year ended March 31, 2000 was $153.0 million as compared to $197.6 million for the year ended March 31, 1999, a decrease of $44.6 million or 22.5%. The decrease was primarily attributable to lower media expenditures, and fewer new programs "rolled-out" during the year, which was the result of e4L's revised strategy of placing less reliance on "up-front" direct response television sales and more emphasis on wholesale/retail and electronic commerce distribution of products. The year ended March 31, 2000 included one program which generated over $20.0 million in net revenue and comprised over 15% of total net revenue. The comparable twelve month period of fiscal year 1999 included five programs which generated in excess of $20.0 million of net revenue and only one of which comprised over 15% of total net revenue. The highest grossing products in fiscal years 2000 and 1999 generated approximately 43.2% and 20.2% of total United States net revenue, respectively.

   International net revenue for the year ended March 31, 2000 was $88.1 million as compared to $130.3 million for the year ended March 31, 1999, a decrease of $42.2 million or 32.4%. The decrease was attributable to a combination of, among other things, adverse economic conditions experienced in several e4L markets during all or a portion of fiscal year 2000, reduced media expenditures or media availability in Europe, and the conversion of certain markets to licensee arrangements. e4L's European business experienced a 65.4% decline in net revenue due to the loss of two significant media contracts during the fourth quarter of the fiscal year ended March 31, 1999. The decline in Japanese net revenue was attributable to the unfavorable economic climate during the first six months of fiscal year 2000, offset in part by increased net revenue in the last six months of fiscal year 2000, which improvement resulted from the success of a e4L's wholesale/retail strategy and an improvement in the Japanese economy. In addition, e4L's operations in the Austral-Asian region (other than Japan) was adversely impacted by the economic downturn throughout that region, which resulted in a significant decline in consumer spending. This region was also adversely impacted by the lack of successful new products. e4L's Austral-Asian region (other than Japan) net revenue for the year ended March 31, 2000 as compared to the year ended March 31, 1999 increased approximately $0.6 million or 33.9%.

   e4L's sales return rate was 15.6% and 17.8% in fiscal year 2000 and 1999, respectively. This decreased overall return rate was attributable to an increase in wholesale/retail sales in both the United States and the Austral-Asia region.

Operating Costs and Expenses

   Total operating costs and expenses were $266.8 million for the year ended March 31, 2000 as compared to $379.2 million for the year ended March 31, 1999, a decrease of $112.4 million or 29.6%. Included in operating costs during fiscal year 2000 and 1999 are unusual and restructuring charges and write-offs of impaired goodwill. Excluding these amounts, operating costs for the year ended March 31, 2000 decreased by $94.8 million or 27.3% as compared to operating costs for the year ended March 31, 1999. The fiscal year 2000 decrease was primarily attributable to the decrease in net revenue of 26.5%, a reduction in media spending and a decrease in selling, general and administrative expenses. The decrease in operating costs is more fully described below.

Media

   Media purchases were $72.0 million for the year ended March 31, 2000 as compared to $113.6 million for the year ended March 31, 1999, a decrease of $41.6 million or 36.6%. e4L's worldwide ratio of media purchases to net revenue decreased to 29.9% for the year ended March 31, 2000 as compared to 34.6% for the year ended March 31, 1999. The decrease in media purchases as a percentage of net revenue was attributable to approximately $7.6 million in United States media costs being contributed to Buyitnow LLC and recorded as a loss on investment. In addition, e4L's wholesale/resale revenues, which carry no direct media costs, have increased in both the United States and the Austral-Asian region.

Product and Other Direct Costs

   Product and other direct costs consist of the cost of inventory and materials, freight, television and radio program production, commission and royalties, order fulfillment, in-bound telemarketing, credit card authorization and processing and warehousing. Product and other direct costs were $146.4 million for the year ended March 31, 2000 as compared to $189.4 million for the year ended March 31, 1999, a decrease of $42.9 million or 22.7%. The decrease was primarily attributable to the decrease in net revenue. As a percentage of net revenue, product and other direct costs were 60.7% for the year ended March 31, 2000 as compared to 57.9% for the year ended March 31, 1999. The increase as a percentage of net revenue was attributable to a change in product mix, and the effect of the reduced sales volume in relation to certain fixed and semi-variable costs of fulfillment and in-bound telemarketing.

Selling, General and Administrative

   Selling, general and administrative expense was $29.0 million for the year ended March 31, 2000 as compared to $37.9 million for the year ended March 31, 1999, a decrease of $8.9 million or 23.5%. The decrease in selling, general and administrative expense was attributable to e4L's continued cost reduction and restructuring efforts. Selling, general and administrative expense as a percentage of net revenue increased to 12.0% for the year ended March 31, 2000 from 11.6% for the year ended March 31, 1999, principally attributable to the effects of certain fixed costs in relation to the 26.5% decrease in net revenue.

Depreciation, Amortization and Non-cash Compensation

   Depreciation, amortization and non-cash compensation were $5.4 million for the year ended March 31, 2000 as compared to $6.8 million for the year ended March 31, 1999, a decrease of $1.3 million, or 19.8%. The decrease in depreciation and amortization was attributable to the write-off of goodwill and other intellectual properties associated with QPE and SP during fiscal year 1999 resulting in lower amortization expense during fiscal year 2000. In addition, the acceleration of depreciation of certain assets over the estimated remaining useful life resulting from the decision to outsource various aspects of the United States operations during fiscal year 1999 resulted in decreased depreciation expense during fiscal year 2000.

Write-off of Impaired Goodwill

   Fiscal year 2000 included a write-off of impaired goodwill of $7.5 million attributable to e4L's acquisitions of DirectAmerica Corporation and the "Flying Lure" business. Fiscal year 1999 included a write-off of impaired goodwill of $11.3 million attributable to QPE and SP.

Unusual Charges

   During fiscal year 2000, e4L wrote-off approximately $0.4 million attributable to the termination of its intended purchase of Flageoli Limited and $5.9 million attributable to broker commissions and other costs of the Satellite Sublease. Costs associated with the Satellite Sublease are payable over approximately a ten year period.

   In connection with a transaction pursuant to which an investor group led by certain e4L senior executives purchased $20.0 million of e4L's Series E Preferred Stock and $10.0 million of e4L's series D Preferred Stock, and assumed operational control of e4L during October 1998 (the "Transaction"), e4L has undertaken specific actions to reduce its overall cost structure and transition its business model from a television direct marketing company to an electronic commerce and membership services company. Certain of these actions had resulted in pre-tax restructuring and unusual charges during fiscal year 1999 of $20.2 million.

Loss on Equity Investment of BuyItNow, LLC

   During the year ended March 31, 2000, e4L recorded a loss on its equity investment in Buyitnow LLC of $8.5 million. Because Buyitnow LLC is not majority owned or controlled by e4L, e4L has accounted for its investment in Buyitnow LLC under the equity method of accounting. The loss represents the write-down of e4L's investment in Buyitnow LLC, including the allocation of $7.6 million of television media as part of e4L's investment.

Interest Expense

   Interest expense was $1.7 million for the year ended March 31, 2000, as compared to $3.2 million for the year ended March 31, 1999, an decrease of $1.5 million or 46.8%. This decrease was primarily attributable to a decrease in average outstanding indebtedness from $20.3 million during fiscal year 1999 to $14.3 million during fiscal year 2000.

Income Taxes

   e4L recorded income tax expense of $0.4 million for the year ended March 31, 1999, attributable to certain of its international operations. No income tax expense has been recorded for the year ended March 31, 2000. Income tax benefits have not been recorded during the respective periods on United States and certain international losses. These benefits will be recorded when realized, reducing the effective tax rate on future United States and European earnings.

Earnings Before Interest, Depreciation and Amortization (EBITDA) Deficit

   EBITDA deficit exclusive of the unusual charges, gain on extinguishment of debt, write-off of impaired goodwill and gain on sale of investment, was $(6.3) million for the year ended March 31, 2000 as compared to an EBITDA deficit of $(13.0) million for the year ended March 31, 1999, an improvement of $6.7 million or 51.3%. EBITDA margin deficit, exclusive of the above items, was (2.6%) and (4.0%) for the years ended March 31, 2000 and 1999, respectively. The improvements in EBITDA and EBITDA margin deficit were primarily attributable to the allocation of television media as part of e4L's investment in Buyitnow LLC.

Net Loss

   e4L incurred a net loss of $35.9 million for the year ended March 31, 2000, as compared to a net loss of $43.6 million for the year ended March 31, 1999. The year ended March 31, 2000 included $6.4 million of unusual charges, a write-off of impaired goodwill of $7.5 million and a loss on equity investment of $8.5 million. The year ended March 31, 1999 includes unusual charges of $20.2 million, a gain on sale of investments of $6.5 million, an extraordinary gain on extinguishment of debt of $4.9 million and a write-off of impaired goodwill of $11.3 million. Excluding these items e4L incurred a net loss of $13.5 million for the year ended March 31, 2000 as compared to a net loss of $23.5 million for the year ended March 31, 1999. This represents a $10.0 million, or 42.5% improvement as compared to the results of operations for the year ended March 31, 1999.

Year Ended March 31, 1999 As Compared to Year Ended March 31, 1998

Net Revenue

   Net revenue was $327.9 million for the year ended March 31, 1999, as compared to $278.5 million for the year ended March 31, 1998, an increase of $49.4 million or 17.7%.

   Net revenue in the United States for the year ended March 31, 1999 was $197.5 million as compared to $123.6 million for the year ended March 31, 1998, an increase of $74.0 million or 59.9%. The increase was primarily attributable to a greater number of successful direct response television programs and products during fiscal year 1999. The year ended March 31, 1999 included five programs which generated over $20.0 million in net revenue and only one program which comprised over 15% of total net revenue. The comparable twelve month period of fiscal year 1998 included only two programs which generated in excess of $20.0 million of net revenue and three of which comprised over 15% of total net revenue. The top products in fiscal years 1999 and 1998 generated approximately 20.2% and 16.8% of total United States net revenue, respectively.

   International net revenue for the year ended March 31, 1999 was $130.3 million as compared to $154.9 million for the year ended March 31, 1998, a decrease of $24.6 million or 15.9%. The decrease was attributable to a 17.8% decline in net revenue in Japan. The decline in Japanese revenues was primarily due to the unfavorable economic climate in Japan. Approximately 4.2% of the annual decline was attributable to the unfavorable economic climate in Japan in the first six months of fiscal year 1999. Japanese net revenue, however, increased in the last six months of fiscal year 1999 as compared to fiscal year 1998 due to the success of a wholesale/retail strategy and an improvement in the Japanese economy. In addition, e4L's operations in the Austal-Asian region continued to experience the negative impact of the economic downturn throughout that region, which resulted in a significant decline in consumer spending. This region also suffered from a lack of successful new products. e4L's Austral-Asian (other than Japan) net revenue for the year ended March 31, 1999 as compared to the year ended March 31, 1998 decreased approximately $14.9 million or 33.9%. Approximately 14.7% of the decline was the result of currency devaluation. European net revenue was consistent with that of fiscal year 1998. During the forth quarter of fiscal year 1999, European net revenue decreased 15.0% compared to fiscal 1998 due to the loss of two significant media contracts during the quarter. While the loss of these media contracts may cause European net revenue to continue to decline in fiscal year 2000, e4L believes it can maintain or improve its overall European profitability by replacing the lost media and revenue with additional wholesale/retail sales and alternative media. The European operations generated an additional $2.8 million of wholesale/retail net revenue in fiscal year 1999 as compared to fiscal year 1998.

   e4L's return rate was 17.8% and 15.7% in fiscal year 1999 and 1998, respectively. This increased overall return rate was attributable to an increase in sales of higher priced products, increased percentage of intellectual property products and higher continuity sales. Sales of these types of products and nature have historically carried higher return rates. In addition, the increased product backlogs in the United States in fiscal year 1999 as compared to fiscal year 1998 resulted in increased returns.

Operating Costs and Expenses

   Total operating costs and expenses were $379.2 million for the year ended March 31, 1999 as compared to $331.1 million for the year ended March 31, 1998, an increase of $48.1 million or 14.5%. Included in operating costs during fiscal year 1999 and 1998 are unusual and restructuring charges and write-offs of impaired goodwill. Excluding these amounts, operating costs for the year ended March 31, 1999 increased by $33.0 million or 10.5% as compared to operating costs for the year ended March 31, 1998. The fiscal year 1999 increase was primarily attributable to the increase in net revenue of 17.7%, which was partially offset by a reduction in direct costs as a percentage of net revenue and a decrease in selling, general and administrative expenses. The increase in operating costs is more fully described below.

Media

   Media purchases were $113.6 million for the year ended March 31, 1999 as compared to $91.9 million for the year ended March 31, 1998, an increase of $21.7 million or 23.6%. e4L's worldwide ratio of media purchases to net revenue increased to 34.6% for the year ended March 31, 1999 as compared to 33.0% for the year ended March 31, 1998. The increase in media purchases as a percentage of net revenue was attributable to the increased proportion of United States revenue in relation to international revenue, which United States revenue carries greater media costs. United States net revenue represented 60.3% of total net revenue for the year ended March 31, 1999 as compared to only 44.4% for the year ended March 31, 1998.

Product and Other Direct Costs

   Product and other direct costs consist of the cost of inventory and materials, freight, television and radio program production, commission and royalties, order fulfillment, in-bound telemarketing, credit card authorization and processing and warehousing,. Product and other direct costs were $189.4 million for the year ended March 31, 1999 as compared to $167.5 million for the year ended March 31, 1998, an increase of $21.8 million or 13.0%. The increase was primarily attributable to the 17.7% increase in net revenue. As a percentage of net revenue, product and other direct costs were 57.8% for the year ended March 31, 1999 as compared to 60.2% for the year ended March 31, 1998. The decrease as a percentage of net revenue was attributable to a reduction in both United States and international product and other direct costs.

   The decrease in United States product and other direct costs as a percentage of net revenue was primarily attributable to increased United States net revenue and the nature of certain fixed costs associated with e4L's fulfillment center and television production activities. The decrease in foreign product and other direct costs as a percentage of net revenue was primarily attributable to a European and Middle East operations, which were offset in part by increased costs of e4L's Austral-Asian operations. Lower South Pacific Rim net revenues in relation to certain fixed and semi-variable costs associated with operations in these regions resulted in increased costs in relation to net revenue. The decrease in European product and other direct costs as on percentage of net revenues in fiscal year 1999 as compared to fiscal year 1998 is attributable to the favorable impact of a higher average selling prices in relation to certain fixed fulfillment costs and a reduction in production costs.

Selling, General and Administrative

   Selling, general and administrative expense was $37.9 million for the year ended March 31, 1999 as compared to $48.2 million for the year ended March 31, 1998, a decrease of $10.2 million or 21.2%. The decrease in selling, general and administrative costs reflects e4L's continued cost reduction and restructuring efforts. Selling, general and administrative expense as a percentage of net revenue decreased to 11.6% for the year ended March 31, 1999 to 17.3% for the year ended March 31, 1998, principally attributable to e4L's cost reduction and restructuring efforts combined with the 17.7% increase in net revenue.

Depreciation and Amortization

   Depreciation and amortization were $6.8 million for the year ended March 31, 1999 as compared to $7.1 million for the year ended March 31, 1998, a decrease of $0.3 million, or 3.9%. The decrease in depreciation and amortization was attributable to the write-off of goodwill and other intellectual properties associated with e4L's PRTV subsidiary during the fourth quarter of fiscal year 1998 resulting in lower amortization expense during fiscal year 1999. This was offset by the acceleration of depreciation of certain assets over the estimated remaining useful life, resulting from the decision to outsource various aspects of the United States operations which resulted in increased depreciation expense during fiscal year 1999.

Write-off of Impaired Goodwill

   Fiscal year 1999 included a write-off of impaired goodwill of $11.3 million attributable to QPL and SP, e4L's operations in New Zealand and Australia, respectively. The write-off was based upon an independent appraiser's valuation of the underlying goodwill and other intellectual properties in light of the current economic downturn being experienced in these markets.

Unusual Charges

   In connection with the Transaction, e4L adopted a revised business plan under the direction of its new management team and Board of Directors. As a result, e4L has undertaken specific actions to reduce its overall cost structure and transition its business model from a television direct marketing company to an electronic commerce and membership services company. Certain of these actions had resulted in pre-tax restructuring and unusual charges during the year ended March 31, 1999 of $20.2 million.

   e4L is continuing to evaluate all areas of its business, however, as a result of the plans discussed below, e4L expects to remove a significant amount of costs from its cost structure in fiscal year 2000 and beyond. These savings are predominantly due to wage related costs; reduced carrying costs of property, plant and equipment; reduced office rent and satellite leasing charges; and other miscellaneous cost savings.

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

   Consolidation of New Zealand and Far East Business Offices, and Closure of Australian Retail Stores. e4L made a decision to reduce the size of its New Zealand work force, by consolidating its previously separate New Zealand and Far East business offices within one location, and shutting down unprofitable Australian retail stores. The restructuring charges of $0.7 million are primarily comprised of costs associated with the termination of employees, cancellation of leases and other commitments, and the write-down of assets no longer in use. Such assets had been sold or abandoned as of March 31, 1999. A total of 46 employees were terminated as part of e4L's plans to consolidate the two offices and close certain retail stores. Of the 46 employees effected, 32 have been paid and/or left e4L as of March 31, 1999, and 14 shall receive his/her severance packages and leave e4L during the first quarter of fiscal year 2000.

   Outsourcing of Certain North American Operations. e4L is in the process of outsourcing various aspects of its Phoenix, Arizona fulfillment center, customer service operations, and media agency business. As a result, during the third quarter of the year ended March 31, 1999 e4L disposed of its media agency subsidiary and is in the process of transitioning its fulfillment and customer service functions to third parties. The costs expensed as of March 31, 1999, of $3.4 million include costs primarily associated with the termination of employees and cancellation of lease and other commitments. This transaction is expected to be completed by the end of the third quarter of fiscal year 2000.

   Closure of Certain Asian and Eastern European Markets. Due to the economic downturn in Asia and Eastern Europe, the forecasted sales and opportunities in these regions have decreased significantly from e4L's original plans. Accordingly, e4L made a decision to exit certain Asian and Eastern European markets and/or transfer such markets to third party licensee arrangements. The costs included in the restructuring charges of $2.0 million are costs incurred in connection with the termination of 12 employees, all of which terminations were completed and paid as of March 31, 1999, and the write-down of inventories and uncollectable trade accounts receivable in the affected markets.

   Write-down of Prepaid Production. Also included in the restructuring charge is $2.6 million of costs related to the write-down of certain prepaid costs attributable to the production of its direct response television programming. e4L made a fundamental change in its strategy involving the use of its programs. In connection with its revised business model, new electronic commerce platform and other initiatives, e4L has begun utilizing its programs not only for the sale of underlying products, but has begun leveraging its wholesale programs and television media to drive memberships in its membership shopping club, Everything4Less, to exploit a retail market and continuity programs for its products, and to create list rental opportunities with respect to its customer base.

   Other unusual charges consist of the following:

   Shopping Club Start-Up Costs. $1.2 million of start-up costs associated with the development and production of commercials related to e4L's Everything4Less membership shopping club.

   Eutelstat Satellite Contract. e4L entered into a long-term commitment to lease a transponder on the Eutelstat satellite for the life of the satellite. The satellite launched in April 1998, and e4L has an estimated commitment of 10 to 12 years. e4L has classified the satellite contract as unfavorable, as it has estimated that it will be unable to recover certain costs relating to its lease. Accordingly, e4L has included in unusual charges $5.3 million relating to its inability to recover a portion of costs attributable to the Eutelstat Satellite lease.

   Change of Control Payments. As part of the Transaction, e4L recorded severance charges of $1.8 million associated with the waiver of the change of control provisions contained in the employment agreements of three former executive officers.

   Consulting Fees. In connection with the Transaction, e4L recorded a non-cash charge of $0.2 million in connection with a five year option to purchase up to 212,500 shares of e4L Common Stock at an exercise price of $1.32 per share that were granted to a management company of which Messrs. Lehman, Weiss and Yukelson are managing members. In addition, e4L recorded $0.4 million related to the termination of a consulting agreement.

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

Gain of Sale of Investment

   During the year ended March 31, 1999, e4L recognized a gain on the sale of an investment in common stock of Earthlink Corporation of $6.5 million.

Interest Expense

   Interest expense was $3.2 million for the year ended March 31, 1999, as compared to $3.5 million for the year ended March 31, 1998, an decrease of $0.3 million. This decrease was primarily attributable to a decrease in average outstanding indebtedness from $26.6 million during fiscal year 1998 to $20.3 million during fiscal year 1999.

Income Taxes

   e4L recorded income tax expense of $0.4 million and $0.7 million for the years ended March 31, 1999 and 1998, respectively, attributable to certain of its international operations. Income tax benefits have not been recorded during the respective periods on United States and certain international losses. These benefits will be recorded when realized, reducing the effective tax rate on future United States and European earnings.

Extraordinary Item--Gain on Extinguishment of Long-Term Debt

   The gain on extinguishment of long-term debt resulted from e4L's retirement of its approximately $21.5 million debt outstanding under a revolving credit and term loan with its then principle lender at a twenty-five percent discount.

Earnings Before Interest, Depreciation and Amortization (EBITDA) Deficit

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

Net Loss

   e4L incurred a net loss of $43.6 million for the year ended March 31, 1999, as compared to a net loss of $56.8 million for the year ended March 31, 1998. The current fiscal year includes unusual charges of $20.2 million, a gain on sale of investments of $6.5 million, an extraordinary gain on extinguishment of debt of $4.9 million and a write-off of impaired goodwill of $11.3 million. Fiscal year 1998 included a write-off of goodwill of PRTV of $14.5 million and unusual charges of $1.9 million. Excluding these items e4L incurred a net loss of $23.5 million for the year ended March 31, 1999 as compared to a net loss of $40.3 million for the year ended March 31, 1998. This represents an $16.9 million, or 41.8%, improvement as compared to the results of operations for the year ended March 31, 1998.

Liquidity and Capital Resources

   e4L's working capital was $12.5 million at March 31, 2000 as compared to $14.3 million at March 31, 1999 a decrease of $1.8 million. Operating activities for the year ended March 31, 2000 resulted in a use of cash of $22.3 million. e4L's cash flow from operations during the year ended March 31, 2000 was adversely impacted by the net loss of approximately $35.9 million.

   The $1.0 million increase in restricted cash from March 31, 1999 to March 31, 2000 is attributable to credit card deposits held by e4L's Visa Card processor as a reserve for credit card chargebacks and fees in the United States. The restricted cash balance may be adjusted periodically based upon e4L's future credit card chargeback activity.

   Consolidated accounts receivable decreased by $15.3 million, or 43.2%, primarily due to a decrease in United States accounts receivables of $12.1 million and a decrease in European accounts receivable of $2.9 million. United States and European accounts receivable decreased due to a decrease in time payment receivables which was attributable to the lower sales volume in these markets. Consolidated inventories increased $2.5 million or 14.5%. This increase was attributable to a $2.7 million increase in Austral-Asian inventory as a result of the increased inventory requirements necessary to operate the regions wholesale/retail business.

   During June 2000, QIL entered into the Satellite Sublease. The Satellite Sublease is to commence on August 1, 2000 with annual sublease payments of 3.0 million Euros ($2.9 million as of March 31, 2000) during the first year, and
3.4 million Euros ($3.2 million as of March 31, 2000) each year thereafter through March 30, 2010.

   During May 2000, e4L executed a non-binding Letter of Intent, as amended, with two venture capital companies, pursuant to which, among other things, these two companies and certain members of management will purchase 75% of the equity of e4L's QIJ, QPE and SP subsidiaries for approximately $44.0 million (approximately $38.0 million after repayment of inter-company debt). Closing of the transaction, which is anticipated to occur during the second fiscal quarter of 2001, is subject to normal closing conditions, including completion of satisfactory due diligence, and finalization of definitive agreements.

   During March 2000, e4L consummated a transaction pursuant to which the Preferred Investors purchased an aggregate of $10.0 million of Series G/H Preferred Stock. The Series G/H Preferred Stock carries a 4% annual premium payable, at e4L's option, in cash or e4L common stock at the time of conversion.

   On August 30, 1999, e4L consummated a transaction pursuant to which the Series F Investors purchased $5.0 million Series F Convertible Preferred Stock. Proceeds net of related costs were approximately $4.6 million. The Series F Preferred Stock is convertible into 1,061,008 shares of common stock of e4L. The Series F Preferred Stock accrues a premium of 4% per annum, which is required to be paid in cash at the time of conversion of the Series F Preferred Stock.

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

   In February 2000, e4L amended the Credit Agreement whereby it obtained a $5.0 million term loan ("Term Loan"). The Term Loan bears interest at the rate of 13% per annum, and is due in December 2002 concurrent with the expiration of the Credit Agreement. In connection with the Term Loan, e4L granted to its senior lender 5-year warrants to purchase 325,000 shares of its common stock at an exercise price of $2.5625 per share. Also, in connection with the Term Loan, e4L re-paid amounts then outstanding under the short-term over advance and over-line facility.

   At March 31, 2000, e4L had $6.9 million in total availability under its term loan and senior credit facility, of which $4.0 million was outstanding as principal borrowings and there were no outstanding letters of credit. In addition, $5.0 million of principal under the Term Loan was outstanding at March 31, 2000.

   e4L's foreign revenue is subject to currency exchange risk. To the extent e4L incurs expenses (e.g. order fulfillment and media costs) in local currencies that are based upon locally denominated sales volume, this exposure is reduced significantly. e4L monitors exchange rate and/or forward contracts when appropriate and, depending upon market and other conditions, may attempt to hedge its currency risk. During fiscal year 2000 e4L entered into forward contracts to hedge its Japanese Yen position resulting in a net loss of $0.3 million for fiscal year 2000. At March 31, 2000, e4L has outstanding forward contracts to hedge its Japanese Yen position in the amount of $0.9 million. These contracts matured through May 2000. e4L has recognized an immaterial net loss on these contracts subsequent to March 31, 2000. In the long term, e4L has the ability to change prices to a certain extent in order to react to major currency fluctuations; which may reduce a portion of the risk associated with local currency fluctuations. However, the significant currency devaluation and economic downturn being experienced in certain foreign regions will have an adverse impact on e4L's operating results and cash flows in fiscal year 2000. Currently, e4L's major foreign currencies are the European Economic Union's Euro, German Deutsche Mark, Japanese Yen, Australian Dollar and New Zealand Dollar, each of which has been subject to recent fluctuations.

   e4L's cash position continues to be pressured by the losses incurred during each of its prior three fiscal years and during the current year ended March 31, 2000. In order to improve e4L's liquidity position, e4L needs to continue to implement certain plans and actions designed to rebuild its business, including the continued introduction of successful new products, the continued deployment of wholesale/retail and electronic commerce strategies, the ability to successfully leverage its media and the return to profitability. While the potential sale of the 75% interest in e4L's Austral-Asian business, recent cost reductions and the consummation of the Satellite Sublease, among other things, will help to improve e4L's liquidity position, no assurances can be given that any of the actions will be successful. e4L's auditors have qualified their opinion with respect to e4L's March 31, 2000 financial statements citing "going-concern" issues. e4L's ability to continue as a going concern is dependent upon its ability to implement its business plan and strategies, and return itself to profitability. Management believes, however, that the proceeds from the sale of its Austral-Asian businesses (if consummated) will be sufficient to meet e4L's operating requirements for the foreseeable future. Should e4L be unable to successfully consummate the sale of the Austral-Asian business in a timely manner, it will have to obtain additional debt or equity financing in order to fund its current working capital requirements. No assurances can be given that e4L will be able to obtain such financing or that such financing will be sufficient to fund e4L's working capital needs.

Year 2000 Implications

   Year 2000 remediation activities were successfully completed prior to December 31, 1999 with minimal disruption, and as of June 15, 2000, no material issues have surfaced in any of e4L's critical business systems, operations or third party relationships. While e4L does not expect further Year 2000 issues to arise, efforts to monitor critical systems and major vendors through normal operational and support processes will continue. Virtually none of e4L's products are date-sensitive.

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

   e4L incurred Year 2000 expenses of approximately $1.2 million through March 31, 2000. e4L does not expect to incur any additional costs associated with the Year 2000 issue.

Factors That May Affect Future Performance

e4L Has Historically Suffered Losses Which Has Adversely Affected Cash Flow and Going Concern

   e4L incurred significant losses in four of its last five fiscal years. e4L also reported a net loss of approximately $35.9 million for fiscal year March 31, 2000. Because of e4L's historical financial condition as well as other unfavorable conditions, e4L's independent auditors stated in their report dated June 26, 2000, that substantial doubt exists as to e4L's ability to continue as a going concern. e4L has developed a business plan and has begun implementing new strategies designed to increase net revenue, reduce costs and return it to profitability. If the business plan does not adequately address the circumstances and situations which resulted in e4L's historic poor performance, e4L would be required to seek alternative forms of financing, the availability of which is uncertain, or be forced to go out of business. While e4L's management believes that the proceeds from the sale of its Austral-Asian businesses will be sufficient to meet e4L's operating requirements for the foreseeable future, no assurances can be given that it will be able to successfully complete the sale transaction.

The Direct Response Marketing and Electronic Commerce Industries Are Extremely Competitive

   e4L experiences extreme competition for products, customers and media access in the direct response marketing and electronic commerce industries. Accordingly, to be successful, e4L must:

  . Accurately predict consumer needs and market conditions, including consumers' acceptance of the Internet as a medium for commerce and competition;

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

   e4L's historical operating results were primarily caused by delays in product introductions, lack of successful products, failure to adequately leverage its global spending and deteriorating economic conditions in the Austral-Asian markets. More recently, reduced media availability and limited new products have negatively affected e4L's operating results. e4L actively seeks out new products, new sources of products and alternative distribution channels, including wholesale/retail and the Internet. e4L cannot be certain that inventors and product manufacturers will select it to market their products. Significant delays in product introductions or a lack of successful products could prevent e4L from selling adequate amounts of its products and otherwise have a negative effect on e4L's business.

e4L Depends Upon Foreign Sales For Revenue, Which Expose e4L To Additional
Risks

   e4L markets products to consumers all over the world. In recent years, e4L has derived approximately forty percent of its net revenue from sales to customers outside the United States. e4L's largest international markets are Europe and Asia, primarily Japan, Australia and New Zealand. The economic environment in the Asian region has had and, for the foreseeable future, may continue to have, an adverse effect on e4L. e4L's international expansion has caused an increase in its working capital requirements due to the additional time required to deliver products abroad and receive payment from foreign countries.

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

   In addition to a supply of successful new products, e4L's revenue and results of operations depend on a positive customer response to its direct response television programming, and the effective management of product inventory and media time. Consumer response to e4L's programming depends on many variables, including the appeal of the products being marketed, the effectiveness of the direct response program, the availability of competing products and the timing and frequency of program airings. We cannot assure you that e4L's programming will receive market acceptance.

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

   Substantially all of e4L's products are manufactured by other domestic and foreign companies. In addition, e4L utilizes other companies to fulfill orders placed for e4L's products and to provide telemarketing services. If e4L's suppliers are unable, either temporarily or permanently, to deliver products to e4L in time to fulfill sales orders, it could have a negative effect on e4L's results of operations. Moreover, because the time from the initial approval of a product by e4L's product development department until the first sale of a product must be short, e4L must be able to cause its product manufacturers to quickly produce high-quality, reasonably priced products for e4L to sell. However, because e4L's primary product manufacturers are foreign companies which require longer lead times for products, any delay in production or delivery would adversely affect sales of the product and e4L's results of operations. In addition, use of foreign manufacturers further exposes e4L to the general risks of doing business abroad.

e4L Must Be Able To Acquire And Effectively Use Media Time To Sell Products And Build Brand Awareness

   e4L must have access to media time to televise its direct response television programming on cable and broadcast networks, network affiliates and local stations. e4L purchases a significant amount of media time from cable television and satellite networks, which assemble programming for transmission to cable system operators. If demand for airtime increases, cable system operators and broadcasters may limit the amount of time available for these broadcasts. Larger multiple cable system operators also sell `dark' time, (i.e., the hours during which a network does not broadcast its own programming) to third parties which may cause prices for such media to rise. Significant increases in the cost of media time or significant decreases in e4L's access to media could negatively impact e4L. In addition, periodic world events may limit e4L's access to air time and reduce the number of persons viewing e4L's direct response programming in one or more markets, which would negatively impact e4L for these periods.

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

   In April 1998, e4L began leasing a twenty-four hour transponder on the Eutelstat Satellite, which broadcasts across Europe. e4L incurred significant start-up costs in connection with the transponder lease. If e4L is unable to use effectively or continue to sublease the remaining transponder media time, e4L's future operations could be negatively affected. During the year ended March 31, 1999, e4L classified a portion of this contract as unfavorable and recorded a $5.3 million unusual charge. During June 2000, e4L entered into the Satellite Sublease and wrote-off an additional $5.9 million attributable principally to broker commissions and other costs, which will be incurred over an approximate ten year period in connection with the sublease.

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

   In June 2000, e4L received notice from the NYSE that it is considered "below criteria" with respect to its market capitalization and stockholders' equity in accordance with the Listing Criteria. In accordance with the Listing Criteria, e4L is required, on or before July 29, 2000, to submit a business plan to the NYSE, which demonstrates compliance with the $50.0 million minimum market capitalization and stockholders' equity requirement contained in the Listing Criteria within 18 months of submitting its plan, and to issue a press release disclosing the fact that it is not in compliance with the Listing Criteria. Upon submission, the business plan will be reviewed by the NYSE's Listing and Compliance Committee for final disposition, and will either accept or reject the plan. Furthermore, at various times during June and July 2000, the trading price of e4L's Common Stock on the NYSE fell below $1.00 per share. If e4L's Common Stock trades below $1.00 per share over a 30-day trading period, in accordance with the Listing Criteria, e4L must raise its stock price above $1.00 per share within six months or as soon as possible thereafter in the event a shareholder meeting is required. If e4L's Common Stock were delisted from trading on the NYSE, it would have severe negative effects on e4L and its stockholders.

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

   e4L's executive officers have substantial experience and expertise in direct response sales and marketing, electronic commerce and media. In addition, e4L is highly dependent on certain of its employees responsible for product development and production of direct response television programs. If any of these individuals leave e4L, e4L's business could be negatively affected.

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

e4L's Stock Price May Be Adversely Affected By Sales Of Shares of Common Stock Underlying its Convertible Securities

   Sales of a substantial number of shares of e4L's Common Stock in the public market could adversely affect the market price of e4L's Common Stock outstanding. As of June 15, 2000, there are approximately 43.1 million shares of e4L Common Stock issued and outstanding, nearly all of which are freely tradable. In addition, approximately 42.6 million shares of e4L Common Stock are currently reserved for issuance upon the exercise of outstanding options and warrants and the conversion of convertible preferred stock. For example, approximately 15.4 million shares of Common Stock may be issued to holders of e4L's Series D Convertible Preferred Stock (based on a conversion price of $1.073125 per share) and approximately 5.2 million shares of Common Stock may be issued to holders of e4L's Series E Convertible Preferred Stock (based on a conversion price of $1.50 per share and not including any shares of e4L Common Stock that are issuable to holders of Series E Convertible Preferred Stock in satisfaction of the one-year 4% premium payable upon conversion). In addition, shares of Series G Convertible Preferred Stock and Series H Convertible Preferred Stock are convertible into shares of Common Stock at an initial conversion price equal to $2.9575 per share. Based on this initial conversion price of $2.9575 per share, the Series G Convertible Preferred Stock and Series H Convertible Preferred Stock, which has an aggregated stated value of $10 million, would be convertible into approximately 3.4 million shares of Common Stock. Beginning on December 21, 2000 (and on each six-month anniversary thereafter), the conversion price will be reset to the lesser of (i) $2.9575 per share or (ii) the average of the ten lowest trade prices on each of ten trading days on which the lowest trade prices occurred out of the 20 trading days immediately preceding a reset date. For example, if this average trading price equaled $2.00 per share, the Series G Convertible Preferred Stock and Series H Convertible Preferred Stock would be convertible into 5,000,000 shares of e4L Common Stock (excluding conversion of unpaid dividends).

Quarterly Results of Operations (Unaudited)

                                            Fiscal Quarters Ended (1)
                                    ------------------------------------------
         Fiscal Year 2000           June 30  September 30 December 31 March 31
         ----------------           -------  ------------ ----------- --------
                                     (Dollars in thousands, except per share
                                                      data)
Net revenue........................ $68,222    $73,590      $54,547   $ 44,752
Operating costs and expenses:
  Media ...........................  25,326     24,699       12,723      9,246
  Product and other direct.........  39,508     42,903       34,242     29,796
  Selling, general and
   administrative..................   7,615      7,852        7,990      5,560
  Depreciation, amortization and
   non-cash compensation...........   1,288      1,302        1,308      1,551
  Write-off of impaired goodwill...     --         --           --       7,537
  Unusual charges..................     --         --           411      5,943
                                    -------    -------      -------   --------
Total operating costs and
 expenses..........................  73,737     76,756       56,674     59,633
                                    -------    -------      -------   --------
Loss from operations ..............  (5,515)    (3,166)      (2,127)   (14,881)
Other (income)/expenses:
  Loss on equity investment........     --       1,173        2,957      4,376
  Interest expense.................     282        432          414        585
                                    -------    -------      -------   --------
Loss before income taxes and
 extraordinary item................  (5,797)    (4,771)      (5,498)   (19,842)
Income taxes.......................      85         85          105       (275)
                                    -------    -------      -------   --------
  Net loss ........................ $(5,882)   $(4,856)     $(5,603)  $(19,567)
                                    =======    =======      =======   ========
Net loss per share:
  Basic............................ $ (0.22)   $ (0.19)     $ (0.18)  $  (0.53)
                                    =======    =======      =======   ========
  Diluted.......................... $ (0.22)   $ (0.19)     $ (0.18)  $  (0.53)
                                    =======    =======      =======   ========

                                              Fiscal Quarters Ended (2)
                                      ------------------------------------------
          Fiscal Year 1999            June 30  September 30 December 31 March 31
          ----------------            -------  ------------ ----------- --------
                                       (Dollars in thousands, except per share
                                                        data)
Net revenue ........................  $83,167    $86,652     $ 83,159   $74,872
Operating costs and expenses:
  Media.............................   28,471     30,664       28,807    25,625
  Product and other direct .........   46,299     51,959       47,926    43,198
  Selling, general and
   administrative...................   10,059     10,206        9,470     8,196
  Depreciation, amortization and
   non-cash compensation............    1,408      1,419        1,394     2,573
  Write-off of impaired goodwill....      --         --           --     11,300
  Unusual charges...................   (1,199)       --        21,680      (243)
                                      -------    -------     --------   -------
Total operating costs and expenses..   85,038     94,248      109,277    90,649
                                      -------    -------     --------   -------
Loss from operations................   (1,871)    (7,596)     (26,118)  (15,777)
Other (income)/expenses:
  Gain on sale of investment .......      --         --           --     (6,544)
  Interest expense .................    1,246      1,256          528       186
                                      -------    -------     --------   -------
Loss before income taxes and
 extraordinary item ................   (3,117)    (8,852)     (26,646)   (9,419)
Income taxes........................      125        105          105       105
                                      -------    -------     --------   -------
Net loss before extraordinary gain..   (3,242)    (8,957)      26,646    (9,524)
                                      -------    -------     --------   -------
Extraordinary item--gain on
 extinguishment of debt.............      --         --         4,876        --
  Net loss..........................  $(3,242)   $(8,957)    $(21,875)  $(9,524)
                                      =======    =======     ========   =======
Net loss per share:
  Basic (3).........................  $ (0.11)   $ (0.37)    $  (1.36)  $ (0.35)
                                      =======    =======     ========   =======
  Diluted (3).......................  $ (0.11)   $ (0.37)    $  (1.36)  $ (0.35)
                                      =======    =======     ========   =======

--------
(1) Fiscal year 2000 includes unusual charges of $6.4 million, a loss on e4L's equity investment in Buyitnow, LLC of $8.5 million and a write-off of impaired goodwill of $7.5 million.
(2) Fiscal year 1999 includes unusual charges of $20.2 million, an extraordinary gain on extinguishment of long-term debt of $4.9 million, a gain of $6.5 million attributable to the sale of an investment in common stock and a write-off of impaired goodwill of $11.3 million.
(3) The quarter ended December 31, 1998 basic and diluted earnings per share includes the benefit of $0.19 due to an extraordinary gain on extinguishment of debt.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

   e4L currently maintains a revolving credit facility, which bears interest at variable rates. Accordingly, e4L's results of operations are impacted by changes in interest rates. Assuming the current level of borrowings at variable rates, and assuming a two percentage point change in the average interest rate under these borrowings, it is estimated that the e4L's interest expense would have increased by $0.3 million during the year ended March 31, 2000. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that might be taken and their possible effects, the analysis assumes no such actions are taken. Further the analysis does not consider the effects of the change in the level of overall economic activity that could result in a higher interest rate environment.

   e4L does not currently hedge interest rates with respect to its outstanding debt.

Equity Price Risk

   The carrying value of the e4L's equity securities are affected by changes in the quoted market prices of e4L's Common Stock. e4L has entered into an agreement with a former investment banker pursuant to which e4L has guaranteed the market price of its Common Stock underlying warrants issued to the investment banker, subject to certain limitations. In the event the market price of its Common Stock is below the guaranteed price, e4L is required to pay any deficiency in cash. e4L has recorded the resulting maximum payment as a liability as of March 31, 2000.

   Furthermore, shares of e4L's Series G/H Preferred Stock is convertible into shares Common Stock based upon a floating conversion price, which price is determined by dividing (i) the aggregate stated value of the Series G/H Preferred Stock being converted by (ii) the conversion price then in effect, which shall initially be set at $2.9575 per share of Common Stock, which beginning on December 21, 2000 (and on each six-month anniversary thereafter, each such date being a "Reset Date"), the conversion price will be reset to the lesser of $2.9575 or the average of the ten lowest trade prices on each of ten trading days out of the 20 trading days on which the lowest trade prices occurred immediately preceding a Reset Date. In the event the conversion price is below $2.9575 per share, there could be substantial dilution of its Common Stock, and absent shareholder approval, e4L could be forced to redeem a portion of the Series G/H Preferred Stock in cash. Following December 21, 2000, if e4L's Common Stock trades at greater than $4.50 per share for any 20 consecutive trading days, then the conversion price of the Series G Preferred Stock will be $2.9575 per share thereafter; and if following December 21, 2000, if e4L's common stock trades at greater than $5.50 per share for any 20 consecutive trading days, then the conversion price of the Series H Preferred Stock will be $2.9575 per share thereafter.

Foreign Currency

   All of e4L's foreign operations are measured in their local currencies. As a result, e4L's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the e4L has operations. To the extent e4L incurs local currency expenses (order fulfillment and media costs), that are based on locally denominated sales volume, this exposure is reduced significantly. e4L monitors exchange rate and/or forward contracts when appropriate.

   To mitigate a portion of the exposure to risk of currency fluctuations throughout Europe and the Austral-Asian Region, e4L enters into forward contracts to hedge its foreign currency positions. In the long term, e4L has the ability to change selling prices of its products to a certain extent in order to react to major currency fluctuations; which may reduce a portion of the risk associated with local currency fluctuations. However, currency devaluation and economic downturn with respect to certain foreign regions could have a negative impact on e4L's operating results and cash flows. Currently, e4L's major foreign currencies are the European Economic Union's Euro, British Pound, German Deutsche Mark, Japanese Yen, Australian Dollar and New Zealand Dollar, each of which has been subject to recent fluctuations.

   e4L maintains no other derivative instruments to mitigate the exposure to translation and/or transaction risk. However, this does not preclude e4L's adoption of specific hedging strategies in the future. e4L reported a net loss of $35.9 million for the year ended March 31, 2000 It is estimated that a 5% change in the value of the U.S. dollar to the Euro, Deutsche Mark, Yen, Australian Dollar and New Zealand Dollar would change e4L's net loss for the year ended March 31, 2000 by $0.8 million.

   The above analysis does not consider the implications that such fluctuations could have on the overall economic activity that could result in such an environment in the United States or other countries, or on the results of operations of e4L's foreign operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   This Item is submitted in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

   Information concerning the present Directors and executive officers of e4L is set forth below. The term of office for each Director is one year or until the date of e4L's next meeting of stockholders, at which time elections are held for each seat on the Board of Directors.

                                                                      Director
 Name                              Position with Company               Since
 ----                              ---------------------              --------
 Stuart D. Buchalter.. Director                                         1998

                       Chairman of the Board of Directors and Chief
 Stephen C. Lehman.... Executive Officer                                1998

 David E. Salzman..... Director                                         1998

 Andrew M. Schuon..... Director                                         1998

 Anthony M. Vercillo.. Executive Vice President, Operations              --

 Eric R. Weiss........ Vice Chairman of the Board of Directors,
                       President and Chief Operating Officer            1998

                       Executive Vice President/Finance and Chief
 Daniel M. Yukelson... Financial Officer, and Secretary                  --

   The following is a summary of each director and executive officer's occupation during the last five years.

   Stuart D. Buchalter, age 62, has been Of Counsel with the California law firm of Buchalter, Nemer, Fields & Younger, a Professional Corporation since August 1980. From August 1980 until June 1993, he served as Chairman of the Board of Directors and Chief Executive Officer of Standard Brands. Mr. Buchalter completed his undergraduate studies at the University of California at Berkeley, and earned an LLB at Harvard University Law School. Mr. Buchalter is a director of Warnaco Group, Inc., an apparel manufacturer, Earl Scheib, Inc., an automotive painting company, and City National Corp., the holding company for City National Bank. He has served as a Director of e4L since October 1998.

   Stephen C. Lehman, age 48, has served as Chief Executive Officer and Chairman of the Board of Directors of e4L since October 1998. From August 1998 until October 1998, Mr. Lehman was Acting Chief Executive Officer of e4L. Prior thereto, from its formation in January 1987 until August 1998, Mr. Lehman served as President, Chief Executive Officer and Chairman of the Board of Directors of Premiere Radio Networks, Inc. ("Premiere"). From 1984 until 1987, Mr. Lehman was President of Stephen Lehman Productions, a radio syndication company, while also serving as an on-air personality at KIIS-AM and FM in Los Angeles, California. Mr. Lehman graduated cum laude from the University of Nevada at Las Vegas, with a degree in Communications. Mr. Lehman has served as a Director of e4L since August 1998.

   David E. Salzman, age 56, has served as Co-Chief Executive Officer of Quincy Jones-David Salzman Entertainment, a television, motion picture, music and interactive content joint venture with Time-Warner Entertainment, since its formation in 1993. Mr. Salzman has also served as Chief Executive Officer of David Salzman Enterprises, a television, film, live events and new media content producer, since June 1998. Mr. Salzman was a Director of Premiere from July 1995 to April 1997 and a Director of Lorimar Telepictures from April 1986 until January 1989. Mr. Salzman holds a bachelor of arts degree from Brooklyn College and a masters degree from Wayne State University. He has served as a Director of e4L since October 1998.

   Andrew M. Schuon, age 35, has served as president and chief operating officer of Farmclub.com, Inc., a division of Universal Music Group since December 1999. From March 1998 until November 1999 he served as Executive Vice President/General Manager of Warner Bros. Records, a division of Time Warner Entertainment, Inc. Mr. Schuon served as Executive Vice President of Programming for MTV Music Television, a unit of Viacom, Inc. ("MTV") from November 1995 through May 1998. Mr. Schuon attended the University of Nevada.

Mr. Schuon was a Director of Premiere from January 1997 until July 1997 and is currently a Director of Hot Topic, Inc. and FTM Media, Inc. He has served as a Director of e4L since August 1998.

   Anthony M. Vercillo, age 43, has served as Executive Vice President, Operations of e4L since May 1999. From November 1998 until May 1999, Mr. Vercillo served as Senior Vice President, Operations of e4L. Prior thereto, from August 1998 until November 1998, Mr. Vercillo served as a consultant to senior management of e4L. Prior to joining e4L, from January 1991 until November 1998, Mr. Vercillo was President and Chief Executive Officer of IFMC, Inc., a management consulting firm. Mr. Vercillo earned his undergraduate degree at Caldwell University and his masters in business administration at United States International University.

   Eric R. Weiss, age 41, has served as Vice Chairman and Chief Operating Officer of e4L since October 1998 and as President of e4L since May 2000. Prior thereto, Mr. Weiss served as a Director of Premiere from January 1997 until August 1997. During 1996, Mr. Weiss served as Chairman and Chief Executive Officer of After MidNite Entertainment, Inc., a privately held producer and distributor of network radio programs and services. From 1986 until 1995, Mr. Weiss served as an executive officer of Westwood One, Inc., a producer and distributor of network radio programs and services, serving as Executive Vice President and Vice President/Business and Legal Affairs. Mr. Weiss completed his undergraduate studies at Rutgers University where he was elected Phi Beta Kappa and graduated with honors. Mr. Weiss received his Juris Doctorate from George Washington University's National Law Center. Mr. Weiss has served as a Director of e4L since August 1998.

   Daniel M. Yukelson, age 37, has served as Executive Vice President/Finance and Chief Financial Officer, and Secretary of e4L since October 1998. From November 1996 until December 1998, Mr. Yukelson served as Senior Vice President/Finance and Chief Financial Officer and Secretary of Premiere. From June 1995 until November 1996, Mr. Yukelson served as Vice President and Chief Financial Officer of Premiere. From December 1993 until June 1995, Mr. Yukelson served as Assistant Vice President and Controller of Wherehouse Entertainment, Inc. and during 1993 he served as Vice President/Finance and Chief Financial Officer of Standard Brands Paint Company, Inc. ("Standard Brands"), a paint retailer and manufacturer. Prior thereto, from 1985 until 1993, Mr. Yukelson served in various positions with Ernst & Young LLP, e4L's independent auditors, last serving as a Senior Manager in the Restructuring and Reorganization Practice. Mr. Yukelson earned his undergraduate degree in business administration at the California State University at Northridge. He is a Certified Public Accountant.

Meetings of the Board of Directors and its Committees

   Board of Directors. During the fiscal year ended March 31, 2000, there were three meetings of the Board of Directors. The Board of Directors also took action by unanimous written consent as permitted by Delaware law. All Directors attended at least 75% of the meetings held during the fiscal year ended March 31, 2000. e4L's Board of Directors has an Executive Committee, an Audit Committee and a Compensation/Stock Option Committee. All committee members attended at least 75% of all committee meetings held during their terms as members of such committees.

   Executive Committee. The Executive Committee is composed of Messrs. Lehman (Chairman), Weiss and Buchalter. The Executive Committee has general responsibility and authority to manage the operations and affairs of e4L between meetings of the full Board of Directors, subject to direction and oversight by the Board of Directors. The Executive Committee met twice during the year ended March 31, 2000.

   Audit Committee. The Audit Committee is currently composed of three non-employee Directors. The members of the Audit Committee are Messrs. Buchalter, Schuon (Chairperson) and Salzman. This committee meets with e4L's independent public accountants to review the scope and results of auditing procedures and e4L's accounting policies and controls. The Audit Committee also provides general oversight with respect to the accounting principles employed in e4L's financial reporting. The Audit Committee met twice during the fiscal year ended March 31, 2000.

   Compensation/Stock Option Committee. The Compensation/Stock Option Committee is composed of two non-employee Directors. The current members of the Compensation/Stock Option Committee are Messrs. Salzman and Schuon. The Compensation/Stock Option Committee is responsible for determining and reviewing the compensation of the officers of e4L, including e4L's Chief Executive Officer. The Compensation/Stock Option Committee determines and reviews executive compensation matters and administers the terms and provisions of e4L's stock option plan. The Compensation/Stock Option Committee met ten times during the fiscal year ended March 31, 2000.

Compensation of the Board of Directors

   Each Director who is not an employee of e4L is granted an equity retainer consisting of options to purchase 15,000 shares of e4L Common Stock pursuant to the 1991 Stock Option Plan upon such Directors' appointment or election to the Board of Directors. The options vest over a three year period, with 5,000 options vesting on the date of grant and 5,000 options vesting at the end of each of years two and three following such Director's appointment or election to the Board of Directors. No options were granted to e4L's non-employee Directors during the year ended March 31, 2000. During June 2000, Buyitnow LLC granted each of Messrs. Buchalter, Salzman and Schuon 25,000 options exercisable into common units of Buyitnow LLC with an exercise price of $5.00 per common unit.

   In addition to the equity retainer, each Director receives $500 per meeting attended in person and $250 per committee meeting attended in person, such fees to be paid only in the event that e4L achieves pre-tax profits for two consecutive quarters. During the fiscal year ended March 31, 2000, e4L incurred no expenses for Directors' fees.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Exchange Act requires e4L's Directors, certain of its officers and persons who own more than ten percent (10%) of e4L's Common Stock (collectively, the "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish e4L with copies of these reports.

   Based on e4L's review of the copies of these reports received by it, and representations received from Reporting Persons, e4L believes that all filings required to be made by the Reporting Persons for the period April 1, 1999 through March 31, 2000 were made on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

   The following Summary Compensation Table sets forth the cash compensation and certain other components of the compensation received by Stephen C. Lehman, Chairman of the Board of Directors and Chief Executive Officer of e4L and the other three most highly compensated executive officers of e4L who were executive officers of e4L as of March 31, 2000 for each of the fiscal years ended March 31, 2000 and 1999.

                          Summary Compensation Table

                                       Annual Compensation              Long-term Compensation
                             ---------------------------------------- --------------------------
                                                                      Securities
                             Fiscal                    Other Annual   Underlying    All Other
Name and Principal Position   Year   Salary  Bonus(1) Compensation(2)  Options   Compensation(3)
---------------------------  ------ -------- -------- --------------- ---------- ---------------
Stephen C. Lehman(4)....      2000  $410,570              $15,000                    $1,375
 Chairman of the Board        1999  $272,917              $ 1,250      125,000
  and
 Chief Executive Officer

Eric R. Weiss(5)........      2000  $334,500              $15,000                    $1,625
 Vice Chairman of the         1999  $223,476              $ 1,250       62,500
  Board,
 President and Chief
  Operating
 Officer

Daniel M.
 Yukelson(6)(7).........      2000  $227,500              $15,000       25,000       $1,295
 Executive Vice               1999  $130,641              $ 1,250
  President/
 Finance and Chief
  Financial
 Officer, and Secretary

Anthony M. Vercillo(8)..      2000  $200,000              $13,800       25,000       $  367
 Executive Vice               1999  $ 62,500              $ 3,600       75,000
 President/Global
  Operations

--------
(1) No bonuses have been paid to any of the named executive officers during the fiscal years ended March 31, 1999 and March 31, 2000.

(2)  Automobile allowance.

(3) Amounts consist of contributions made by e4L in accordance with its 401K match programs.

(4) From August 11, 1998 until February 28, 1999, Messrs. Lehman, Weiss and Yukelson were compensated pursuant to a Consulting Agreement between e4L and Temporary Media Co., LLC ("TMC"). Pursuant to the terms of the Consulting Agreement, TMC received $80,000 per month, a five-year option to purchase up to 212,500 shares of Common Stock at an exercise price of $1.32 per share and warrants to purchase up to 3,762,500 shares of Common Stock at exercise prices ranging from $1.32 per share to $3.00 per share. Pursuant to the Consulting Agreement, Messrs. Lehman, Weiss and Yukelson received consulting payments of $231,250, $190,184 and $111,891, respectively.

(5) Mr. Lehman was appointed acting Chief Executive Officer in August 1998 and Chairman of the Board of Directors and Chief Executive Officer in October 1998.

(6) Mr. Weiss was appointed Vice Chairman of the Board of Directors and Chief Operating Officer in October 1998, and President in June 2000.

(7) Mr. Yukelson was appointed Executive Vice President/Finance and Chief Financial Officer, and Secretary in October 1998.

(8) Mr. Vercillo was appointed Executive Vice President, Operations in May 1999, and served as Senior Vice President, Operations from November 1998 until May 1999.

Stock Options Granted During Fiscal 2000

   The following table sets forth certain information concerning options to purchase Common Stock of e4L granted to the executive officers named in the Summary Compensation Table in the fiscal year ended March 31, 2000.

                       Option Grants in Last Fiscal Year

                                     Individual Grants
                         -----------------------------------------
                                    % of Total                     Potential Realizable Value
                         Number of   Options                       at Assumed Annual Rates of
                         Securities Granted to                      Stock Price Appreciation
                         Underlying Employees                          for Option Term (1)
                          Options   in Fiscal  Exercise Expiration ---------------------------
Name                      Granted      Year     Price      Date         5%            10%
----                     ---------- ---------- -------- ---------- ------------- -------------
Anthony Vercillo........   25,000      3.4%     $1.75    11/17/09  $      42,785 $      94,043

   The following table sets forth certain information concerning the exercise in the fiscal year ended March 31, 2000 of options to purchase Common Stock of e4L by the executive officers named in the Summary Compensation Table and the unexercised options to purchase Common Stock of e4L held by such individuals at March 31, 2000. Year-end values are based upon the closing market price per share of e4L's Common Stock on March 31, 2000 of $2.125.

                Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year End Option Values

                                                 Number of Securities      Value of Unexercised
                          Shares                Underlying Unexercised     In-the-Money Options
                         Acquired                  Options at FY-End           at FY-End (1)
                            on       Value     ------------------------- -------------------------
Name                     Exercise Realized (1) Exercisable Unexercisable Exercisable Unexercisable
----                     -------- ------------ ----------- ------------- ----------- -------------
Stephen C. Lehman.......   --         --         125,000         --       $100,625         --
Eric R. Weiss...........   --         --          62,500         --       $ 50,313         --
Daniel M. Yukelson......   --         --          25,000         --       $ 20,125         --
Anthony M. Vercillo.....   --         --          25,000      75,000           --       $9,375

--------
(1) Values are calculated by subtracting the exercise price from the fair market value as of the exercise date or fiscal year end, as appropriate. Values are reported before any taxes associated with exercise or subsequent sale of the underlying stock. The closing market price of e4L's Common Stock on March 31, 2000 was $2.125.

Employment Contracts, Termination of Employment and Change-in-Control
Arrangements

Stephen C. Lehman, Chairman of the Board of Directors and Chief Executive
Officer.

   On January 29, 1999, e4L entered into an Employment Agreement with Mr. Lehman pursuant to which Mr. Lehman serves as Chairman of the Board and Chief Executive Officer of e4L from March 1, 1999 through October 22, 2001 at an annual minimum base salary of $500,000. In addition to the base salary payable pursuant to the Employment Agreement, provided e4L is profitable on an earnings before depreciation, amortization, income taxes and interest expense ("EBITDA") basis, Mr. Lehman is entitled to receive a bonus in an amount to be determined by the Compensation Committee of the Board of Directors or the Board of Directors. Effective November 1, 1999, Mr. Lehman voluntarily reduced his base salary to $275,000 per annum. The Compensation/Stock Option Committee has not yet made a final determination as to alternative consideration or repayment to Mr. Lehman for his voluntary salary reduction.

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

Eric R. Weiss, Vice Chairman of the Board of Directors, President and Chief Operating Officer.

   On January 29, 1999, e4L entered into an Employment Agreement with Mr. Weiss pursuant to which Mr. Weiss serves as Vice Chairman of the Board of Directors and Chief Operating Officer of e4L from March 15, 1999 through October 22, 2001 at an annual minimum base salary of $387,000 (during fiscal year 2001, Mr. Weiss was also appointed as President). In addition to the base salary payable pursuant to the Employment Agreement, provided e4L is profitable on an EBITDA basis, Mr. Weiss is entitled to receive a bonus in an amount to be determined by the Compensation Committee of the Board of Directors or the Board of Directors. Effective November 1, 1999, Mr. Weiss voluntarily reduced his base salary to $225,000 per annum. The Compensation/Stock Option Committee has not yet made a final determination as to alternative consideration or repayment to Mr. Weiss for his voluntary salary reduction.

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

Daniel M. Yukelson, Executive Vice President/Finance, Chief Financial Officer, and Secretary.

   On January 29, 1999, e4L entered into an Employment Agreement with Mr. Yukelson pursuant to which Mr. Yukelson serves as Executive Vice President/Finance, Chief Financial Officer and Secretary of e4L from March 1, 1999 through October 22, 2001 at an annual minimum base salary of $225,000. In addition to the base salary payable pursuant to the Employment Agreement, provided e4L is profitable on an EBITDA basis, Mr. Yukelson is entitled to receive a bonus in an amount to be determined by the Compensation Committee of the Board of Directors or the Board of Directors. Effective November 1, 1999, Mr. Yukelson reduced his base salary to $190,000 per annum. The Compensation/Stock Option Committee has not yet made a final determination as to alternative consideration or repayment to Mr. Yukelson for his voluntary salary reduction.

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

Anthony Vercillo

   On November 15, 1998, e4L entered into an Employment Agreement with Mr. Vercillo pursuant to which Mr. Vercillo was employed as Senior Vice President--Global Operations. In May 1999, Mr. Vercillo was named Executive Vice President--Operations. Pursuant to his employment agreement, Mr. Vercillo currently receives a base salary of $200,000 per annum. Mr. Vercillo is also entitled to an automobile allowance of $1,200 per month. Mr. Vercillo also received options to purchase 75,000 shares of e4L common stock at an exercise price of $4.1875 per share and warrants to purchase 25,000 shares of e4L common stock at an exercise price of $1.32 per share pursuant to his employment agreement. Mr. Vercillo's employment agreement does not contain any change in control provisions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   On June 15, 2000, there were outstanding and entitled to vote approximately 43,087,980 shares of Common Stock, 5,000 shares of Series B Preferred Stock (each share of which is entitled to 14.8 votes on all non-election matters), and 7,764.5 shares of Series E Preferred Stock (each share of which is entitled to 666 votes on all matters). The following table sets forth certain information at June 15, 2000 with respect to the beneficial ownership of shares of Common Stock by (i) each of the members of the Board of Directors,
(ii) each executive officer of e4L and (iii) all Directors and executive officers of e4L as a group. The address for each person listed in the following table is 15821 Ventura Boulevard, 5th Floor, Los Angeles, California, 91436.

                       Number of Issued and Outstanding
                             Shares of Stock Owned

                                                  Percent of Common
                          Total Number of Shares        Stock        Percent of
                             of Common Stock        Beneficially    Total Voting
Name                     Beneficially Owned(2)(3)    Owned(4)(5)    Power(4)(6)
----                     ------------------------ ----------------- ------------
Stephen C. Lehman.......        5,098,093               10.6%            9.5%

Eric R. Weiss (7).......        1,797,399                4.0%            3.6%

Daniel M. Yukelson......          583,156                1.3%            1.2%

Stuart D. Buchalter.....           10,000                  *               *

David E. Salzman........          677,073                1.5%            1.4%

Andrew M. Schuon........           51,623                  *               *

Anthony M. Vercillo.....           38,333                  *               *

All executive officers
 and Directors as a
 group (7 persons)......        8,255,677               16.1%           14.6%

--------
*   Less than 1%.

(1) To e4L's knowledge, except as noted below, each Director and executive officer listed above has sole voting and investment power (with his spouse, in certain circumstances) with respect to all shares indicated as beneficially owned by such Director or executive officer.

(2) Includes shares which may be acquired upon the exercise of immediately exercisable outstanding employee stock options in accordance with Rule 13d-3 under the Exchange Act as follows: Mr. Lehman: 125,000; Mr. Weiss:
    62,500; Mr. Yukelson: 25,000; Mr. Buchalter: 5,000; Mr. Salzman: 10,000;
    Mr. Schuon: 5,000; and Mr. Vercillo: 8,333.

(3) Includes shares which may be acquired upon the exercise of immediately exercisable warrants in accordance with Rule 13d-3 under the Exchange Act as follows: Mr. Lehman: 2,010,641; Mr. Weiss: 494,017; Mr. Yukelson:
    311,303; Mr. Salzman: 27,010; Mr. Schuon: 1,768; and Mr. Vercillo: 25,000.

(4) All percentages are rounded to the nearest tenth of a percent.

(5) Based on 43,087,980 shares issued and outstanding as of June 15, 2000, as determined in accordance with Rule 13d-3.

(6) Based on 48,338,369 shares issued and outstanding as of June 15, 2000, including all shares of Common Stock owned and all shares of Common Stock issuable upon conversion of Series B Preferred Stock and Series E Preferred Stock owned, but not including options to purchase Common Stock or warrants exercisable into Common Stock.

(7) Includes shares of Common Stock held by the Eric R. Weiss Charitable Remainder Trust.

                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

   The following table sets forth certain information at June 15, 2000 with respect to each person, known by e4L to beneficially own more than 5% of the Common Stock as determined in accordance with Rule 13d-3. The information set forth below is derived, without independent investigation on the part of e4L, from the most recent filings made by such persons on Schedule 13D and Schedule 13G pursuant to Rule 13d-3.

                                             Total Number
                                             of Shares of   Percent
                                             Common Stock Common Stock  Percent of
                          Common   Preferred Beneficially Beneficially Total Voting
                         Stock(2)    Stock     Owned(3)   Owned(4)(5)  Power(4)(6)
                         --------- --------- ------------ ------------ ------------
Jacor Communications
 Company(7)............. 3,672,138  6,971.0   8,319,472       16.2%        14.7%
 50 East River Center
 Boulevard, 12th Floor
 Covington, Kentucky
  41011

Safeguard Scientifics,
 Inc.(8)................ 3,672,260      --    3,672,260        8.0%         7.2%
 800 The Safeguard
  Building
 435 Devon Park Drive
 Wayne, Pennsylvania
  19087

--------
(1) To e4L's knowledge, except as otherwise indicated in the footnotes to this table, each of the persons named in this table has sole voting and investment power with respect to all shares of Common Stock reported as beneficially owned by such person.

(2) In accordance with Rule 13d-3, includes shares which may be acquired upon the exercise of immediately exercisable outstanding stock options and warrants.

(3) In accordance with Rule 13d-3, includes shares of Common Stock issuable upon the conversion of Series B Preferred Stock and Series E Preferred Stock.

(4) All percentages are rounded to the nearest tenth of a percent.

(5) Based on 43,087,980 shares issued and outstanding as of June 15, 2000, as determined in accordance with Rule 13d-3.

(6) Based on 48,338,369 shares issued and outstanding as of June 15, 2000, which assumes conversion of all outstanding shares of Series B Preferred Stock and Series E Preferred Stock, as determined in accordance with Rule 13d-3.

(7) Based on information contained in a Schedule 13D dated November 2, 1998. Jacor Communications Company is an indirect, wholly-owned subsidiary of Clear Channel Communications, Inc.

(8) Based on information contained in a Schedule 13G dated November 18, 1998 filed by Safeguard Scientifics, Inc. ("Safeguard") on December 31, 1998. All shares listed as beneficially owned by Safeguard are held in the name of Safeguard Scientifics (Delaware), Inc. ("SSD"). SSD is a wholly owned subsidiary of Safeguard. Safeguard and SSD each have shared voting and investment power with respect to such shares.

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

Broadcast.com Agreement

   On August 23, 1998, e4L entered into an exclusive services agreement with Broadcast.com pursuant to which Broadcast.com has agreed to provide complete Internet broadcasting services for e4L's direct response television programming. Pursuant to the terms of the service agreement, e4L is required to pay Broadcast.com (i) an advance fee of $250,000, (ii) a monthly fee of $41,666 for three months; (iii) a monthly fee of $83,333 for the remaining eighteen months of the agreement, and (iv) certain programming and encoding fees. Mark Cuban is the Chief Executive Officer of Broadcast.com and was also a member of the investor group which assumed operational control of e4L in October 1998. The agreement was ratified by the unanimous vote of the disinterested members of the Board of Directors. e4L terminated its agreement with Broadcast.com during the fiscal year ended March 31, 2000.

Legal Services

   Stuart D. Buchalter, a Director of e4L, is Of Counsel to the California law firm of Buchalter, Nemer, Fields and Younger, which from time to time provides legal services to e4L.

Settlement of Executive Officer Loans and Advance

   During March 1998, e4L entered into an employment agreement with a former executive officer pursuant to which, among other things, e4L loaned the executive $545,000 with interest at the prime rate of interest plus 1
1/2 percent ("Note"). As collateral for the loan, the executive originally pledged 339,784 shares of e4L common stock owned by the executive, which collateral was subsequently released by e4L between April 1999 and October 1999. The executive also held an allowance from e4L in the amount of $18,000 ("Advance"), bearing no interest, and acted as a surety for a debt owing to e4L in the amount of $44,376 at December 31, 1999 ("Surety Loan").

   During January 2000, e4L and the executive entered into a settlement agreement and mutual release ("Settlement Agreement") with respect to the amounts owed and certain other claims. Under the terms of the Settlement Agreement, e4L agreed to forgive the Note and interest due thereon of $660,454, the Advance was offset against certain amounts owed to the executive by e4L, and the executive agreed to repay the Surety Loan and interest on or before March 31, 2000, which amount was paid. In addition, certain employee stock options granted to the executive were extended through December 31, 2000, and the executive's employment with e4L was terminated effective March 31, 2000.

Sales to BuyItNow.com, LLC

   During the year ended March 31, 2000, e4L recognized net revenue of approximately $8.7 million attributable to product sales to Buyitnow LLC, of which $2.2 million was included in accounts receivable at March 31, 2000.

Officer Advances

   During January and March 2000, certain executive officers advanced $804,500 and $250,000, respectively, to e4L, which advanced amounts bore interest at 9.5% per annum. All unpaid balances as of March 31, 2000 were subsequently repaid in April and May 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K.

   (a) Financial Statements and Schedules

   Following is a list of the consolidated financial statements of e4L and supplementary data submitted in a separate section of this report.

  .  Report of Independent Auditors.

  .  Consolidated Balance Sheets as of March 31, 2000 and 1999.

  . Consolidated Statements of Operations for the Years ended March 31, 2000, 1999 and 1998.

  . Consolidated Statements of Stockholders' Equity for the Years ended March 31, 2000, 1999, and 1998.

  . Consolidated Statements of Cash Flows for the Years ended March 31, 2000, 1999, and 1998.

  .  Notes to Consolidated Financial Statements.

The following is a list of the schedules filed as part of this Annual Report on Form 10-K.

Schedule II Valuation and Qualifying Accounts

   All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

   (b) Reports on Form 8K filed in the fourth quarter of fiscal year 2000:

   e4L filed a Current Report on Form 8-K dated March 21, 2000, reporting under Item 5, the consummation of a transaction pursuant to which two institutional investors purchased an aggregate of $5.0 million of e4L's newly-created Series G Preferred Stock, and $5.0 million of e4L's newly-created Series H Preferred Stock.

                               Index to Exhibits

 Exhibit No.
 -----------
  3.1(1)     Certificate of Incorporation

  3.2(2) Certificate of Amendment to the Certificate of Incorporation, dated October 23, 1998

  3.3(3) Certificate of Amendment to the Certificate of Incorporation, dated February 25, 1998

  3.4(4)     By-laws

  3.5(5)     Amendment to By-laws dated February 1992

  3.6(4)     Amendment to By-laws dated April 1995

  4.1(1) Specimen copy of stock certificate for shares of Common Stock of e4L

  4.2(6)     Rights Agreement dated as of January 3, 1994

  4.3(6)     Amendment No. 1 to Rights Agreement, dated as of March 6, 1994

  4.4(7)     Amendment No. 2 to Rights Agreement, dated as of September 26,
             1994

  4.5(7)     Amendment No. 3 to Rights Agreement, dated as of September 30,
             1994

  4.6(7)     Amendment No. 4 to Rights Agreement, dated as of November 30, 1994

  4.7(8)     Amendment No. 5 to Rights Agreement, dated as of August 14, 1997

  4.8(9)     Amendment No. 6 to Rights Agreement, dated as of January 5, 1998


 Exhibit No.
 -----------
  4.9(2)     Amendment No. 7 to Rights Agreement, dated as of August 11, 1998

  4.10(6)    Certificate of Designations, Preferences and Rights of Series B
             Convertible Preferred Stock

  4.11(10)   Form of Warrant to Purchase Common Stock of e4L's dated November
             24, 1995, issued to various persons concerning an aggregate of 500,000 shares at an exercise price of $10.00 per share

  4.12(8)    Form of Warrant issued in connection with the Series C Convertible
             Preferred Stock

  4.13(11)   Certificate of Designations, Preferences and Rights of Series D
             Convertible Preferred Stock

  4.14(11)   Form of Warrant issued in connection with the Series D Convertible
             Preferred Stock

  4.15(11)   Amendment to Form of Warrant issued in connection with the Series
             C Convertible Preferred Stock

  4.16(12)   Certificate of Designations, Preferences and Rights with the
             Series F Convertible Preferred Stock.

  4.17(12)   Form of e4L's Warrant issued in connection with the Series F
             Convertible Preferred Stock.

  4.18(12)   Form of BuyItNow Warrant issued in connection with the Series F
             Convertible Preferred Stock.

  4.19(13)   Certificate of Designations of the Series G Convertible Preferred
             Stock.

  4.20(13)   Certificate of Designations of the Series H Convertible Preferred
             Stock. Form of Warrant issued in connection with the Series G
             Convertible Preferred Stock and

  4.21(13)   Series H Convertible Preferred Stock.

  4.22(14)   Form of Warrant issued to Foothill Capital Information.

  4.23(14)   Form of Warrant issued to certain affiliates of Reedland Capital
             Partners.

 10.1(15)    Amended and Restated 1991 Stock Option Plan

 10.2(15)    401(k) Plan Document

 10.3(16)    Lease for 7822 S. 46th Street, Phoenix, Arizona

 10.4(17)    Lease, dated March 6, 1996, by and between Stoll Moss Theaters
             Limited and Quantum International Limited

 10.5(8) Registration Rights Agreement, dated September 4, 1997, among e4L and the Series C Investors

 10.6(8) Securities Purchase Agreement, dated September 4, 1997, among e4L and the Series C Investors

 10.7(18) Amended and Restated Non Incentive Stock Option Agreement between e4L and Robert N. Verratti, dated as of January 28, 1998

 10.8(11) Amendment No. 1 to Registration Rights Agreement by and among e4L and the Series D Investors

 10.9(9)     Lease, dated November 26, 1996, by and between Encino Terrace
             Center and Positive Response Television, Inc. and DirectAmerica
             Corporation.

 10.10(2) Stock Purchase Agreement, dated August 11, 1998, by and between e4L and TMC.

 10.11(19)   Loan and Security Agreement, by and between Quantum North America,
             Inc. ("QNA") and Foothill Capital Corporation ("Foothill"), dated as of December 1, 1998.

 10.12(19)   Copyright Security Agreement, by QNA in favor of Foothill, dated as of December 1, 1998.

 10.13(19)   Patent Security Agreement, by QNA in favor of Foothill, dated as of December 1, 1998.

 10.14(19)   Trademark Security Agreement, by QNA in favor of Foothill, dated as of December 1, 1998.

 10.15(19)   Stock Pledge Agreement, between QNA and Foothill, dated as of
             December 1, 1998.

 10.16(19)   Holdings Trademark Security Agreement, by e4L in favor of
             Foothill, dated as of December 1, 1998.

 10.17(19)   Patent Security Agreement, by e4L in favor of Foothill, dated as of December 1, 1998.

 10.18(19)   Stock Pledge Agreement, among Positive Response Television, Inc.,
             National Media Holdings, Inc., Suzanne Paul Holdings Pty Limited
             and Foothill, dated as of December 1, 1998.


 Exhibit No.
 -----------
 10.19(19)   Copyright Security Agreement, by e4L in favor of Foothill, dated as of December 1, 1998.

 10.20(19)   Subordination Agreement, between Foothill and the subsidiaries of
             e4L, dated as of December 1, 1998.

 10.21(19)   Subordination Agreement, between Foothill and e4L, dated as of
             December 1, 1998.

 10.22(19)   Stock Pledge Agreement, between e4L and Foothill, dated as of
             December 1, 1998.

 10.23(3) Employment Agreement, dated as of January 29, 1999, by and between Stephen C. Lehman and e4L.

 10.24(3) Employment Agreement, dated as of January 29, 1999, by and between Eric R. Weiss and e4L.

 10.25(3) Employment Agreement, dated as of January 29, 1999, by and between Daniel M. Yukelson and e4L

 10.26(12)   Registration Rights Agreement dated as of August 27, 1999, by and among e4L and the Series F Investors.

 10.27(12)   Securities Purchase Agreement dated as of August 27, 1999, among
             e4L and the Series F Investors.

 10.28(13)   Form of Subscription Agreement, dates as of March 21, 2000, between e4L and the Series G and Series H Investors.

 10.29(13)   Form of Registration Rights Agreement, dates as of March 21, 2000, between e4L and the Series G and Series H Investors.

 10.30(20)   Amendment No. 1 to Loan and Security Agreement, by and between QNA and Foothill, dated as of November 19, 1999

 10.31(20)   Amendment No. 2 to Loan and Security Agreement, by and between QNA and Foothill, dated as of January 21, 2000

 10.32(20)   Amendment No. 3 to Loan and Security Agreement, by and between QNA and Foothill, dated as of February 8, 2000

 21.1(20)    Subsidiaries of e4L

 23.1(20)    Consent of Independent Auditors

 27.1(20)    Financial Data Schedule

--------
 (1) Incorporated by reference to e4L's Registration Statement on Form S-1 (Reg. No. 33-26778) filed January 31, 1989.
 (2) Incorporated by reference to e4L's Current Report on Form 8-K dated October 23, 1998 filed October 3, 1998.
 (3) Incorporated by reference to e4L's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 filed June 29, 1999.
 (4) Incorporated by reference to e4L's Registration Statement on Form S-3 (Reg. No. 33-35301) filed June 8, 1990.
 (5) Incorporated by reference to e4L's Annual Report on Form 10-K for fiscal year ended March 31, 1992 filed June 26, 1992.
 (6) Incorporated by reference to e4L's Annual Report on Form 10-K for fiscal year ended March 31, 1994 filed July 14, 1994.
 (7) Incorporated by reference to e4L's Annual Report on Form 10-K for fiscal year ended March 31, 1995 filed June 29, 1995.
 (8) Incorporated by reference to e4L's Current Report on Form 8-K dated September 18, 1997 filed September 24, 1997.
 (9) Incorporated by reference to e4L's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 filed July 8, 1998.

(10) Incorporated by reference to e4L's Quarterly Report on Form 10-Q for the period ended December 31, 1995 filed February 15, 1996.
(11) Incorporated by reference to e4L's Registration Statement on Form S-3 (Reg. No. 333-48217) filed January 31, 1998.
(12) Incorporated by reference from e4L's Quarterly Report on Form 10-Q for the period ended September 30, 1999.
(13) Incorporated by reference from e4L's Current Report on Form 8-K dated March 23, 2000.
(14) Incorporated by reference to e4L's Registration Statement on Form S-3 (Reg. No. 333-34532) filed on April 11, 2000.
(15) Incorporated by reference to e4L's Proxy Statement in connection with Annual Meeting of Stockholders held on February 22, 1995.
(16) Incorporated by reference to e4L's Quarterly Report on Form 10-Q for the period ended September 30, 1993 filed November 12, 1993.
(17) Incorporated by reference to e4L's Quarterly Report on Form 10-Q for the period ended June 30, 1996 filed August 13, 1996.
(18) Incorporated by reference to e4L's Quarterly Report on Form 10-Q for the period ended December 31, 1997 filed February 13, 1998.
(19) Incorporated by reference to e4L's Quarterly Report on Form 10-Q for the period ended December 31, 1998 filed February 19, 1999.
(20)  Filed herewith.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          e4L, Inc.

Date: July 13, 2000
                                          By:    /s/ Stephen C. Lehman
                                            ___________________________________
                                                     Stephen C. Lehman
                                                Chief Executive Officer and
                                            Chairman of the Board of Directors
                                               (Principal Executive Officer)

Date: July 13, 2000
                                          By:    /s/ Daniel M. Yukelson
                                            ___________________________________
                                                    Daniel M. Yukelson
                                            Executive Vice President / Finance
                                             and Chief Financial Officer, and
                                              Secretary (Principal Accounting
                                                  and Financial Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates so indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----

     /s/ Stephen C. Lehman           Chief Executive Officer and     July 13, 2000
____________________________________  Chairman of the Board of
         Stephen C. Lehman            Directors (Principal
                                      Executive Officer)

       /s/ Eric R. Weiss             President, Chief Operating      July 13, 2000
____________________________________  Officer and Vice Chairman
           Eric R. Weiss              of the Board of Directors

    /s/ Stuart D. Buchalter          Director                        July 13, 2000
____________________________________
        Stuart D. Buchalter

      /s/ David E. Salzman           Director                        July 13, 2000
____________________________________
         David E. Salzman

      /s/ Andrew M. Schuon           Director                        July 13, 2000
____________________________________
         Andrew M. Schuon

                                   e4L, Inc.

                       CONSOLIDATED FINANCIAL STATEMENTS
                        Three years ended March 31, 2000

                                    Contents

Report of Independent Auditors.............................................. F-2

Audited Consolidated Financial Statements

Consolidated Balance Sheets................................................. F-3
Consolidated Statements of Operations....................................... F-4
Consolidated Statements of Shareholders' Equity............................. F-5
Consolidated Statements of Cash Flows....................................... F-6
Notes to Consolidated Financial Statements.................................. F-7

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
e4L, Inc.

   We have audited the accompanying consolidated balance sheets of e4L, Inc. (formerly National Media Corporation) as of March 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2000. Our audits also included the financial statement schedule included in the Index at
Item 14(a). These financial statements and schedule are the responsibility of e4L's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of e4L, Inc. at March 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

   The accompanying consolidated financial statements have been prepared assuming e4L will continue as a going concern. As more fully described in Note 1, e4L has incurred net losses of $35.9 million, $43.6 million and $56.8 million in each of the three years in the period ended March 31, 2000. These losses have adversely impacted e4L's working capital position and have limited its ability to purchase sufficient television media and inventory, and incur product development and direct response program production costs. These matters raise substantial doubt about e4L's ability to continue as a going concern. Management's plans in regards to these matters are more fully described in Note 1. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of classifications of liabilities that may result from the outcome of this uncertainty.

                                          Ernst & Young LLP

Los Angeles, California
June 26, 2000
                                   e4L, Inc.

                          CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                March 31,
                                                           --------------------
                                                             2000       1999
                                                           ---------  ---------
                         ASSETS
                         ------
Current assets:
  Cash and cash equivalents..............................  $   1,087  $   7,574
  Restricted cash........................................      1,538        524
  Accounts receivable, net of the allowance for doubtful
   accounts and sales returns of $5,744 and $12,059 at
   March 31, 2000 and 1999, respectively.................     18,036     35,681
  Due from affiliate, net................................      2,221        --
  Inventories, net.......................................     18,588     16,229
  Prepaid media and program production...................      1,370        836
  Deferred costs.........................................      2,802      3,329
  Prepaid expenses and other.............................      3,418      1,050
  Deferred income taxes..................................      3,334      2,309
                                                           ---------  ---------
    Total current assets.................................     52,394     67,532
Property and equipment, net (Note 3).....................      5,763      8,119
Excess of cost over net assets of acquired businesses and
 other intangible assets, less accumulated amortization
 of $5,890 and $7,643 at March 31, 2000 and 1999,
 respectively (Note 2)...................................     12,595     21,737
Other assets.............................................        858      1,127
                                                           ---------  ---------
    Total assets.........................................  $  71,610  $  98,515
                                                           =========  =========
          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
  Accounts payable.......................................  $  17,527  $  18,174
  Accrued expenses (Note 4)..............................     13,092     24,831
  Deferred revenue.......................................        795        511
  Due to officers........................................        256        --
  Income taxes payable...................................        324        476
  Deferred income taxes..................................      2,687      1,146
  Current portion of long-term debt and capital lease
   obligations (Note 5)..................................      5,180      8,119
                                                           ---------  ---------
    Total current liabilities............................     39,861     53,257
Long-term debt and capital lease obligations (Note 5)....      3,611        135
Deferred income taxes....................................        647      1,163
Other liabilities........................................      8,942      6,213

Commitments and contingencies (Notes 12 and 13)

Shareholders' equity:
  Preferred stock, $.01 par value; authorized 10,000,000
   shares (Note 6).......................................          1          1
  Common stock, $.01 par value; authorized 150,000,000
   shares; issued 42,241,135 and 32,347,284 shares at
   March 31, 2000 and 1999, respectively.................        422        323
  Additional paid-in capital.............................    199,982    183,540
  Retained deficit.......................................   (165,397)  (129,489)
                                                           ---------  ---------
                                                              35,008     54,375
  Treasury stock, 855,208 and 874,044 shares at cost at
   March 31, 2000 and 1999, respectively.................     (6,557)    (6,701)
  Notes receivable, officer..............................        --        (545)
  Foreign currency translation adjustment................     (9,902)    (9,382)
                                                           ---------  ---------
    Total shareholders' equity...........................     18,549     37,747
                                                           ---------  ---------
    Total liabilities and shareholders' equity...........  $  71,610  $  98,515
                                                           =========  =========

                            See accompanying notes.

                                   e4L, Inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)

                                                 Year ended March 31,
                                          -------------------------------------
                                             2000         1999         1998
                                          -----------  -----------  -----------
Revenue:
  Product...............................  $   229,872  $   321,052  $   272,710
  Commission and other..................       11,239        6,798        5,764
                                          -----------  -----------  -----------
Net revenue.............................      241,111      327,850      278,474
Operating costs and expenses:
  Media.................................       71,994      113,567       91,904
  Product and other direct..............      146,449      189,382      167,538
  Selling, general, and administrative..       29,017       37,931       48,150
  Depreciation, amortization and non-
   cash compensation....................        5,449        6,794        7,073
  Write-off of impaired goodwill........        7,537       11,300       14,546
  Unusual charges.......................        6,354       20,238        1,875
                                          -----------  -----------  -----------
Total operating costs and expenses......      266,800      379,212      331,086
                                          -----------  -----------  -----------
Loss from operations....................      (25,689)     (51,362)     (52,612)
Other (income)/expenses:
  Gain on sale of investment............          --        (6,544)         --
  Loss on equity investment in Buyitnow
   LLC..................................        8,506          --           --
  Interest expense......................        1,713        3,216        3,457
                                          -----------  -----------  -----------
Loss before income taxes and
 extraordinary item.....................      (35,908)     (48,034)     (56,069)
Income taxes............................          --           440          700
                                          -----------  -----------  -----------
Loss before extraordinary item..........      (35,908)     (48,474)     (56,769)
Extraordinary item--gain on
 extinguishment of debt.................          --         4,876          --
                                          -----------  -----------  -----------
Net loss................................  $   (35,908) $   (43,598) $   (56,769)
                                          ===========  ===========  ===========
Net loss per common share--basic and
 diluted:
  Loss before extraordinary item........  $     (1.16) $     (1.88) $     (2.31)
  Extraordinary item--gain on
   extinguishment of debt...............          --          0.18          --
                                          -----------  -----------  -----------
Net loss per common share...............  $     (1.16) $     (1.70) $     (2.31)
                                          ===========  ===========  ===========
Weighted average number of common shares
 outstanding:
  Basic and diluted.....................   34,691,000   27,054,000   24,904,000
                                          ===========  ===========  ===========

                            See accompanying notes.

                                   e4L, Inc.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (In thousands, except number of shares)

                                  Common Stock   Preferred Stock
                                ---------------- ---------------
                                                                                                               Accumulated
                                                                 Additional  Retained                Notes        Other
                  Comprehensive Number of   Par  Number of  Par   Paid-In     Earnings  Treasury  Receivable, Comprehensive
                  Income (Loss)   Shares   Value  Shares   Value  Capital    (Deficit)   Stock      Officer   Income (Loss)
                  ------------- ---------- ----- --------- ----- ----------  ---------  --------  ----------- -------------
Balance, March
31, 1997........                24,752,792 $248    95,000  $  1  $ 127,764   $ (29,122) $(4,244)     $ --       $ (6,087)
Net loss........    $(56,769)          --   --        --    --         --      (56,769)     --         --            --
Foreign currency
translation
adjustment......      (3,993)          --   --        --    --         --          --       --         --         (3,993)
                    --------
Comprehensive
loss............    $(60,762)          --   --        --    --         --          --       --         --            --
                    ========
Conversion of
preferred
stock...........                   137,500    1   (13,750)  --          (1)        --       --         --            --
Exercise of
stock options
and warrants....                   363,333    4       --    --       1,737         --       --        (139)          --
Issuance of
shares for
acquisition.....                   909,091    9       --    --       4,991         --       --         --            --
Issuance of
shares for
litigation
settlement......                   100,000    1       --    --         888         --       --         --            --
Issuance of
Series D
preferred stock,
net.............                       --   --     20,000   --      19,690         --       --         --            --
Repurchase of
treasury
shares..........                       --   --        --    --         --          --    (2,570)       --            --
Issuance of
shares under
401(k) plan.....                       --   --        --    --         --          --        12        --            --
Premium on
preferred
stock...........                       --   --        --    --        (643)        --       --         --            --
Amortization of
stock option
compensation....                       --   --        --    --       1,875         --       --         --            --
Issuance of
warrant in
connection with
debt............                       --   --        --    --         688         --       --         --            --
Costs of
secondary
offering........                       --   --        --    --         (14)        --       --         --            --
                                ---------- ----   -------  ----  ---------   ---------  -------      -----      --------
Balance, March
31, 1998........                26,262,716  263   101,250     1    156,975     (85,891)  (6,802)      (139)      (10,080)
Net loss........    $(43,598)          --   --        --    --         --      (43,598)     --         --            --
Foreign currency
translation
adjustment......         698           --   --        --    --         --          --       --         --            698
                    --------
Comprehensive
loss............    $(42,900)          --   --        --    --         --          --       --         --            --
                    ========
Conversion of
preferred
stock...........                 2,418,227   24   (77,632)  --         (24)        --       --         --            --
Exercise of
stock options
and warrants....                 3,666,341   36       --    --      10,337         --       --         --            --
Issuance of
Series E
preferred
stock...........                       --   --     20,000   --      17,595         --       --         --            --
Issuance of
shares under
401(k) plan.....                       --   --        --    --         (83)        --       101        --            --
Write off
(issuance) of
note receivable,
net.............                       --   --        --    --         --          --       --        (406)          --
Premium on
preferred
stock...........                       --   --        --    --        (846)
Amortization of
stock warrant
compensation....                       --   --        --    --        (414)        --       --         --            --
                                ---------- ----   -------  ----  ---------   ---------  -------      -----      --------
Balance, March
31, 1999 .......                32,347,284  323    43,618     1    183,540    (129,489)  (6,701)      (545)       (9,382)
Net loss........    $(35,908)          --   --        --    --         --      (35,908)     --         --            --
Foreign currency
translation
adjustment......        (520)          --   --        --    --         --          --       --         --           (520)
                    --------
Comprehensive
loss............    $(36,428)          --   --        --    --         --          --       --         --            --
                    ========
Conversion of
preferred
stock...........                 8,577,052   86   (11,914)  --         287         --       --         --            --
Exercise of
stock options
and warrants....                 1,316,799   13       --    --       2,767         --       134        --            --
Issuance of
preferred stock,
net.............                       --   --     15,000   --      14,105         --       --         --            --
Forgiveness of
note
receivable......                       --   --        --    --         --          --       --         545           --
Premium on
preferred
stock...........                       --   --        --    --      (1,663)        --       --         --            --
Issuance of
warrants in
connection with
debt............                       --   --        --    --         429         --       --         --            --
Issuance of
warrants to
Buyitnow........                       --   --        --    --         523         --       --         --            --
Issuance of
shares under
401(k) plan.....                       --   --        --    --          (4)        --        10        --            --
Issuance of
warrants to
settle
litigation......                       --   --        --    --         152         --       --         --            --
Stock
compensation
related to stock
options and
warrants........                       --   --        --    --         859         --       --         --            --
Costs associated
with Series E
preferred
stock...........                       --   --        --    --      (1,013)        --       --         --            --
                                ---------- ----   -------  ----  ---------   ---------  -------      -----      --------
Balance, March
31, 2000........                42,241,135 $422    46,704  $  1  $ 199,982   $(165,397) $(6,557)     $ --       $ (9,902)
                                ========== ====   =======  ====  =========   =========  =======      =====      ========
                      Total
                  Shareholders'
                     Equity
                  -------------
Balance, March
31, 1997........    $ 88,560
Net loss........     (56,769)
Foreign currency
translation
adjustment......      (3,993)
Comprehensive
loss............         --
Conversion of
preferred
stock...........         --
Exercise of
stock options
and warrants....       1,602
Issuance of
shares for
acquisition.....       5,000
Issuance of
shares for
litigation
settlement......         889
Issuance of
Series D
preferred stock,
net.............      19,690
Repurchase of
treasury
shares..........      (2,570)
Issuance of
shares under
401(k) plan.....          12
Premium on
preferred
stock...........        (643)
Amortization of
stock option
compensation....       1,875
Issuance of
warrant in
connection with
debt............         688
Costs of
secondary
offering........         (14)
                  -------------
Balance, March
31, 1998........      54,327
Net loss........     (43,598)
Foreign currency
translation
adjustment......         698
Comprehensive
loss............         --
Conversion of
preferred
stock...........         --
Exercise of
stock options
and warrants....      10,373
Issuance of
Series E
preferred
stock...........      17,595
Issuance of
shares under
401(k) plan.....          18
Write off
(issuance) of
note receivable,
net.............        (406)
Premium on
preferred
stock...........        (846)
Amortization of
stock warrant
compensation....        (414)
                  -------------
Balance, March
31, 1999 .......      37,747
Net loss........     (35,908)
Foreign currency
translation
adjustment......        (520)
Comprehensive
loss............         --
Conversion of
preferred
stock...........         373
Exercise of
stock options
and warrants....       2,914
Issuance of
preferred stock,
net.............      14,105
Forgiveness of
note
receivable......         545
Premium on
preferred
stock...........      (1,663)
Issuance of
warrants in
connection with
debt............         429
Issuance of
warrants to
Buyitnow........         523
Issuance of
shares under
401(k) plan.....           6
Issuance of
warrants to
settle
litigation......         152
Stock
compensation
related to stock
options and
warrants........         859
Costs associated
with Series E
preferred
stock...........      (1,013)
                  -------------
Balance, March
31, 2000........    $ 18,549
                  =============

                                   e4L, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                     Year ended March 31,
                                                  -----------------------------
                                                    2000       1999      1998
                                                  ---------  --------  --------
Operating activities
Net loss........................................  $ (35,908) $(43,598) $(56,769)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization.................      4,823     6,794     7,073
  Extraordinary gain on extinguishment of debt..        --     (4,876)      --
  Gain on sale of investment....................        --     (6,544)      --
  Non-cash portion of unusual charges...........        --      6,636       --
  Write-off of impaired goodwill................      7,537    11,300    14,546
  Amortization of loan discount.................         43       581       555
  Provision for deferred rent expense...........       (202)      180       497
  Non-cash executive compensation...............        626      (414)    1,875
  Non-cash loss on equity investment in
   BuyItNow.com, LLC............................        523       --        --
  Changes in assets and liabilities net of
   effects of disposition of business:
    Decrease (increase) in:
     Accounts receivable........................     15,311    (6,740)      846
     Income tax receivable......................        --        341      (341)
     Inventory..................................     (2,504)    4,107     7,882
     Prepaid media and show production costs....       (534)    3,261     3,634
     Deferred costs.............................        527       862      (873)
     Prepaid expenses and other.................     (2,371)      183       247
    Increase (decrease) in:
     Accounts payable...........................     (1,322)   (3,135)   (1,111)
     Accrued expenses...........................    (11,509)    1,772    (1,547)
     Deferred revenue...........................        284       396      (571)
     Income taxes payable.......................       (152)      476      (552)
     Other......................................      2,485     3,018     5,031
                                                  ---------  --------  --------
Net cash used in operating activities...........    (22,343)  (25,400)  (19,578)

Investing activities
Additions to property and equipment.............     (1,421)   (1,811)   (2,244)
Investment in common stock......................        --       (488)      --
Proceeds from sale of investment in common
 stock..........................................        --      7,032     1,025
                                                  ---------  --------  --------
Net cash (used in) provided by investing
 activities.....................................     (1,421)    4,733    (1,219)

Financing activities
Net proceeds from issuance of preferred stock...  $  14,105  $ 17,595  $ 19,690
Proceeds from borrowings under credit facility..    181,032    68,920       --
Repayment of borrowings under credit facility...   (184,209)  (61,722)      --
Proceeds from long-term debt....................      5,000     2,184    17,259
Principal payments on long-term debt and capital
 lease obligations..............................       (900)  (27,928)   (5,122)
Exercise of stock options and warrants..........      2,914    10,355     1,602
Payments to investment banker...................       (191)      --        --
Payments of accrued dividends...................       (172)      --        --
Advances to officers, net.......................        --       (406)      --
                                                  ---------  --------  --------
Net cash provided by financing activities.......     17,579     8,998    33,429
Effect of changes in exchange rate on cash and
 cash equivalents, net..........................       (302)    1,328     1,225
                                                  ---------  --------  --------
(Decrease) increase in cash and cash
 equivalents....................................     (6,487)  (10,341)   13,857
Cash and cash equivalents, beginning of year....      7,574    17,915     4,058
                                                  ---------  --------  --------
Cash and cash equivalents, end of year..........  $   1,087  $  7,574  $ 17,915
                                                  =========  ========  ========

Supplemental disclosures of cash flow
 information
Cash payments for:
  Interest......................................  $   1,781  $  2,246  $  3,201
  Income taxes..................................  $     --   $    --   $  1,456

Supplemental schedule of non-cash investing and
 financing activities
Common stock issued in acquisitions.............  $     --   $    --   $  5,000
Common stock reacquired from escrow.............  $     --   $    --   $  2,570
Common stock issued upon exercise of stock
 options........................................  $     --   $    --   $    139
Common stock issued for management incentive
 plan, 401(k) plan, and board of
 directors' stock grant.........................  $      10  $     18  $     13
Common stock issued for litigation settlement...  $     --   $    --   $    800
Deemed dividend on preferred stock..............  $   1,663  $    846  $    643
Issuance of detachable warrants with debt.......  $     429  $    --   $    688
Purchase of property and equipment financed
 under capital leases                             $     --   $    --   $    416
Forgiveness of officer loan.....................  $     660  $    --   $    --

                            See accompanying notes.

                                   e4L, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2000

1. Basis of Presentation, Description of Business and Summary of Significant Accounting Policies

 Basis of Presentation

   e4L, Inc. formerly National Media Corporation and subsidiaries (e4L or the Company) incurred net losses of $35.9 million, $43.6 million and $56.8 million in each of the three years in the period ended March 31, 2000 principally due to reduced sales volume of its products, working capital limitations impacting its ability to purchase sufficient television media and inventory, unusual and restructuring charges, and costs of operations that were not in line with sales volume. These matters raise substantial doubt about e4L's ability to continue as a going concern. e4L is currently evaluating and working on various strategic options, including a potential sale of its Austral-Asian businesses, identification of a strategic partner, implementation of plans to further reduce costs, and identification of alternative sources of equity and/or debt financing.

   The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of e4L's business. e4L's ability to continue as a going concern is dependent upon various factors including, among others, its ability to consummate the sale of all or a portion of its business, implement the other plans and actions described above, and return to profitability and liquidity. As further described in Note 17, e4L has signed a letter of intent with two venture capital companies with regard to the sale of 75% of its Austral-Asian businesses for net proceeds of approximately $38 million. e4L will likely be required to utilize a portion of the proceeds to repay to its senior lender a portion of the outstanding borrowings under existing credit facilities. The satisfactory consummation of the sale is essential for e4L to meet current operating requirements. Until the sale is consummated, there can be no assurance that e4L will have sufficient funds to finance its operations, which continue to incur losses, through March 31, 2001. However, management believes that the sale of the Austral-Asian businesses will successfully be consummated, and the proceeds therefrom will be sufficient to meet e4L's operating requirements for the foreseeable future. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of classifications of liabilities that may result from the outcome of this uncertainty.

 Description of Business

   e4L is engaged in the direct marketing and sale of consumer products, principally through direct response television programming, wholesale/retail distribution and electronic commerce. Primarily through its direct response television programming, e4L markets consumer products throughout the world.

Summary of Significant Accounting Policies

 Principles of Consolidation

   The consolidated financial statements include the accounts of e4L, Inc. and its wholly owned subsidiaries Quantum North America, Inc. (d/b/a, e4L North America), DirectAmerica Corporation (d/b/a, e4L Television), Quantum International Limited, Quantum International (Japan) Company Limited (QIJ), Quantum Prestige Pty Limited (QPL), Suzanne Paul Pty Limited (SP) and each of their respective wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

                                   e4L, Inc.

                                March 31, 2000

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

 Revenue Recognition and Allowance for Returns

   Product sales, shipping and handling and retail royalty revenue are recognized when the product is shipped and, where applicable, the thirty (30) day free trial period has expired. In many instances, e4L's policy is to unconditionally refund the total price of merchandise returned by customers within thirty (30) days of receipt. e4L provides an allowance, based upon experience, for merchandise returns.

   e4L membership fee royalties derived from marketing agreements with third party membership companies are recognized upon expiration of the refund period or, when applicable, expiration of the membership company's right of offset, whichever is later.

 Concentration of Credit Risk

   Financial instruments which potentially expose e4L to concentration of credit risk consist primarily of cash equivalents and accounts receivable. At times e4L maintains cash balances in excess of Federal Deposit Insurance Corporation or equivalent foreign insurance limits. e4L's accounts receivable consist primarily of a large quantity of insignificant customer balances and amounts due from wholesale customers. e4L monitors individual accounts in order to minimize the risk of loss and generally does not require collateral.

 Cash and Cash Equivalents

   e4L considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Restricted cash represents cash pledged as collateral for a credit card processor, an office lease and outstanding foreign exchange forward contracts.

 Inventory

   Inventory consists principally of products purchased for resale, and is stated at lower of cost (first-in, first-out) or market. The reserve for obsolete inventory was $1,838,000 and $4,913,000 at March 31, 2000 and 1999, respectively.

 Property and Equipment

   Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method based on the estimated useful lives of the assets or underlying lease terms, which are generally 3 to 10 years.

 Excess of Cost Over Net Assets Acquired and Other Intangible Assets

   Excess of cost over net assets acquired (e.g., goodwill) is being amortized using the straight-line method, generally over periods of 10 to 20 years. Other intangible assets are being amortized using the straight-line
                                   e4L, Inc.

                                March 31, 2000

method over periods of 2 to 5 years. Amortization expense for excess of cost over net assets acquired and other intangible assets was $1,430,000, $2,141,000, and $3,015,000 for the years ended March 31, 2000, 1999 and 1998, respectively.

   The recoverability of excess cost over net assets acquired and other intangible assets is evaluated periodically, at least annually, by an analysis of operating results for each acquired business, significant events or changes in business-environment, and if necessary, independent appraisal.

   During the year ended March 31, 2000, indicators of impairment existed with respect to e4L's wholly owned subsidiary DirectAmerica, Inc. and its Flying Lure business. In light of reductions in e4L's in-house television production activities, DirectAmerica's excess cost over net assets acquired has been impaired. The impairment of excess cost over net assets acquired of the Flying Lure business resulted from the reduction in net revenue of and future prospects for this product. Accordingly, e4L wrote-off the remaining excess cost over net assets acquired of $5,877,000 and $1,660,000 with respect to DirectAmerica and Flying Lure, respectively.

   During the year ended March 31, 1999, indicators of impairment existed with respect to e4L's wholly owned subsidiaries Prestige Marketing Limited (predecessor to Quantum Prestige Marketing Pty Limited) and Prestige Marketing International Limited (collectively, Prestige) and Suzanne Paul Holdings Pty Limited and each of its respective operating subsidiaries (collectively, Suzanne Paul). Accordingly, e4L engaged an independent appraiser to evaluate the underlying assets of these subsidiaries. The independent appraiser determined that the excess cost over net assets acquired balance had been impaired and, therefore, e4L wrote off $11,300,000 of excess cost over net assets acquired attributable to the two subsidiaries during the year ended March 31, 1999.

   Because indicators of impairment (losses, asset write-offs, etc.) existed during the year ended March 31, 1998, e4L's management determined there was no future benefit or likelihood of positive cash flows from its wholly owned subsidiary, Positive Response Television, Inc. (PRTV). As a result, e4L wrote off the then remaining $14,546,000 of excess cost over net assets acquired during the year ended March 31, 1998.

 Program Production Costs

   During each of the years ended March 31, 2000 and 1999, costs related to the production of e4L's direct response television programs are expensed as incurred. Prior to the year ended March 31, 1999, costs related to the production of e4L's direct response television programs were capitalized and amortized over the estimated useful life of the related product, generally 12 to 24 months. Show production costs were $9,955,000, $14,767,000 and $14,845,000 for the years ended March 31, 2000, 1999 and 1998, respectively. As more fully described in Note 10, the year ended March 31, 1999 included $2,621,000 of annual charges attributable to the write-down of certain prepaid show production costs. The years ended March 31, 2000, 1999 and 1998 included $2,453,000, $1,100,000 and $1,608,000, respectively, attributable to unsuccessful direct response television programs.

 Deferred Revenue and Costs

   Deferred revenue consists of funds received by e4L for products ordered, but not shipped and for membership fees received, but not recognized as income. Related media and certain direct costs are deferred and expensed as the orders are shipped. e4L also defers certain media and telemarketing costs on product orders where funds have not yet been received, and expenses these costs as the orders are shipped.

                                   e4L, Inc.

                                March 31, 2000

 Income Taxes

   e4L uses the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using estimated statutory tax rates and laws that will be in effect when the differences are expected to reverse. Income tax benefits have not been recorded during the current period on United States and certain foreign losses. These benefits will be recorded when realized or at such time it is determined these benefits are likely to be realized, reducing the effective tax rate on future United States and foreign earnings.

 Per Share Amounts

   Net loss per share has been computed in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). In computing per share amounts, deemed dividends on preferred stock have been deducted from net loss to arrive at net loss per common share.

 Foreign Currency Translation

   Results of operations for e4L's foreign subsidiaries are translated using the average exchange rates in effect during the periods presented, while assets and liabilities are translated into United States dollars using the exchange rate in effect at the balance sheet date. Resulting translation adjustments are recorded as a component of shareholders' equity. Currency gains and losses relating to operations are recorded as selling, general and administrative expenses. Net gains (losses) recorded during the years ended March 31, 2000, 1999 and 1998 were $325,000, $(2,160,000) and $(1,833,000), respectively.

   Periodically, e4L enters into foreign exchange forward contracts to hedge the risks associated with certain anticipated transactions. These contracts are primarily in Japanese yen and generally have maturities that do not exceed one year. e4L defers recognition of gain or loss on changes in the market value of these contracts until such time as the hedge transaction is complete. The resulting gain or loss recognized on these contracts is included in selling, general and administrative expenses. At March 31, 2000, e4L had outstanding $0.9 million in notional foreign exchange contracts with maturity dates through May 2000. e4L does not hold or issue forward contracts for trading purposes.

 Stock Option Plans

   e4L accounts for employee stock options in accordance with Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees," and its related interpretations. No compensation expense is recognized for e4L's employee stock options which have an exercise price equal to or above the market price of e4L's common stock on the date of the grant.

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

                                   e4L, Inc.

                                March 31, 2000

 Reclassifications

   Certain prior-year amounts have been reclassified to conform with the current financial statement presentation.

 Impact of Recently Issued Accounting Pronouncements

   During 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of derivatives are accounted for depending on the use of the derivative and whether the derivative qualifies for hedge accounting. SFAS No. 133, as amended by Statement No. 137, is effective for financial statements for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material impact on the financial position or results of operations of e4L.

2. Investments

   During June 1999, e4L consummated a transaction with BuyItNow, Inc. (Buyitnow) pursuant to which e4L and Buyitnow formed BuyItNow.com LLC (Buyitnow LLC). Buyitnow LLC was formed through the contribution by Buyitnow of substantially all of its assets and liabilities, and the contribution by e4L of, among other things, e4L's (i) on-line business of "As Seen on TV" products, and (ii) e4L's commitment to promote Buyitnow LLC within its programs for a three year term. In addition, e4L issued warrants to purchase 500,000 shares of e4L common stock to Buyitnow. The tangible assets and liabilities contributed by e4L to Buyitnow LLC were not material.

   e4L has accounted for its investment in Buyitnow LLC using the equity method, as Buyitnow LLC is not majority owned or controlled by e4L. During the year ended March 31, 2000, e4L recorded a loss on its equity investment in Buyitnow LLC of approximately $8.5 million. Included in e4L's balance sheet at March 31, 2000 is a $2.2 million net account receivable from Buyitnow LLC.

   During June 2000, Buyitnow LLC and pcWonders.com, Inc. contributed substantially all of their assets and liabilities to a newly formed entity, Buyitnow Incorporated (BIN Inc.). BIN Inc. is presently 27.5% owned by e4L.

   A summary of Buyitnow LLC's unaudited condensed consolidated financial information for the 10-month period ended March 31, 2000 is as follows:

   Operating data:
     Net revenue..................................................... $ 10,427
     EBITDA.......................................................... $(12,933)
     Net (loss)...................................................... $(25,934)

   Balance sheet information:
     Working capital................................................. $  2,162
     Total assets.................................................... $ 10,330
     Members' equity................................................. $  6,040

                                   e4L, Inc.

                                March 31, 2000


3. Property and Equipment

   Property and equipment consists of the following (in thousands):

                                                         Year ended March 31,
                                                         ----------------------
                                                            2000        1999
                                                         ----------  ----------
   Furniture, fixtures, and office equipment............ $   18,888  $   18,143
   Leasehold improvements...............................      2,373       2,290
   Equipment acquired under capital leases..............      1,284       1,308
                                                         ----------  ----------
                                                             22,545      21,741
   Less accumulated depreciation and amortization.......    (16,782)    (13,622)
                                                         ----------  ----------
   Total................................................ $    5,763  $    8,119
                                                         ==========  ==========

   Depreciation and amortization expense for property and equipment, including equipment acquired under capital leases, was $3,393,000, $4,653,000 and $4,058,000 for the years ended March 31, 2000, 1999 and 1998, respectively.

4. Accrued Expenses

   Accrued expenses include the following (in thousands):

                                                          Year ended March 31,
                                                          ---------------------
                                                             2000       1999
                                                          ---------- ----------
   Dividends............................................. $    2,552 $    1,432
   Legal fees and settlements............................      1,565      3,624
   Restructuring.........................................      1,548      6,800
   Other.................................................      7,427     12,975
                                                          ---------- ----------
   Total accrued expenses................................ $   13,092 $   24,831
                                                          ========== ==========

5. Long-Term Debt and Obligations Under Capital Leases

   Long-term debt and obligations under capital leases consist of the following (in thousands):

                                                          Year ended March 31,
                                                          ---------------------
                                                             2000       1999
                                                          ---------- ----------
   Revolving credit facility............................. $    4,021 $    7,198
   Term loan, net of discount............................      4,614        --
   Notes payable--other..................................        --         834
   Capital lease obligations.............................        156        222
                                                          ---------- ----------
                                                               8,791      8,254
   Less current portion..................................      5,180      8,119
                                                          ---------- ----------
   Long-term portion..................................... $    3,611 $      135
                                                          ========== ==========

   e4L believes the carrying value of long-term debt and obligations under capital leases approximate fair value.

                                   e4L, Inc.

                                March 31, 2000

   In December 1998, e4L entered into a three-year credit agreement with a senior lender (the Credit Agreement). The Credit Agreement, as amended, provides for a revolving credit facility with a maximum commitment of $20.0 million, of which up to $7.5 million may be in the form of outstanding letters of credit. Borrowings under the Credit Agreement are limited to a borrowing base consisting of certain eligible United States accounts receivable and inventory, as defined. Outstanding borrowings under the Credit Agreement bear interest, at the option of e4L, at the United States Prime lending rate plus one-quarter percent or the London Interbank Offered Rate (LIBOR) plus three percent; however, in no event shall the interest rate charged be less than seven percent per annum. A commitment fee of one-quarter percent per annum is paid on the unused portion of the Credit Agreement. The effective interest rate on e4L's debt was approximately 11.9% and 15.9% for the years ended March 31, 2000 and 1999, respectively. During February 2000, the term of the Credit Agreement was extended one year through December 2002.

   In February 2000, e4L amended the Credit Agreement whereby it obtained a $5.0 million term loan (Term Loan). The Term Loan bears interest at the rate of 13% per annum, and is due in December 2002 concurrent with the expiration of the Credit Agreement. In connection with the Term Loan, e4L granted to its senior lender five-year warrants to purchase 325,000 shares of its common stock at an exercise price of $2.5625 per share. The warrants have been valued at $429,000 using the Black-Scholes valuation method. The corresponding loan discount is being amortized over the life of the loan and is included in interest expense.

   Principal payments under the Term Loan are $1,295,000, $2,220,000 and $1,485,000 during each of the years ended March 31, 2001, 2002 and 2003, respectively.

   The Credit Agreement is collateralized by a lien on substantially all of the assets of e4L's United States subsidiaries, and a pledge of the stock of e4L's foreign subsidiaries. The Credit Agreement contains certain financial covenants, with respect to, among other matters, payment of dividends, maintenance of tangible net worth, and restrictions on borrowings and purchases of fixed assets.

   At March 31, 2000, e4L had no letters of credit outstanding, and approximately $2.9 million of remaining availability under the Credit Facility.

   In October 1998, e4L repaid approximately $21.5 million of debt outstanding under a credit agreement with its former principal lender at a twenty-five percent discount. The repayment resulted in a $4.9 million gain on extinguishment of debt which is reflected in the statement of operations as an extraordinary item. In addition, in January 1999, e4L repaid a $10.0 million note payable due to ValueVision International, Inc. (ValueVision).

   Principal payments under various capital lease obligations are $100,000, $46,000, $6,000 and $4,000 during each of the years ended March 31, 2001, 2002, 2003 and 2004, respectively.

6. Capital Transactions

 Series G and H Convertible Preferred Stock

   During March 2000, e4L consummated a transaction pursuant to which two institutional investors (the Preferred Investors) purchased an aggregate of
(i) $5 million of e4L's newly created Series G Convertible Preferred Stock, stated value $1,000 per share (the Series G Preferred Stock) and $5 million of e4L's newly-created Series H Convertible Preferred Stock, stated value $1,000 per share (the Series H Preferred Stock and, collectively with the Series G Preferred Stock, the G/H Preferred Stock). The G/H Preferred Stock is convertible into the number of shares e4L's common stock, as is determined by dividing (i) the aggregate stated value of the Preferred Stock being converted by (ii) the conversion price then in effect, which shall initially be
                                   e4L, Inc.

                                March 31, 2000

set at $2.9575 per share of Common Stock (the Fixed Conversion Price), which was 130% of the ten (10) day average closing price of the Common Stock prior to the closing date of the transaction. Beginning on December 21, 2000 (and on each six-month anniversary thereafter, each a Reset Date), the conversion price will be reset to the lesser of (i) the Fixed Conversion Price or (ii) 100% of the average of the ten lowest trade prices on each of ten trading days out of the 20 trading days on which the lowest trade prices occurred immediately preceding a Reset Date.

   Following December 21, 2000, if e4L's common stock trades at greater than $4.50 per share for any 20 consecutive trading days, then the conversion price of the Series G Preferred Stock shall be $2.9575 per share thereafter. Following December 21, 2000, if e4L's common stock trades at greater than $5.50 per share for any 20 consecutive trading days, then the conversion price of the Series H Preferred Stock shall be $2.9575 per share thereafter. The G/H Preferred Stock pays a dividend equal to 4% per annum, payable quarterly, commencing June 1, 2000, in cash or as an accretion to the stated value of the G/H Preferred Stock, at e4L's option. At March 31, 2000, the outstanding shares of G/H Preferred Stock are convertible into 3,381,234 shares of e4L common stock.

   The G/H Preferred Stock is subject to redemption in certain circumstances as set forth in the certificates of designations. In connection with the issuance of the G/H Preferred Stock, e4L issued warrants to purchase an aggregate of 659,340 shares of e4L common stock to the Preferred Investors. The warrants are exercisable until March 21, 2005 at an exercise price of $2.9575 per share of Common Stock (subject to anti-dilution adjustments). e4L also issued to the investors warrants to purchase from e4L an aggregate of 250,000 common units of BuyItNow LLC, which are exercisable until March 21, 2005 at an exercise price equal to $5.00 per unit.

   Except under certain circumstances, no holder of the G/H Preferred Stock or the related warrants is entitled to convert or exercise such securities to the extent that the shares to be received by such holder upon such conversion or exercise would cause such holder to beneficially own more than 4.9% of e4L's common stock.

   The G/H Preferred Stock carries no voting rights except as otherwise provided by Delaware General Corporation Law. Its liquidation preference is equal to the face amount plus any accrued premiums, and is senior to e4L's common stock and e4L's other series of preferred stock.

 Series F Convertible Preferred Stock

   During August 1999, e4L consummated a transaction pursuant to which three affiliated institutional investors (the Series F Investors) purchased $5.0 million of e4L's newly created Series F Convertible Preferred Stock (the Series F Preferred Stock). The Series F Preferred Stock is convertible into the number of shares of e4L common stock as is determined by dividing (i) the aggregate stated value of the shares of Series F Preferred Stock being converted by (ii) $4.7125 per share, the average closing trading price of the e4L common stock on the New York Stock Exchange for the five trading days prior to closing. The outstanding shares of Series F Preferred Stock are currently convertible into a minimum of 1,061,010 shares of e4L common stock at March 31, 2000.

   The Series F Preferred Stock accrues a dividend of 4% per annum which is required to be paid in cash at the time of conversion of the Series F Preferred Stock. In connection with the issuance of the Series F Preferred Stock, e4L issued warrants to purchase an aggregate of 50,000 shares of e4L common stock to the Series F Investors (the Series F Warrants). The Series F Warrants are exercisable until August 26, 2004 at an exercise price of $4.7125 per share of e4L common stock (subject to adjustment in certain circumstances). e4L also issued to the Series F Investors warrants to purchase 100,000 common units of Buyitnow LLC, which are exercisable until August 26, 2004 at an exercise price of $5.00 per underlying BuyItNow common unit.

                                   e4L, Inc.

                                March 31, 2000


   The Series F Preferred Stock carries no voting rights except as otherwise provided by Delaware General Corporation Law. Its liquidation preference is equal to the face amount plus any accrued premiums, and is senior to e4L's common stock and Series A Junior Participating Preferred Stock; is junior to e4L's Series B Convertible Preferred Stock (Series B Preferred Stock), Series D Convertible Preferred Stock (Series D Preferred Stock), Series E Convertible Preferred Stock (Series E Preferred Stock) and Series G/H Preferred Stock.

 Series E Convertible Preferred Stock

   During the fiscal year ending March 31, 1999, e4L consummated a transaction pursuant to which, among other things, operational control of e4L was acquired by an investor group led by Stephen C. Lehman, e4L's Chairman of the Board of Directors and Chief Executive Officer. In connection therewith, e4L sold to the investor group $20.0 million of newly issued shares of Series E Preferred Stock, $.01 par value per share with a face value of $1,000 per share (the Transaction). The Series E Preferred Stock has a three-year term and is automatically converted into e4L common stock at maturity, if not converted prior thereto. The Series E Preferred Stock provided for a 4% coupon for one year and is convertible into shares of e4L's common stock at a fixed conversion price of $1.50 per share (subject to standard anti-dilution adjustments). The 4% premium is payable, at e4L's option, in cash or shares of e4L common stock, at the time of conversion or first anniversary date of issuance. The premium is being recorded as a deemed dividend over the period from the date of issuance to the earliest conversion date, for the purpose of calculating earnings per share. Based upon the $1.50 per share fixed conversion price, the Series E Preferred Stock is convertible into 6,616,873 shares of e4L's common stock at March 31, 2000, not including shares issuable upon conversion of any accrued premium. As part of the Transaction, holders of e4L's Series D Preferred Stock sold to the investor group $10.0 million of Series D Preferred Stock and 992,942 warrants issued in connection with such shares, and agreed to certain limitations regarding the sale of the Series D Preferred Stock and e4L common stock issuable upon conversion and/or exercise of the Series D Preferred Stock and underlying warrants (collectively, the Series D Securities).

   The Series E Preferred Stock is entitled to vote together with the holders of e4L common stock as a single class of capital stock. Each share of Series E Preferred Stock has 666 votes, which is equivalent to the number of shares of common stock of the Series E Preferred Stock is convertible. The liquidation preference for the Series E Preferred Stock is equal to the face amount of $1,000 per share and is senior to e4L common stock, Series F Preferred Stock and Series A Participating Preferred Stock, junior to e4L's Series B Preferred Stock, and G/H Preferred Stock and pari passu with e4L's Series D Preferred Stock.

   In connection with the Transaction, Temporary Media Co., LLC (TMC), a management company of which Mr. Lehman and two e4L officers are managing members, was granted a five-year option to purchase up to 212,500 shares of e4L's common stock, subject to certain vesting requirements, at an exercise price of $1.32 per share and five-year warrants to purchase up to 3,762,500 shares of e4L's common stock at exercise prices ranging form $1.32 to $3.00 per share. 1,000,000 of the warrants may not be transferred to Mr. Lehman, his associates or any employee of the management company. The granting of these warrants resulted in a non-cash compensation charge of $626,000 during the year ended March 31, 2000 and is included in depreciation, amortization and non-cash compensation. During the year ended March 31, 1999, a non-cash compensation charge of $274,000 was recorded and is included in unusual charges. The remaining value attributed to the granting of these warrants is being amortized evenly through the October 23, 2001 vesting period.

 Series C and Series D Convertible Preferred Stock

   During September 1997, e4L sold to two institutional investors (the Series C Investors) 20,000 shares of its Series C Convertible Preferred Stock, $.01 par value per share (the Series C Preferred Stock), with a face value
                                   e4L, Inc.

                                March 31, 2000

of $1,000 per share, for an aggregate purchase price of $20,000,000, net of costs of $310,000. The Series C Preferred Stock had a four-year term and automatically converts into e4L's common stock at maturity, if not converted earlier.

   Immediately upon issuance, each share of Series C Preferred Stock was convertible at the holder's option into such number of shares of e4L's common stock, as determined by dividing the face value of the Series C Preferred Stock (plus a 6% per annum accrued premium as of the conversion date) by (i) if conversion occurred on or before March 17, 1998, a conversion price equal to $6.06 per share (subject to adjustment), or (ii) if conversion occurred after March 18, 1998, a conversion price equal to the lower of $6.06 per share or the lowest daily volume weighted average sale price during the five days immediately prior to such conversion. In connection with the investment, e4L also issued warrants to the Series C Investors to acquire an aggregate of 989,413 shares of e4L common stock at an initial exercise price of $6.82 per share. Such warrants are exercisable until September 17, 2002.

   In January 1998, e4L entered into a Redemption and Consent Agreement with the Series C Investors, pursuant to which e4L agreed to exchange the Series C Preferred Stock for a newly issued Series D Preferred Stock containing terms substantially similar to those of the Series C Preferred Stock, except that the conversion price could be subject to reduction under certain circumstances. In addition, e4L granted additional five-year warrants to purchase up to 500,000 shares of e4L's common stock to the Series C investors. The warrants had an exercise price of $6.82 per share, but were subject to adjustment under certain circumstances. In exchange, the Series C Investors agreed, among other things, to waive their right to convert their Series D Preferred Stock into e4L's common stock at a per share price below $6.06 prior to the earliest of the termination of the merger agreement with ValueVision or June 1, 1998. The actual exchange of Series C Preferred Stock for Series D Preferred Stock took place on April 14, 1998.

   Upon termination of the merger agreement on June 1, 1998, the fixed conversion price of the Series D Preferred Stock and the exercise price of the Series D warrants were automatically adjusted to $1.073125 per share. As a result, the outstanding shares of Series D Preferred Stock are convertible into a minimum of 15,635,202 shares of e4L common stock at March 31, 2000, not including shares issuable upon conversion of any accrued premium.

   The Series D Preferred Stock carries a 6% annual premium payable, at e4L's option, in cash or shares of e4L's common stock at the time of conversion. The premium is being recorded as a deemed dividend from the date of issuance to the date of conversion, for the purpose of calculating earnings per share.

   Except under certain circumstances, no holder of the Series D Preferred Stock or the related warrants is entitled to convert or exercise such securities to the extent that the shares to be received by such holder upon such conversion or exercise would cause such holder to beneficially own more than 4.9% of e4L's common stock.

   The Series D Preferred Stock carries no voting rights except as otherwise provided by Delaware General Corporation Law. Its liquidation preference is equal to the face amount plus any accrued premiums, and is senior to e4L's common stock and Series A Junior Participating Preferred Stock and Series F Preferred Stock; junior to e4L's Series B Preferred Stock and G/H Preferred Stock; and pari passu with e4L's Series E Preferred Stock.

 Series B Convertible Preferred Stock

   In October 1994, e4L authorized the issuance of Series B Convertible Preferred Stock, par value $.01 per share, consisting of 400,000 authorized shares, of which a total of 255,796 shares were issued. At March 31, 2000, there were 5,000 shares of Series B Preferred Stock outstanding.

                                   e4L, Inc.

                                March 31, 2000


   The 5,000 shares of Series B Preferred Stock outstanding at March 31, 2000 are valued at $40.00 per share for conversion purposes and are presently convertible, at the option of the holder, into 74,050 shares of e4L's common stock at a price of $2.70 per share (subject to adjustment). The holders of shares of Series B Preferred Stock shall be entitled to receive dividends declared on e4L's common stock and have voting rights (except as the election of directors) as if the shares of Series B Preferred Stock had been converted into common stock.

   In connection with the sale of the Series B Preferred Stock, e4L issued 255,796 warrants, each of which represent the right to purchase 12 shares (subject to adjustment) of e4L's common stock. Warrants for 3,276,627 shares of e4L common stock are currently exercisable at a price of $2.37 per share, except warrants for 440,259 shares of e4L's common stock, which are currently exercisable at a price of $2.54 per share. These warrants expire between October 5, 2004 and December 19, 2004.

 Preferred Stock Outstanding

   The following table summarizes the issued and outstanding shares of Preferred Stock at:

                                                                     March 31
                                                                   -------------
                                                                    2000   1999
                                                                   ------ ------
   Series B Convertible Preferred Stock...........................  5,000  5,000
   Series D Convertible Preferred Stock........................... 16,779 18,618
   Series E Convertible Preferred Stock...........................  9,925 20,000
   Series F Convertible Preferred Stock...........................  5,000    --
   Series G Convertible Preferred Stock...........................  5,000    --
   Series H Convertible Preferred Stock...........................  5,000    --

   There is a liquidation preference of $200,000, $18,803,296, $10,322,312,
$5,119,452, $5,005,479 and $5,005,479 for Series B, D, E, F, G and H
Convertible Preferred Stock, respectively.

 Stock Purchase Rights

   During January 1994, e4L distributed one preferred share purchase right on each outstanding share of its common stock. The rights will become exercisable only if, without e4L's consent or waiver, a person or group acquires 15% or more of e4L's outstanding common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of e4L's outstanding common stock. Each right will entitle shareholders to buy one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $40. In addition, upon the occurrence of certain events, the holders of rights will have the right to receive, upon exercise at the then-current exercise price, common stock (or, in certain circumstances, cash, property, or other securities of e4L) having a value equal to two times the exercise price of such right. In the event that e4L is acquired in a merger or other business combination, or 50% or more of e4L's assets or earning power is sold, proper provision will be made so that each holder of such right will have an additional right to receive, upon exercise at the then current exercise price of such right, common stock of the acquiring or surviving company having a value equal to two times the exercise price of the right. Any rights that are, or were, under certain circumstances, beneficially owned by such 15% owner will immediately become null and void.

   The holders of rights have no rights as stockholders of e4L. e4L has the ability to redeem the rights at $.001 per right until the occurrence of certain specified events.

                                   e4L, Inc.

                                March 31, 2000

 Warrants

   Warrants outstanding at March 31, 2000 are as follows:

                                      Shares
                                     Acquired
             Description           Upon Exercise ExercisePrice ExpirationDate
             -----------           ------------- ------------- --------------
   Series B Preferred Stock
    Warrants......................   3,716,886    $2.37-$2.54  10/5-12/19/04
   Series B Loan Warrants.........   3,005,652       $2.37        9/30/04
   TMC Warrants...................   2,743,334       $1.32        8/11/03
   TMC Warrants...................     350,000       $1.50        8/11/03
   TMC Warrants...................     500,000       $3.00        8/11/03
   Series C Warrants..............     936,701       $1.07        9/17/02
   Series D Warrants..............     473,360       $1.07         1/4/03
   Series F Warrants..............      53,000       $4.71        8/26/04
   Series G/H Warrants............     759,340       $2.96        3/21/05
   Term Loan Warrants.............     325,000       $2.56         2/8/05
   BuyItNow, Inc. Warrants........     500,000       $8.46         6/7/04
   Settlement Warrants............     400,000       $1.69        11/18/01
   Investment Banker Warrants.....      54,229       $1.50        5/24/04
   Loan Modification..............     125,000       $5.19        9/18/02
   Other..........................      20,000       $3.81        12/7/02
                                    ----------
                                    13,962,502
                                    ==========

   Settlement warrants were granted to settle a contract dispute. The value attributed to these warrants has been expensed during the year ended March 31, 2000. These warrants were granted at the closing price of the Company's common stock at the date of the grant.

   Series B loan warrants were issued in connection with a $5.0 million term loan provided to e4L in October 1994. As a result of the Transaction and other matters, certain anti-dilution provisions of the Series B Warrants were triggered, resulting in an increase in the number of shares of common stock available upon exercise of the outstanding Series B Warrants from approximately 2.3 million to 4.4 million and a decrease in the exercise price from $4.80 per share to approximately $2.37 per share.

   In connection with a loan modification agreement dated September 18, 1997, between e4L and its former principal lender, e4L granted to its former principal lender five-year warrants to acquire 125,000 shares of e4L's common stock at a price of $5.1875 per share, the market price of e4L's common stock as of the date of the grant.

   At March 31, 2000, there were approximately 44,200,000 shares for e4L's common stock reserved for conversion of preferred stock, for exercise of stock options and warrants to purchase common stock and for issuance under e4L's Management Incentive Plan.

7. Stock Options

   e4L applies the provisions of APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. No compensation has been recognized on options which have an exercise price equal to or above the market price on the date of grant. The majority of options are granted at exercise prices equal to or greater than the market price of e4L's common stock at the date of grant. Had
                                   e4L, Inc.

                                March 31, 2000

compensation cost attributable to stock options been determined using fair values at the grant dates as defined by SFAS No. 123, e4L's pro forma net loss and net loss per share would have been as follows:

                                                Year ended March 31
                                       ----------------------------------------
                                           2000          1999          1998
                                       ------------  ------------  ------------
                                       (in thousands, except per share data)
   Pro forma net loss................  $    (37,840) $    (46,789) $    (62,316)
   Pro forma loss per share:
    Basic and diluted................  $      (1.22) $      (1.73) $      (2.50)

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

   For purposes of determining the pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with an estimated dividend yield of 0% and an expected life of four years for the year ended March 31, 2000 and five years for the years ended March 31, 1999 and 1998. Further, expected volatility of 91.6%, 104.5% and 50.0%, and risk-free interest rates of 6.5%, 6.5% and 6.4% have been used in each of the years ended March 31, 2000, 1999 and 1998, respectively. In accordance with the transition provisions of SFAS No. 123, the pro forma disclosures presented above apply only to option grants and stock awards dated on or after April 1, 1995. Therefore, because option grants and awards generally vest over several years and additional awards are expected to be made in the future, the pro forma results of operations should not be considered representative of reported results of operations for future years.

   A maximum of 9,365,000 shares of e4L's common stock may be issued upon exercise of incentive or non-incentive stock options granted as of March 31, 2000. All employees of e4L, as well as directors, officers, and third parties providing services to e4L are eligible to participate in e4L's stock option plan.

   As an inducement to the execution of employment agreements with various officers of e4L who entered into employment agreements after August 31, 1991, as well as certain other agreements during the year ended March 31, 1998, the Board of Directors authorized the grant of options to purchase up to 2,686,750 shares of common stock at exercise prices equal to at least the market price at the time of grant with the exception of 700,000 stock options granted to a former Chief Executive Officer and 50,000 stock options granted to two other former executive officers. These 750,000 stock options contained a provision that upon the occurrence of certain triggering events (such as a sale or merger of e4L, or significant investment), the executives would have realized a reduction of up to an aggregate of approximately $3.0 million in the exercise price of their options. This $3.0 million charge was amortized from November 13, 1997, the date of the agreement in principal with the former Chief Executive Officer and other former executive officers, through June 30, 1998. Results of operations for the year ended March 31, 1998 includes $1.9 million in non-cash compensation expense in connection with these stock option grants. The compensation expense charge, which was originally included in unusual charges in the consolidated statement of operations as of March 31, 1998, was reversed as part of unusual charges during the year ended March 31, 1999 as no triggering event occurred as of the June 30, 1998 expiration date.

   The 212,500 stock options granted to TMC resulted in compensation expense of $249,000 which has been included in unusual charges during the year ended March 31, 1999.

                                   e4L, Inc.

                                March 31, 2000

   During the year ended March 31, 1998, 716,500 stock options originally issued to Company employees, officers and directors were canceled and 358,250 stock options with exercise prices ranging from $7.00 to $8.325 were issued.

   Stock options granted generally vest over a period ranging from the date of grant up to a maximum of four years. Options may be exercised up to a maximum of 10 years from the date of grant. The weighted-average remaining contractual life of all outstanding options at March 31, 2000 is seven years.

   A summary of e4L's stock option activity and related information is as follows:

                                                  March 31,
                          ------------------------------------------------------------
                                 2000                1999                1998
                          ------------------- ------------------- --------------------
                                     Weighted            Weighted             Weighted
                                     Average             Average              Average
                                     Exercise            Exercise             Exercise
                           Options    Price    Options    Price    Options     Price
                          ---------  -------- ---------  -------- ----------  --------
Outstanding at beginning
 of year................  3,839,261   $6.67   4,471,862   $ 8.10   3,084,504   $13.11
  Granted...............    738,250   $2.51   1,067,500   $ 3.90   2,686,250   $ 5.29
  Exercised.............   (207,900)  $2.68    (982,697)  $ 3.77     (33,333)  $ 4.70
  Cancelled.............   (916,996)  $5.48    (717,404)  $12.28  (1,265,559)  $13.92
                          ---------   -----   ---------   ------  ----------   ------
Outstanding at end of
 year...................  3,452,615   $6.23   3,839,261   $ 6.67   4,471,862   $ 8.10
                          =========   =====   =========   ======  ==========   ======

                                                  March 31,
                          ------------------------------------------------------------
                                 2000                1999                1998
                          ------------------- ------------------- --------------------
                                     Weighted            Weighted             Weighted
                                     Average             Average              Average
                                     Exercise            Exercise             Exercise
                           Options    Price    Options    Price    Options     Price
                          ---------  -------- ---------  -------- ----------  --------
Exercisable at end of
 year...................  2,445,344   $7.53   3,105,011   $ 7.12   2,612,279   $ 7.74
Nonexercisable at end of
 year...................  1,007,271   $3.09     734,250   $ 4.80   1,859,583   $ 8.61

Shares available for
 future grant...........  1,596,177           1,032,431              560,932

   As of March 31, 2000, 2,206,854 stock options have exercise prices ranging from $1.32 to $4.88 with a weighted average price of $3.31, and 1,245,761 stock options have exercise prices ranging from $5.01 to $20.00 with a weighted average price of $11.41. The weighted average fair value of stock options granted during the years ended March 31, 2000, 1999 and 1998 was $1.64, $3.44 and $2.58, respectively.

                                   e4L, Inc.

                                March 31, 2000

8. Earnings Per Share

   The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                    Year ended March 31,
                                                 ----------------------------
                                                   2000      1999      1998
                                                 --------  --------  --------
   Net loss..................................... $(35,908) $(43,598) $(56,769)
   Deemed dividend on convertible preferred
    stock.......................................   (4,439)   (2,262)     (643)
                                                 --------  --------  --------
   Adjusted net loss for basic and diluted
    earnings per share.......................... $(40,347) $(45,860) $(57,412)
                                                 ========  ========  ========
   Weighted average shares outstanding..........   34,691    27,054    24,904
                                                 ========  ========  ========
   Basic and diluted earnings per share......... $  (1.16) $  (1.70) $  (2.31)
                                                 ========  ========  ========

   Convertible preferred stock convertible into 26,768,369, 30,756,658 and 4,112,830 shares of common stock, and stock options and warrants to purchase common stock exercisable into 17,415,117, 16,760,637 and 11,565,000 shares of common stock for the years ended March 31, 2000, 1999 and 1998, respectively, were not included in the computation of diluted earnings per share because of losses incurred by e4L in each of those years.

9. Income Taxes

   The components of income tax expense are as follows (in thousands):

                                                              Year ended March
                                                                     31
                                                              ------------------
                                                              2000   1999  1998
                                                              -----  ----- -----
   Current:
     Federal................................................. $ --   $ --  $ --
     State...................................................   225     50   --
     Foreign.................................................   --     390   700
                                                              -----  ----- -----
                                                                225    440   700
   Deferred:
     Federal.................................................   --     --    --
     State...................................................   --     --    --
     Foreign.................................................  (225)   --    --
                                                              -----  ----- -----
                                                               (225)   --    --
                                                              -----  ----- -----
   Total..................................................... $ --   $ 440 $ 700
                                                              =====  ===== =====

   Loss before income taxes was taxed under the following jurisdictions (in thousands):

                                                     2000      1999      1998
                                                   --------  --------  --------
   United States.................................. $(22,508) $(27,355) $(37,682)
   Foreign........................................  (13,400)  (15,803)  (18,387)
                                                   --------  --------  --------
   Total.......................................... $(35,908) $(43,158) $(56,069)
                                                   ========  ========  ========

                                   e4L, Inc.

                                March 31, 2000

   Significant components of e4L's deferred tax assets and liabilities are as follows (in thousands):

                                                                 March 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
   Deferred tax assets:
     Net operating loss carryforwards....................... $ 47,847  $ 42,840
     Alternative minimum tax credit carryforward............      --        835
     Accrued vacation and severance pay.....................      593       150
     Inventory and accounts receivable reserves.............    4,115     6,411
     Reserve for legal settlements..........................      217     2,000
     Restructuring accruals.................................      542     2,424
     Other..................................................      567       383
                                                             --------  --------
   Total deferred tax assets................................   53,881    55,043
   Valuation allowance......................................  (50,547)  (52,734)
                                                             --------  --------
   Deferred tax assets, net of valuation allowance..........    3,334     2,309

   Deferred tax liabilities:
     Prepaid media and other costs..........................      383       614
     Tax over book depreciation.............................      647     1,163
     Other..................................................    1,772       --
     Deferred sales.........................................      532       532
                                                             --------  --------
   Total deferred tax liabilities...........................    3,334     2,309
                                                             --------  --------
   Net deferred tax asset................................... $    --   $    --
                                                             ========  ========

   The increase in the valuation allowance is attributable to the increase in United States and foreign net operating loss carryovers and other deferred tax assets from March 31, 1999 to March 31, 2000.

   A reconciliation of e4L's provision for income taxes to the provision for income taxes at the United States federal statutory rate of 35% is as follows (in thousands):

                                                    Year ended March 31
                                                 ----------------------------
                                                   2000      1999      1998
                                                 --------  --------  --------
   Tax benefit at statutory rate................ $(12,568) $(15,105) $(19,624)
   Tax effect of net operating loss not
    benefited...................................    9,898    10,046    14,394
   Foreign income taxes in excess of U.S.
    Federal statutory rate......................      --        390       700
   State and local income taxes.................      --         50       --
   Nondeductible items, principally goodwill....    2,670     5,059     5,230
                                                 --------  --------  --------
   Income tax expense........................... $    --   $    440  $    700
                                                 ========  ========  ========

   At March 31, 2000, e4L has the following loss and credit carryforwards for tax purposes (in thousands):

                                                              Amount  Expiration
                                                              ------- ----------
   U.S. net operating loss................................... $94,900 2009-2020
   Foreign net operating loss................................  19,000 Unlimited

                                   e4L, Inc.

                                March 31, 2000


   A portion of the United States net operating loss carryover is attributable to the exercise of employee stock options. If that portion of the loss carryover attributable to the exercise of stock options is realized, the resulting tax benefit will be recorded directly to shareholders' equity. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to the entire United States net operating loss carryover, because utilization of net operating loss carryovers cannot be reasonably assumed. Such net operating loss carryovers may be subject to limitation as a result of changes in the ownership of e4L.

10. Unusual Charges

   During the year ended March 31, 2000, e4L wrote off capitalized costs of $0.4 million attributable to the termination of e4L's intended merger with Flageoli Limited and $5.9 million attributable to broker commissions and other costs attributable to the sublease of e4L's European satellite transponder on the Eutelstat satellite. Costs associated with the sublease are payable over approximately a ten-year period.

   In connection with the Transaction as more fully described in Note 6, in fiscal year 1999 e4L adopted revised business strategies that reflect a significant change in e4L's business model under the direction of its new management team and board of directors. As a result, e4L has undertaken specific actions to reduce its overall cost structure and transition its business model from a television direct marketing company to an electronic commerce and membership services company. Certain of these actions resulted in pre-tax unusual charges during the year ended March 31, 1999 of $20.2 million, including $12.5 million of restructuring charges.

   The restructuring charges for the year ended March 31, 1999 are primarily attributable to the following:

    Closure of Philadelphia, Pennsylvania Headquarters. e4L made a decision to close its former corporate headquarters in Philadelphia, Pennsylvania and relocate its headquarters to its offices in Los Angeles, California. Included in restructuring charges are $3.8 million of costs associated with the termination of employees, loss on the subleasing of its office and other commitments, and the write-down of assets that are no longer in use. Such assets were sold or abandoned during the first quarter of fiscal year 2000. Approximately $1.3 million of accrued rent remains at March 31, 2000 to cover the difference between the actual lease payments and sublease receipts. A total of 17 employees were terminated as part of e4L's plans to close its corporate offices. Of the 17 employees affected, 16 had been paid and/or left e4L as of March 31, 1999, and one has begun to receive his severance package and had left e4L during fiscal year 2000. Approximately $0.2 million remains accrued at March 31, 2000 to cover the remaining payments to these employees.

    Consolidation of New Zealand and Far East Business Offices, and Closure of Australian Retail Stores. e4L made a decision to reduce the size of its New Zealand work force, by consolidating its previously separate New Zealand and Far East business offices within one location, and shutting down unprofitable Australian retail stores. The restructuring charges of $0.7 million are attributable to the costs associated with the termination of employees, cancellation of leases and other commitments, and the write-down of assets no longer in use. Such assets had been sold or abandoned as of March 31, 1999. A total of 46 employees were terminated as part of e4L's plans to consolidate the two offices and close certain retail stores. Of the 46 employees affected, 32 had been paid and/or left e4L as of March 31, 1999, and 14 had left e4L during the first quarter of the year ended March 31, 2000.

    Outsourcing of Certain Operations in the United States. e4L outsourced various aspects of its Phoenix, Arizona fulfillment center, customer service operations, and media agency business. As a result, during the third quarter of the year ended March 31, 1999, e4L disposed of its media agency subsidiary and is in the process of transitioning its fulfillment and customer service functions to third parties. The costs expensed as of March 31, 1999 of $3.4 million include costs primarily associated with the termination of
                                   e4L, Inc.

                                March 31, 2000

  employees, cancellation of leases and other commitments, and the write-down of certain assets to fair market value. Approximately $0.7 million remains accrued at March 31, 2000 for the remaining severance payments.

    Closure of Certain Asian and Eastern European Markets. Due to the economic downtime in Asia and Eastern Europe, the forecasted sales and opportunities in these regions have decreased significantly from e4L original plans. Accordingly, e4L made a decision to exit certain Asian and Eastern European markets and/or transfer such markets to third party licensee arrangements. The costs included in the restructuring charges of $2.0 million are costs incurred in connection with the termination of 12 employees, all of which terminations were completed and paid as of March 31, 1999, and certain associated legal costs.

    Write-down of Prepaid Production. Also included in the restructuring charge is $2.6 million of costs related to the write-down of certain prepaid costs attributable to the production of its direct response television programming. e4L made a fundamental change in its strategy involving the use of its programs. In connection with its revised business model, new electronic commerce platform and other initiatives, e4L has begun utilizing its programs not only for the sale of underlying products, but has begun leveraging its programs and television media to promote memberships to exploit its wholesale/retail and continuity business, and to create list rental opportunities with respect to its customer base.

   Other unusual charges for the year ended March 31, 1999 consist of the following:

    Shopping Club Start-Up Costs. $1.2 million of start-up costs associated with the development and production of commercials related to e4L's Everything4Less membership shopping club.

    Eutelstat Satellite Contract. e4L entered into a long-term commitment to lease a transponder on the Eutelstat satellite for the life of the satellite. The satellite launched in April 1998, and e4L has an estimated commitment of 10 to 12 years. In fiscal year 1999, e4L classified a portion of the satellite contract as unfavorable, as it was estimated that it will be unable to recover certain costs relating to its lease. Accordingly, e4L has included in unusual charges $5.3 million and $5.9 million at March 31, 1999 and 2000, respectively, relating to its inability to recover the remaining portion of costs attributable to the Eutelstat Satellite lease of which $6.5 million remains accrued at March 31, 2000. e4L has entered into a sublease for the remaining life of the contract effective August 1, 2000 which will cover all remaining future payments not covered in the accrual.

    Change of Control Payments. As part of the Transaction, e4L recorded severance charges of $1.8 million associated with the waiver of the change of control provisions contained in the employment agreements of three former executive officers.

    Consulting Fees. In connection with the Transaction, e4L recorded a non-cash charge of $0.2 million in connection with a five-year option to purchase up to 212,500 shares of e4L common stock at an exercise price of $1.32 per share that were granted to TMC. In addition, e4L recorded $0.4 million related to the termination of a consulting agreement.

    Write-off of Merger Costs. In June 1998, e4L wrote off capitalized costs of $0.7 million attributable to the termination of e4L's intended merger with ValueVision.

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

                                   e4L, Inc.

                                March 31, 2000


11. Gain on Sale of Securities

   In January 1999, e4L sold its investment in the common stock of Earthlink Networks, Inc. (Earthlink), which had a cost of $488,000, for net proceeds of $7.0 million, resulting in a gain of $6.5 million. The Earthlink stock was acquired in December 1998 through the exercise of warrants to purchase the stock.

12. Commitments and Contingencies

   e4L rents warehouses, retail stores and office space under various operating leases which expire through December 2013, including leases with related parties as described in Note 13. Future minimum lease payments (exclusive of real estate taxes and other operating expenditures) as of March 31, 2000 under noncancelable operating leases with initial or remaining terms of one year or more are as follows as of each of the years ended March 31 (in thousands):

   2001................................................................. $ 4,516
   2002.................................................................   3,597
   2003.................................................................   2,635
   2004.................................................................   2,217
   2005.................................................................   2,225
   Thereafter...........................................................  12,335
                                                                         -------
                                                                         $27,525
                                                                         =======

   Rent expense under various operating leases aggregated $3,410,000, $4,175,000 and $4,833,000 during the years ended March 31, 2000, 1999 and
1998, respectively. Subleased building space rental income aggregated $485,000, $369,500 and $136,800 during the years ended March 31, 2000, 1999 and 1998, respectively.

   In May 1999, e4L entered into two subleases related to its former Philadelphia office which will generate rental income of approximately $315,100, $330,500, $350,200, $362,500 and $377,900 during each of the years ended March 31, 2001 to 2005 and $1,057,000 thereafter.

   e4L has entered into employment agreements with certain of its executive officers providing for base compensation, automobile allowance and other incentives. Commitments under these agreements for base compensation and automobile allowance are $1.2 million and $0.6 million in each of the years ending March 31, 2001 and 2002, respectively. Each employment agreement also provides for annual bonuses and stock option grants at the discretion of e4L's board of directors.

   During the year ended March 31, 2000, e4L expended $72.0 million on media purchases, a portion of which were made under long-term agreements, including long-term agreements with certain Pan-European satellite channels to purchase a specific number of television hours per week at a minimum guaranteed amount. These contracts expire at various dates through March 31, 2003. In addition, e4L has a contract with respect to a European satellite transponder on the Eutelstat satellite which continues through the year 2010. Total commitments under these media contracts are $4,830,000 during the years ending March 31, 2001, 2002 and 2003; $3,733,200 in the years ending March 31, 2004 and 2005;
and $18,666,000 thereafter. During June 2000, e4L subleased substantially all of its transponder capacity on the Eutelstat satellite, which sublease is to commence on August 1, 2000 with annual sublease payments of 3 million Euros ($2.9 million as of March 31, 2000) during the first year, and 3.36 million Euros ($3.2 million as of March 31, 2000) each year thereafter through March 30, 2010. At March 31, 2000, e4L recorded a $5.9 million charge attributable to broker commissions and the excess of the minimum payments under the satellite commitment over sublease amounts.

                                   e4L, Inc.

                                March 31, 2000

   e4L has entered into an agreement with a former investment banker pursuant to which e4L has guaranteed the market price of its common stock underlying warrants issued to the investment banker, subject to certain limitations. In the event the market price of its common stock is below the guaranteed price, e4L has guaranteed minimum proceeds to the investment banker from the sale of the common stock upon exercise of the warrants. e4L has paid approximately $191,000 as of March 31, 2000 and anticipates paying an additional $960,000 during the year ended March 31, 2001 based on current stock prices.

13. Litigation and Regulatory Matters

 Litigation

   In March 1999, Intervention, Inc., a California non-profit corporation (Intervention), filed a complaint for false advertising against e4L in the Superior Court for Contra Costa County, alleging that e4L overstated the effectiveness of one of its home exercise products in one of its direct response television programs. e4L is vigorously contesting the action. At this time, e4L cannot predict the outcome of this matter; however, even if Intervention were to succeed on all of its claims, e4L does not believe that such results would have a material adverse impact on e4L's results of operations or financial condition.

 Regulatory Matters

   During July 1998, in accordance with applicable regulations, e4L notified the Consumer Products Safety Commission (CPSC) of a problem that was occurring with respect to the first 20,000 units manufactured of its Red Devil Grill product. At the time, e4L proposed, and the CPSC accepted, fixing the affected part and other modifications. During February 1999 and October 1999, the CPSC requested additional information from e4L about the grill to which the Company responded. The CPSC is in the process of reviewing e4L's responses, and has not yet made a determination of whether there are any additional problems with the grill, and what, if any, corrective measures e4L will have to implement if problems are found to be present. At present, management of e4L cannot predict whether the outcome of this matter will have a material adverse impact on e4L's financial condition or results of operations.

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

   In June 2000, e4L received notice from the NYSE that it is considered "below criteria" with respect to its market capitalization and stockholders' equity in accordance with the NYSE's Listed Company Manual regarding continued listing criteria (the Listing Criteria). In accordance with the Listing Criteria, e4L is required, on or
                                   e4L, Inc.

                                March 31, 2000

before July 29, 2000, to submit a business plan to the NYSE, which demonstrated compliance with the $50.0 million minimum market capitalization and stockholders' equity requirement contained in the Listing Standards within 18 months of submitting its plan, and to issue a press release disclosing the fact that it is not in compliance with the Listing Criteria. Upon submission, the business plan will be reviewed by the NYSE's Listing and Compliance Committee for final disposition, and will either accept or reject the plan.

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

14. Retirement Plan

   All of e4L's U.S. full-time employees may participate in a 401(k) defined contribution plan. e4L matches employee contributions at levels that depend on the return on equity of e4L each year. e4L recognized $7,000, $17,000 and $13,000 for the years ended March 31, 2000, 1999 and 1998, respectively, in connection with this plan.

15. Related Party Transactions

 Settlement of Executive Officer Loans and Advance

   e4L entered into an employment agreement with an executive pursuant to which, among other things, e4L loaned the executive $545,000 with interest at the prime rate of interest plus 1-1/2 percent (Note). As collateral for the Note, the executive originally pledged 339,784 shares of e4L common stock owned by the executive, which collateral was subsequently released by e4L between April 1999 and October 1999. The executive also held an allowance from e4L in the amount of $18,000 (Advance), bearing no interest, and acted as a surety for a debt owing to e4L in the amount of $44,376 at December 31, 1999 (Surety Loan).

   During January 2000, e4L and the executive entered into a settlement agreement and mutual release (Settlement Agreement) with respect to the amounts owed under the Note, Advance, Surety Loan and certain other claims. Under the terms of the Settlement Agreement, e4L agreed to forgive the Note and interest due thereon of $660,454, the Advance was offset against certain amounts owed to the executive by e4L, and the executive agreed to repay the Surety Loan and interest on or before March 31, 2000, which amount was paid. In addition, certain employee stock options granted to the executive were extended through December 31, 2000, and the executive's employment with e4L was terminated effective March 31, 2000.

 Officer Advances

   During the fourth quarter of the fiscal year ended March 31, 2000, certain e4L executive officers advanced a total of $1,056,000 to e4L, which bore interest at 9.5% per annum. The outstanding advances of $256,000 at March 31, 2000 were repaid subsequent to year end.

                                   e4L, Inc.

                                March 31, 2000


 Other

   e4L also entered into transactions with companies affiliated with various board members and current and former executives for services including printing, consulting, show production and professional services. During the years ended March 31, 2000, 1999 and 1998, the total amount paid to these companies for such services was approximately $698,000, $1,500,000 and $501,000, respectively.

16. Segment and Geographic Information

   e4L operates in one industry segment and is engaged in the direct marketing of products principally through television. e4L evaluates performance and allocates resources based on several factors, of which the primary financial measure is adjusted EBITDA, earnings before interest, taxes, depreciation and amortization and certain other charges as identified by management. Accounting policies of the business segments are the same as those described in the summary of significant accounting policies in Note 1. Business segment assets are the owned assets used in each geographic area.

   The production and corporate components of EBITDA include the costs incurred to produce direct response television programs and commercials, develop product and general and administrative expenses. Production and corporate assets primarily consist of corporate cash, fixed assets and goodwill.

   Segment information for fiscal year 1999 and 1998 has been restated to conform to the current year presentation. The major difference is the change in the measure of segment profit or loss to EBITDA as compared to operating income (loss) presented in prior years. In addition, the current year presentation does not reflect an allocation of production or corporate costs to the geographic segments. This is consistent with management's review of its financial performance. Information as to e4L's operations by geographic area, is set forth below (in thousands):

                                                   2000      1999      1998
                                                 --------  --------  --------
   Net revenue:
     United States.............................. $152,986  $197,244  $123,087
     Europe.....................................   22,537    65,194    66,423
     Austral-Asia...............................   65,517    63,694    86,326
     Other......................................      --      1,419     2,136
     Production and corporate...................       71       299       502
                                                 --------  --------  --------
   Total........................................ $241,111  $327,850  $278,474
                                                 ========  ========  ========
   Adjusted EBITDA:
     United States and Canada................... $  2,110  $  7,882  $ (1,351)
     Europe.....................................   (2,013)    4,583    (5,534)
     Austral-Asia...............................    7,530        40        36
     Other......................................      --       (442)     (281)
     Production and corporate...................  (13,976)  (25,093)  (21,988)
                                                 --------  --------  --------
   Total........................................ $ (6,349) $(13,030) $(29,118)
                                                 ========  ========  ========
   Depreciation, amortization and non-cash
    compensation:
     United States and Canada................... $  2,770  $  3,735  $  3,474
     Europe.....................................      282       284       411
     Austral-Asia...............................    1,028     1,530     1,751
     Other......................................      --          5         6
     Production and corporate...................      743     1,240     1,431
                                                 --------  --------  --------
   Total........................................ $  4,823  $  6,794  $  7,073
                                                 ========  ========  ========

                                   e4L, Inc.

                                March 31, 2000

                                                       2000    1999      1998
                                                      ------- -------  --------
   Unusual charges:
     United States and Canada........................ $   --  $ 3,400  $    --
     Europe..........................................   5,943   7,124       --
     Austral-Asia....................................     --    2,655       --
     Other...........................................     --      --        --
     Production and corporate........................     411   7,059     1,875
                                                      ------- -------  --------
   Total............................................. $ 6,354 $20,238  $  1,875
                                                      ======= =======  ========
   Extraordinary items:
     United States and Canada........................ $   --  $   --   $    --
     Europe..........................................     --      --        --
     Austral-Asia....................................     --      --        --
     Other...........................................     --      --        --
     Production and corporate........................     --   (4,876)      --
                                                      ------- -------  --------
   Total............................................. $   --  $(4,876) $    --
                                                      ======= =======  ========
   Identifiable assets:
     United States and Canada........................ $33,606 $45,357  $ 41,304
     Europe..........................................   4,702  11,654    21,944
     Austral-Asia....................................  26,192  30,317    46,334
     Other...........................................     --      261     1,024
     Production and corporate........................   7,110  10,926    24,615
                                                      ------- -------  --------
   Total............................................. $71,610 $98,515  $135,221
                                                      ======= =======  ========

   The reconciliation of adjusted EBITDA to loss before income taxes and extraordinary items is set forth below (in thousands):

                                                    2000      1999      1998
                                                  --------  --------  --------
   Adjusted EBITDA..............................  $ (6,349) $(13,030) $(29,118)
   Less:
     Depreciation, amortization and non-cash
      compensation..............................     5,449     6,794     7,073
     Write-off of impaired goodwill.............     7,537    11,300    14,546
     Unusual charges............................     6,354    20,238     1,875
     Gain on sale of investment.................       --     (6,544)      --
     Loss on equity investment in Buyitnow LLC..     8,506       --        --
     Interest expense...........................     1,713     3,216     3,457
                                                  --------  --------  --------
   Loss before income taxes and extraordinary
    item........................................  $(35,908) $(48,034) $(56,069)
                                                  ========  ========  ========

17. Subsequent Events

 Investment in Promenade Membership Services, LLC

   During May 2000, e4L acquired a fifty percent ownership interest in Promenade Membership Services, LLC (Promenade) for consideration of $1.0 million in either cash, shares of e4L common stock, or shares of Buyitnow LLC common units owned by e4L valued at $5.00 per share. The consideration is payable on or before May 17, 2001. Promenade markets discount membership buying services and clubs to consumers and businesses.

   In connection with the acquisition of Promenade, e4L acquired an option to purchase up to an additional thirty-five percent of the equity of Promenade for cash consideration equal to between $1.2 million and $1.9 million, depending upon the date such option is exercised. In addition, concurrent with the closing of the
                                   e4L, Inc.

                                March 31, 2000

acquisition, Promenade granted its chief executive officer an option to purchase up to ten percent of the equity of Promenade for $200,000.

 Sale of 75% Austral-Asia Business

   During May 2000, e4L executed a Heads of Agreement (also known as a Letter of Intent) with two venture capital companies with operations in Europe and Asia, pursuant to which, among other things, the two companies and certain members of management will purchase 75% of the equity of the e4L's subsidiaries QIJ, QPL and SP for approximately $44 million (proceeds of approximately $38 million, net of the repayment of intercompany debt and payment of commissions). Closing of the transaction, which is anticipated to occur during the beginning of e4L's second fiscal quarter of 2001, is subject to normal closing conditions, including completion of satisfactory due diligence and finalization of definitive agreements.

                                  SCHEDULE II

                                   e4L, INC.
                                AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                             (Dollars in thousands)

                                 Balance at Charged to              Balance at
                                 beginning  costs and                  end
Description                      of period   expenses  Deductions   of period
-----------                      ---------- ---------- ----------   ----------
Year ended March 31, 2000:
Allowance for doubtful accounts
 and refund.....................  $12,059    $46,395    $51,553(1)   $ 6,901
Inventory reserve...............  $ 4,913    $ 2,796    $ 5,871(2)   $ 1,838

Year ended March 31, 1999:
Allowance for doubtful accounts
 and refund.....................  $13,310    $71,446    $72,697(1)   $12,059
Inventory reserve...............  $ 6,519    $ 8,275    $ 9,881(2)   $ 4,913

Year ended March 31, 1998:
Allowance for doubtful accounts
 and refund.....................  $11,678    $54,064    $52,432(1)   $13,310
Inventory reserve...............  $11,739    $ 6,535    $11,755(2)   $ 6,519

--------
(1) Uncollectible accounts written-off, net of recoveries and refunds on products sold.

(2) Obsolete inventory written-off.