Form 10-Q
period 2000-06-30
E4L INC
filed 2000-08-21
CIK 70412

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2000

                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.


                         Commission file number 1-6715

                                   e4L, Inc.
          ----------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                    13-2658741
--------------------------------------------------------------------------------
(State or Jurisdiction of Incorporation    (I.R.S. Employer Identification No.)
           or Organization)

                      15821 Ventura Boulevard, 5th Floor
                         Los Angeles, California 91436
          ---------------------------------------------------------
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


Yes  [X]   No  [_]


At July 31, 2000 there were 44,527,148 issued and outstanding shares of registrant's common stock, par value $.01 per share, net of 855,208 shares of common stock held in treasury.

                                   e4L, Inc.
                                   ---------

                                     INDEX
                                     -----

                                                                                                                               Page
                                                                                                                               ----

Facing Sheet...............................................................................................................       1

Index......................................................................................................................       2

Part I.   Financial Information

          Item 1.   Financial Statements (Unaudited)

                    Condensed Consolidated Balance Sheets at June 30, 2000 and
                    March 31, 2000.........................................................................................       3

                    Condensed Consolidated Statements of Operations for the
                    three months ended June 30, 2000 and 1999..............................................................       4

                    Condensed Consolidated Statements of Cash Flows for the
                    three months ended June 30, 2000 and 1999..............................................................       5

                    Notes to Unaudited Condensed Consolidated Financial Statements.........................................       6

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations..........................................................      12

Part II.  Other Information

          Item 1.   Legal Proceedings......................................................................................      21

          Item 6.   Exhibits and Reports on Form 8-K.......................................................................      21

Signatures.................................................................................................................      22


Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

                                   e4L, Inc.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and per share amounts)

                                                                                                June 30,           March 31,
                                                                                                  2000                2000
                                                                                             --------------      --------------
                                        ASSETS                                                 (Unaudited)        (See Note 1)
                                        ------
Current assets:
   Cash and cash equivalents............................................................   $         1,420      $        3,389
   Restricted cash......................................................................             1,885               1,538
   Accounts receivable, net.............................................................            17,834              18,036
   Due from affiliate, net..............................................................             1,144               2,221
   Inventories, net.....................................................................            12,643              18,588
   Prepaid media........................................................................             2,317               1,370
   Deferred costs.......................................................................             3,307               2,802
   Prepaid expenses and other current assets............................................             4,234               3,418
   Deferred income taxes................................................................             3,334               3,334
                                                                                           ---------------      --------------
     Total current assets...............................................................            48,118              54,696

Property and equipment, net.............................................................             5,012               5,763
Excess of cost over net assets of acquired businesses and
   other intangible assets, net.........................................................            12,387              12,595
Other assets............................................................................               963                 858
                                                                                           ---------------      --------------
  Total assets..........................................................................   $        66,480      $       73,912
                                                                                           ===============      ==============

               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------
Current liabilities:
   Overdraft checks.....................................................................   $         1,763      $        2,302
   Accounts payable.....................................................................            17,438              17,527
   Accrued expenses.....................................................................            12,712              13,092
   Deferred revenue.....................................................................             1,563                 795
   Due to officer.......................................................................                 -                 256
   Income taxes payable.................................................................             1,119                 324
   Deferred income taxes................................................................               915                 915
   Current portion of long-term debt and capital lease obligations......................            10,087               5,180
                                                                                           ---------------      --------------
     Total current liabilities..........................................................            45,597              40,391

Long-term debt and capital lease obligations............................................             3,621               3,611
Deferred income taxes...................................................................             2,419               2,419
Other liabilities.......................................................................             8,758               8,942
Shareholders' equity:
   Preferred stock $0.01 par value; authorized 10,000,000 shares (Note 7)...............                 1                   1

   Common stock, $0.01 par value; authorized 150,000,000 shares;
     43,995,734 and 42,241,135 shares, at June 30, and March 31, 2000,
      respectively......................................................................               442                 422

   Additional paid-in capital...........................................................           200,006             199,982
   Retained deficit.....................................................................          (177,342)           (165,397)
                                                                                           ---------------      --------------
                                                                                                    23,107              35,008
   Treasury stock, 855,208 shares, at cost at June 30, and March 31, 2000...............            (6,557)             (6,557)
   Foreign currency translation adjustment..............................................           (10,465)             (9,902)
                                                                                           ---------------      --------------
     Total shareholders' equity.........................................................             6,085              18,549
                                                                                           ---------------      --------------
     Total liabilities and shareholders' equity.........................................   $        66,480      $       73,912
                                                                                           ===============      ==============

      See notes to unaudited condensed consolidated financial statements.

                                   e4L, Inc.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                   (In thousands, except per share amounts)

                                                                                     Three Months Ended June 30,
                                                                                 --------------------------------
                                                                                     2000                1999
                                                                                 ------------         -----------
Revenue:
 Product....................................................................         $ 36,363            $ 67,105
 Commission and other.......................................................              365               1,117
                                                                                 ------------         -----------
Net revenue.................................................................           36,728              68,222

Operating costs and expenses:
 Media......................................................................            8,461              25,326
 Product and other direct...................................................           27,927              39,508
 Selling, general and administrative........................................            6,052               7,615
 Depreciation, amortization and non-cash compensation.......................            1,113               1,288
                                                                                 ------------         -----------
Total operating costs and expenses..........................................           43,553              73,737
                                                                                 ------------         -----------
Loss from operations                                                                   (6,825)             (5,515)
Other (income)/expenses:
 Loss on equity investment in BuyItNow.com, LLC.............................            4,606                   -
 Interest expense, net......................................................              514                 282
                                                                                 ------------         -----------
Loss before income taxes....................................................          (11,945)             (5,797)
 Income taxes...............................................................                -                  85
                                                                                 ------------         -----------
Net loss....................................................................         $(11,945)           $ (5,882)
                                                                                 ============         ===========
Net loss per common share - basic and diluted...............................         $  (0.29)           $  (0.22)
                                                                                 ============         ===========
Weighted average number of common shares outstanding -
 Basic and diluted..........................................................           42,634              32,003
                                                                                 ============         ===========

      See notes to unaudited condensed consolidated financial statements.

                                   e4L, Inc.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                (In thousands)

                                                                                    Three Months Ended June 30,
                                                                                    ---------------------------
                                                                                      2000              1999
                                                                                  -------------     -------------
Cash flows from operating activities:
Net loss.......................................................................      $  (11,945)         $ (5,882)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization...............................................             956             1,131
   Amortization of loan discount...............................................              64                 -
   Non-cash loss on equity investment in BuyItNow.com, LLC.....................             160                 -
   Non-cash compensation.......................................................             157               157
   Changes in operating assets and liabilities, net............................           3,473            (6,392)
   Other.......................................................................            (616)             (882)
                                                                                  -------------     -------------
Net cash used in operating activities..........................................          (7,751)          (11,868)

Cash flows from investing activities:
   Additions to property and equipment.........................................             (74)             (378)
                                                                                  -------------     -------------
Net cash used in investing activities..........................................             (74)             (378)

Cash flows from financing activities:

   Proceeds from long-term debt................................................          28,543            57,850
   Payments on long-term debt, notes payable and capital lease obligations.....         (23,690)          (52,785)
   Exercise of stock options and warrants......................................              40             1,499
                                                                                  -------------     -------------
Net cash provided by financing activities......................................           4,893             6,564

Effect of exchange rates on cash and cash equivalents..........................             963               (19)
                                                                                  -------------     -------------
      Net decrease in cash and cash equivalents................................          (1,969)           (5,701)
Cash and cash equivalents, beginning of period.................................           3,389             7,574
                                                                                  -------------     -------------
Cash and cash equivalents, end of period.......................................      $    1,420          $  1,873
                                                                                  =============     =============

       See notes to unaudited condensed consolidated financial statements
                                      e4L
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                 June 30, 2000

1.    Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements of e4L, Inc. and subsidiaries ("e4L") have been prepared in accordance with generally accepted accounting principles for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-
X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. In the opinion of e4L's management, all adjustments (consisting of normal, recurring items and accruals) considered necessary for a fair presentation have been included. Results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in e4L's annual report on Form 10-K for the year ended March 31, 2000.

          The balance sheet at March 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required under generally accepted accounting principles for complete financial statement presentation.

Impact of Recently Issued Accounting Pronouncements

          During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of derivatives are accounted for depending on the use of the derivative and whether the derivative qualifies for hedge accounting. SFAS No. 133, as amended by Statement of Financial Accounting Standards No. 137, is effective for financial statements for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material impact on the financial position or results of operations of e4L.

Reclassifications

          Certain prior year amounts have been reclassified to conform to the current year presentation.

2.    Per Share Amounts

          Net loss per share has been computed in accordance with FASB's Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). In computing per share amounts, accrued dividends and the effect of beneficial conversion features on preferred stock have been added or deducted from net loss to arrive at net loss applicable to common shareholders.

          The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

                                                                                Three Months Ended
                                                                                       June 30,
                                                                   --------------------------------------------
                                                                           2000                    1999
                                                                   ---------------------     ------------------
Net loss.........................................................     $   (11,945)             $   (5,882)
 Effect of beneficial conversion features and accrued
dividends on convertible preferred stock ........................            (400)                 (1,309)
                                                                   ---------------------     ------------------
Adjusted net loss-basic and diluted earnings per share...........     $   (12,345)             $   (7,191)
                                                                   =====================     ==================
Weighted average shares outstanding - basic and diluted                    42,634                  32,003
                                                                   =====================     ==================
Basic and diluted earnings per share (1) ........................     $    ( 0.29)             $    (0.22)
                                                                   =====================     ==================

(1) Preferred stock convertible into approximately 25.1 million and 30.4 million shares of common stock, and stock options and warrants to purchase common stock exercisable into approximately 17.1 million and 16.9 million shares of common stock have been excluded from the calculation of diluted loss per share for the three months ended June 30, 2000 and 1999, respectively, as the effect of such securities is anti-dilutive.

3.   Income Taxes

          e4L recorded income tax expense of $85,000 for the three months ended June 30, 1999, due to tax liabilities associated with its Austral-Asian operations. A valuation allowance has been provided for income tax benefits on United States and certain foreign losses and loss carryovers, and have been fully reserved until realized.

4.   Comprehensive Income

          Comprehensive income for the three month period ended June 30, 2000 and 1999 is as follows (in thousands):


                                                                                Three Months Ended
                                                                                       June 30,
                                                               --------------------------------------------------
                                                                           2000                    1999
                                                               ------------------------     ---------------------
Net Loss..................................................          $   (11,945)              $   (5,882)
 Foreign currency translation adjustments.................                 (563)                    (314)
                                                               ------------------------     ---------------------
Total comprehensive loss..................................          $   (12,508)              $   (6,196)
                                                               ========================     =====================

5.   Segment and Geographic Information

          e4L operates in one industry segment and is engaged in the direct marketing of consumer products principally through direct response television and electronic commerce. e4L evaluates performance and allocates resources based on several factors, of which the primary financial measure is "EBITDA," or earnings before interest, taxes, depreciation and amortization, non-cash compensation charges and other income (expense). e4L also excludes unusual charges and income (loss) on investment in computing EBITDA.

          Accounting policies of e4L's geographic business segments are the same as those described in the summary of significant accounting policies of the notes to e4L's audited financial statements included in its annual report on Form 10-K for the fiscal year ended March 31, 2000. Business segment assets consist of the owned assets used in each geographic area. The production and corporate components of EBITDA include the costs incurred to produce direct response television programming, costs of product development and general and administrative expense. EBITDA does not reflect an allocation of production or corporate costs to the geographic business segments, which is consistent with management's review of each segment's financial performance. Production and corporate assets primarily consist of property and equipment, and intangible assets.

          Information with respect to e4L's operations by geographic area, is set forth below (in thousands):


                                                                                Three Months Ended
                                                                                       June 30,
                                                               --------------------------------------------------
                                                                           2000                    1999
                                                               ------------------------     ---------------------
Net revenue:
United States..........................................               $   21,549              $   43,583
Europe.................................................                    2,850                   7,272
Austral-Asia...........................................                   12,324                  17,352
Production and corporate...............................                        5                      15
                                                               ------------------------     ---------------------
Total..................................................               $   36,728              $   68,222
                                                               ========================     =====================

                                                                                Three Months Ended
                                                                                       June 30,
                                                               --------------------------------------------------
                                                                           2000                    1999
                                                               ------------------------     ---------------------
EBITDA:
United States..........................................               $   (2,938)             $   (1,426)
Europe.................................................                   (1,523)                    224
Austral-Asia...........................................                      909                   1,798
Production and corporate...............................                   (2,160)                 (4,823)
                                                               ------------------------     ---------------------
Total..................................................               $   (5,712)             $   (4,227)
                                                               ========================     =====================

                                                                       June 30,                March 31,
                                                                         2000                     2000
                                                               ------------------------     ---------------------
Identifiable assets:
United States..........................................               $   30,801              $   35,908
Europe.................................................                    5,082                   4,702
Austral-Asia...........................................                   25,304                  26,192
Production and corporate...............................                    5,293                   7,110
                                                               ------------------------     ---------------------
Total..................................................               $   66,480              $   73,912
                                                               ========================     =====================

     The reconciliation of adjusted EBITDA to loss before income taxes is set forth below (in thousands):

                                                                                Three Months Ended
                                                                                       June 30,
                                                               --------------------------------------------------
                                                                           2000                    1999
                                                               ------------------------     ---------------------
Adjusted EBITDA...........................................           $    (5,712)             $   (4,227)
Less:
   Depreciation, amortization and non-cash compensation...                 1,113                   1,288
   Loss on equity investment in BuyItNow.com, LLC.........                 4,606                       -
   Interest expense, net..................................                   514                     282
                                                                -----------------------     ---------------------
   Loss before income taxes ..............................           $   (11,945)             $   (5,797)
                                                                =======================     =====================

6.   Investments

          On May 17, 2000, e4L acquired a fifty percent ownership interest in Promenade Membership Services, LLC ("Promenade") for consideration valued at $1.0 million in either cash, shares of e4L common stock, or shares of BuyItNow.com LLC, ("Buyitnow LLC") common units valued at $5.00 per share. The consideration is payable on or before May 17, 2001. Promenade markets discount membership buying services and clubs to consumers and businesses. In connection with the acquisition of Promenade, e4L acquired an option to purchase up to an additional thirty-five percent of the equity of Promenade for cash consideration equal to between $1.2 million and $1.9 million, depending upon the date such option is exercised.

          On June 7, 1999, e4L consummated a transaction with BuyItNow, Inc. ("Buyitnow") pursuant to which e4L and Buyitnow formed BuyItNow.com LLC ("Buyitnow LLC"). Buyitnow LLC was formed through the contribution by Buyitnow of substantially all of its assets and liabilities, and the contribution by e4L of, among other things, e4L's (i.) on-line business of "As Seen on TV" products, and (ii.) a commitment to promote Buyitnow LLC within e4L programs for a three year term. In addition, e4L issued 500,000 warrants to purchase e4L common stock to Buyitnow. The tangible assets and liabilities contributed by e4L to Buyitnow LLC were not material. On June 2, 2000, Buyitnow LLC consummated a transaction with pcWonders.com, Inc. ("pcWonders") pursuant to which Buyitnow LLC and pcWonders formed Buyitnow Incorporated ("BIN Inc.") through the contribution of substantially all of their respective assets and liabilities. Through its 41% equity ownership in Buyitnow LLC, e4L indirectly owns 28% of BIN Inc.

          e4L has accounted for its investment in Buyitnow LLC using the equity method, as this entity is not majority owned or controlled by e4L. During the three months ended June 30, 2000, e4L recorded a loss on its equity investment of approximately $4.6 million. Included in e4L's balance sheet at June 30, 2000 is a $1.1 million of accounts receivable from Buyitnow LLC, and a $0.1 million accounts receivable from Promenade.

          A summary of Buyitnow LLC and Promenade LLC's unaudited condensed consolidated financial information for the three months ended June 30, 2000 is as follows:

Condensed Consolidated Statement of Operations:


                                                                              Buyitnow LLC                  Promenade LLC
                                                                           ------------------              --------------
Operating data:
 Net revenue....................................................              $    13,975                   $   2,217
 EBITDA.........................................................              $   (14,140)                  $     116
 Net income (loss)..............................................              $   (28,419)                  $     110
Balance sheet information:
 Working capital................................................              $     4,188                   $    (744)
 Total assets...................................................              $    10,593                   $   1,122
 Members equity (deficit).......................................              $     7,774                   $    (677)

7.   Preferred Stock Outstanding

          The following table summarizes the issued and outstanding shares of Preferred Stock at:


                                                                               June 30,                    March 31,
                                                                                 2000                        2000
                                                                      ------------------------     ---------------------
               Series B Convertible Preferred Stock............                  5,000                       5,000
               Series D Convertible Preferred Stock............                 16,539                      16,779
               Series E Convertible Preferred Stock............                  7,741                       9,925
               Series F Convertible Preferred Stock............                  5,000                       5,000
               Series G Convertible Preferred Stock............                  5,000                       5,000
               Series H Convertible Preferred Stock............                  5,000                       5,000

8.   Commitment & Contingencies

Litigation

          In June, 2000, a proposed class action suit was filed in the United States District Court for the District of New Jersey alleging, among other things, that e4L and other named defendants engaged in unlawful price fixing with respect to the sale of the Ab Roller Plus product. e4L is vigorously contesting the action. At this time, e4L cannot predict the outcome of this matter.

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

     e4L's international business is subject to the laws and regulations of the United Kingdom, the European Union, Japan and the various other countries in which e4L sells products, including, but not limited to, consumer and health protection laws and regulations in these markets. If any significant actions were brought against e4L or any of its subsidiaries in connection with a breach of such laws or regulations, including the imposition of fines or other penalties, or against one of the entities through which e4L obtains a significant portion of its media, e4L could be materially and adversely affected. There can be no assurance that changes in the laws and regulations of any territory which forms a significant portion of e4L's market will not adversely affect e4L's business or results of operations.

     In June 2000, e4L received notice from the New York Stock Exchange ("NYSE") that it is considered "below criteria" with respect to its market capitalization and stockholders' equity in accordance with the NYSE's Listed Company Manual regarding continued listing criteria (the "Listing Criteria"). In accordance with the Listing Criteria, on July 29, 2000, e4L submitted a business plan to the NYSE, which demonstrates compliance with the $50.0 million minimum market capitalization and stockholders' equity requirement contained in the Listing Criteria within 18-months of submitting its plan. The business plan is currently being reviewed by the NYSE's Listing and Compliance Committee for final disposition, and will either accept or reject the plan. Furthermore, during August 2000, e4L received a notice from the NYSE that the trading price of its common stock on the NYSE fell below $1.00 per share over a 30-day trading period. In accordance with the Listing Criteria, e4L must raise its stock price above $1.00 per share within six months or as soon as possible thereafter in the event a shareholder meeting is required to effect such increase. If e4L's common stock were delisted from trading on the NYSE, it would have adverse effects on e4L and its stockholders. See also, "Factors That May Effect Future Performance."

     During July 1998, in accordance with applicable regulations, e4L notified the CPSP of a problem that was occurring with respect to its Red Devil Grill product. At the time, e4L proposed, and the CPSC accepted, fixing the affected part and other modifications. During February 1999 and October 1999, the CPSC requested additional information, to which e4L responded. The CPSC reviewed the additional information, and during August 2000 made a preliminary determination that the Red Devil product "makes a substantial product hazard." Accordingly, the CPSC has requested that voluntary corrective action be undertaken by e4L to, among other things, notify consumers about the Red Devil product problem, recall and replace the product's plastic locking mechanism and venturi tube components, and establish a reimbursement plan to encourage action to recall this product. In addition, the CPSC has notified e4L that civil penalties should be assessed against it for purportedly failing to timely notify the CPSC about the product defects. e4L is vigorously contesting this action. However, because of uncertainties inherent in this process e4L cannot predict the outcome of this matter at this time. As a result, no amounts have been recorded in anticipation of any loss as a result of this contingency. However, in the event the CPSC prevails on its claim and forces e4L into a recall of the Red Devil product and assesses civil penalties against e4L, management of e4L presently cannot predict whether the outcome of this matter will have a material adverse impact on e4L's financial condition or results of operations.

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

9. Potential Funding Commitment

     On July 10, 2000, e4L executed a non-binding letter of intent pursuant to which it received a commitment for $10 million of funding from Graybox, LLC, a Los Angeles-based interactive technology and marketing venture capital fund. Closing of the funding is subject to normal closing conditions, including completion of definitive documentation and due diligence.

                      CERTAIN FORWARD-LOOKING STATEMENTS

This Report contains certain "forward-looking" statements regarding potential future events and developments affecting the business of e4L. Such statements relate to, among other things, (i.) future operations of e4L; (ii.) the development of new products, product sales and media, including sales via electronic commerce; (iii.) competition for customers of e4L's products and membership services; (iv.) the uncertainty of developing or obtaining rights to new products that will be accepted by consumers; (v.) the timing of the introduction of new products into the market; (vi.) the limited market life of e4L's products; and (vii.) other statements about e4L or the direct response television, membership services or electronic commerce industries.

Forward-looking statements may be indicated by the words "expects," "estimates," "anticipates," "intends," "predicts," "believes" or other similar expressions. Forward-looking statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of e4L and its board of directors and officers with respect to various aspects of e4L and its business. e4L's ability to predict results or the effect of any events on e4L's operating results is inherently subject to various risks and uncertainties, including the risks attendant to competition for products, customers and media access; the risks of doing business outside of the United States; the uncertainty of developing or obtaining rights to new products that will be accepted by the market; the limited market life of e4L's products; and the effects of government regulation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     e4L is engaged in the direct marketing of consumer products, primarily through direct response television programming (also known as "infomercials"), wholesale/retail distribution and electronic commerce on a global basis and the marketing of membership services through its 50% owned subsidiary, Promenade. In the United States, e4L has historically been dependent on a limited number of successful products to generate a significant portion of its net revenue. e4L's current strategies attempt to reduce the risk associated with relying on a limited number of successful products for a disproportionate amount of its revenue, expand e4L's leverage of its media expenditures to generate incremental revenue, and tailor e4L's operations to more efficiently deal with the cyclical nature of e4L's business.

     The principal components of e4L's strategies include the expansion of its wholesale/retail distribution, continuity, electronic commerce and membership services businesses. e4L attempts to accomplish this by leveraging its substantial media expenditures, first the United States and then internationally (i.e., using its media primarily as an advertising vehicle to build brand awareness). This strategy encompasses the more effective utilization and leveraging of its global marketing presence and media access, the continued development and marketing of innovative products to enhance its existing programs, the increased emphasis on developing other means of revenue generation such as through membership services, as well as wholesale/retail distribution of products, expanded up-sell programs, continuity programs and customer database rental. e4L's direct response television programming is viewed as a vehicle to generate a customer base which it attempts to utilize in various other revenue generating initiatives as opposed to the television direct response sale historically being the end result or merely a one-time sale.

     International expansion has resulted in approximately 41.3% of e4L's revenue being generated outside of the United States for the three months ended June 30, 2000. e4L takes advantage of product awareness created by its television direct response programming and also extends the sales life of its products through alternative distribution channels. These channels include wholesale/retail arrangements, continuity sales programs, outbound telemarketing and Internet marketing, among others.

     e4L's revenue varies throughout the year. e4L's revenue has historically been highest in its third and fourth fiscal quarters and lower in its first and second fiscal quarters due to fluctuations in the number of television viewers. These seasonal trends have been and may continue to be affected by the timing and success of new product offerings.

     In the discussion and analysis that follows, e4L discusses its "EBITDA" and "EBITDA Margin." EBITDA consists of net income before interest, provision for income taxes, depreciation and amortization, non-cash compensation and other income or expense. EBITDA Margin represents EBITDA as a percentage of net revenue. EBITDA does not represent cash flows as defined by generally accepted accounting principles and does not necessarily indicate that cash flows are sufficient to fund all of e4L's liquidity requirements. EBITDA should not be considered in isolation or as a substitute for net income, cash from operating activities or other measures of liquidity determined in accordance with generally accepted accounting principles. e4L believes that EBITDA is a measure of financial performance widely used within its industry, and is useful to investors as a measure of e4L's financial performance.

Results of Operations

     The following table sets forth operating data of e4L as a percentage of net revenue for the periods indicated below.

                                                                      Three Months Ended
                                                                           June 30,
                                                                  --------------------------
                                                                     2000            1999
                                                                  --------------------------
Net revenue.....................................................    100.0%          100.0%
Operating costs and expenses:
  Media.........................................................     23.0            37.1
  Product and other direct......................................     76.1            57.9
  Selling, general and administrative...........................     16.5            11.2
  Depreciation, amortization and non-cash compensation..........      3.0             1.9
                                                                  -------         -------
  Total operating costs and expenses............................    118.6           108.1
                                                                  -------         -------
Loss from operations............................................    (18.6)           (8.1)
Other (income)/expenses:
  Loss on equity investment in Buyitnow.com LLC.................     12.5               -
  Interest expense..............................................      1.4             0.4
                                                                  -------         -------
Loss before income taxes........................................    (32.5)           (8.5)
  Income taxes..................................................        -             0.1
                                                                  -------         -------
Net loss........................................................    (32.5%)          (8.6%)
                                                                  -------         -------

Three Months Ended June 30, 2000 As Compared to Three Months Ended June 30, 1999
--------------------------------------------------------------------------------

     Net revenue was $36.7 million for the three months ended June 30, 2000 as compared to $68.2 million for the three months ended June 30, 1999, a decrease of $31.5 million or 46.2%.

     Net revenue in the United States for the three months June 30, 2000 was $21.6 million as compared to $43.6 million for the three months ended June 30, 1999, a decrease of $22.0 million or 50.6%. The decrease was primarily attributable to working capital constraints, which resulted in lower media expenditures, and fewer new programs and product offerings "rolled-out" during the current period.

     International net revenue for the three months ended June 30, 2000 was $15.1 million as compared to $24.6 million for the three months ended June 30, 1999, a decrease of $9.5 million or 38.4%. The decrease was attributable to a combination of, among other things, fewer new products, reduced media expenditures in Europe resulting from the loss of two media contracts and working capital constraints, and adverse economic conditions in Australia.

     e4L's sales return rate was 15.6% and 17.3% for each of the three month periods ended June 30, 2000 and 1999, respectively. This decreased overall return rate was attributable to an increase in wholesale/retail sales in both the United States and the Austral-Asia region as a percentage of total sales.

Operating Costs and Expenses

     Total operating costs and expenses were $43.6 million for the three months ended June 30, 2000 as compared to $73.7 million for the three months ended June 30, 1999, a decrease of $30.1 million or 40.9%. The fiscal year 2001 decrease was primarily attributable to the decrease in net revenue of 46.2%, a reduction in media spending and a decrease in selling, general and administrative expenses. The decrease in operating costs is more fully described below.

Media

     Media purchases were $8.5 million for the three months ended June 30, 2000 as compared to $25.3 million for the three months ended June 30, 1999, a decrease of $16.8 million or 66.6%. e4L's worldwide ratio of media purchases to net revenue decreased to 23.0% for the three months ended June 30, 2000 as compared to 37.1% for the three months ended June 30, 1999. The decrease in media purchases as a percentage of net revenue was attributable to the allocation of approximately $4.4 million in United States media costs to Buyitnow LLC, which costs are recorded as a loss on investment. In addition, e4L's wholesale/retail revenue which carries no direct media costs, have increased in both the United States and the Austral-Asian region.

Product and Other Direct Costs

     Product and other direct costs consist of the cost of inventory and materials, freight, television program production, commission and royalties, order fulfillment, in-bound telemarketing, credit card authorization and processing and warehousing. Product and other direct costs were $27.9 million for the three months ended June 30, 2000 as compared to $39.5 million for the three months ended June 30, 1999, a decrease of $11.6 million or 29.3%. The decrease was primarily attributable to the decrease in net revenue. As a percentage of net revenue, product and other direct costs were 76.0% for the three months ended June 30, 2000 as compared to 57.9% for the three months ended June 30, 1999. The increase as a percentage of net revenue was attributable to a change in product mix, and the effect of the reduced sales volume in relation to certain fixed and semi-variable costs of fulfillment and in-bound telemarketing.

Selling, General and Administrative

     Selling, general and administrative expense was $6.1 million for the three months ended June 30, 2000 as compared to $7.6 million for the three months ended June 30, 1999, a decrease of $1.5 million or 20.5%. The decrease in selling, general and administrative expense was attributable to e4L's continued cost reduction efforts. Selling, general and administrative expense as a percentage of net revenue increased to 16.5% for the three months ended June 30, 2000 from 11.2% for the three months ended June 30, 1999, principally attributable to the effects of certain fixed costs in relation to the 46.2% decrease in net revenue.

Depreciation, Amortization and Non-cash Compensation

     Depreciation, amortization and non-cash compensation were $1.1 million for the three months ended June 30, 2000 as compared to $1.3 million for the three months ended June 30, 1999, a decrease of $0.2 million, or 13.6%. The decrease in depreciation and amortization was attributable to the write-off of goodwill and other intellectual properties associated with the Direct America and "Flying Lure" businesses during fiscal year 2000, which reduced amortization expense.

Loss on Equity Investments in BuyItNow.com, LLC

     During the three months ended June 30, 2000, e4L recorded a loss on its equity investment in Buyitnow LLC of $4.6 million. Because Buyitnow LLC is not majority owned or controlled by e4L, e4L has accounted for its investment in Buyitnow LLC under the equity method. The loss represents the write-down of e4L's investment in Buyitnow LLC using the equity method of accounting.

Interest Expense

     Interest expense was $0.5 million for the three months ended June 30, 2000, as compared to $0.3 million for the three months ended June 30, 1999, an increase of $0.2 million or 82.3%. This increase was attributable to an increase in e4L's average interest rate from 9.4% for the three months ended June 30, 1999, to 16.8% for the three months ended June 30, 2000.

Income Taxes

     e4L recorded income tax expense of $85,000 for the three months ended June 30, 1999 attributable to its Austral-Asian operations. Income tax benefits have not been recorded during either of the three month periods ended June 30, 2000 and 1999 with respect to United States and certain foreign losses, and such benefits have been fully reserved for. These benefits will be recorded when realized, reducing the effective tax rate on future United States and certain foreign earnings, if any.

Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) Deficit

     EBITDA Deficit was ($5.7) million for the three months ended June 30, 2000 as compared to an EBITDA Deficit of ($4.2) million for the three months ended June 30, 1999, an increase in the deficit of $1.5 million or

35.1%. EBITDA deficit margin was (15.6%) and (6.2%) during the three month periods ended June 30, 2000 and 1999, respectively.

Net Loss

     e4L incurred a net loss of $11.9 million for the three months ended June 30, 2000, as compared to a net loss of $5.9 million for the three months ended June 30, 1999.

Liquidity and Capital Resources

     e4L's working capital was $2.5 million at June 30, 2000 as compared to $14.3 million at March 31, 2000, a decrease of $11.8 million. Operating activities for the three months ended June 30, 2000 resulted in a use of cash of $7.8 million. e4L's cash flow from operations during the three months ended June 30, 2000 was adversely impacted by the net loss of approximately $11.9 million.

     Consolidated accounts receivable decreased by $0.8 million, or 4.0%, primarily due to a decrease in United States accounts receivables of $1.6 million and an increase in European accounts receivable of $0.9 million. United States accounts receivable decreased due to lower sales volume. Consolidated inventories decreased $5.9 million or 32.0%. This decrease was attributable to a $4.8 million decrease in United States inventory resulting from the liquidation of slow moving inventory through wholesale distribution channels.

     During June 2000, e4L's European subsidiary, Quantum International Limited, subleased a satellite transponder. The sublease commenced on August 1, 2000 with annual payments of 3.0 million Euros ($2.9 million as of June 30, 2000) during the first year, and 3.4 million Euros ($3.2 million as of June 30, 2000) each year thereafter through March 30, 2010.

     On July 10, 2000, e4L executed a non-binding letter of intent pursuant to which it received a commitment for $10 million from Graybox, LLC, a Los Angeles-based venture capital fund. Closing of the funding is subject to normal closing conditions, including completion of definitive documentation and due diligence.

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

       At June 30, 2000, e4L had $9.2 million in total availability under its term loan and senior credit facility, of which $8.9 million was outstanding as principal borrowings and there were no outstanding letters of credit. In addition, $5.0 million of principal under the Term Loan was outstanding at June 30, 2000. e4L is currently in default with regard to one of its loan covenants contained in the Credit Agreement and Term Loan. Discussions with e4L's senior lender are ongoing with respect to a waiver of this covenant, however, in these circumstances, the senior lender may take action to accelerate the repayment of outstanding loans.

     e4L's foreign revenue is subject to currency exchange risk. To the extent e4L incurs expenses (e.g. order fulfillment and media costs) in local currencies that are based upon locally denominated sales volume, this exposure is reduced significantly. e4L monitors exchange rate and/or forward contracts when appropriate and, depending upon market and other conditions, may attempt to hedge its currency risk. During the quarter ended June 30, 2000 e4L entered into forward contracts to hedge its Japanese Yen position resulting in an immaterial loss. At June 30, 2000, e4L has no outstanding forward contracts to hedge its Japanese Yen position or any other foreign currencies. In the long term, e4L has the ability to change prices to a certain extent in order to react to major currency fluctuations; which may reduce a portion of the risk associated with local currency fluctuations. However, significant currency devaluation and economic downturn in certain foreign regions may have an adverse impact on e4L's operating results and cash flows in fiscal year 2001. Currently, e4L's major foreign currencies are the European Economic Union's Euro, German Deutsche Mark, Japanese Yen, Australian Dollar and New Zealand Dollar, each of which has been subject to recent fluctuations.

     e4L's cash position continues to be pressured by the losses incurred during each of its prior four fiscal years ended March 31, and during the current quarter ended June 30, 2000. In order to improve e4L's liquidity position, e4L needs to continue to implement certain plans and actions necessary to return its business to profitability, including the introduction of successful new products, the deployment of wholesale/retail and electronic commerce strategies, and the ability to successfully leverage its media. No assurances can be given that any of the actions will be successful. e4L's auditors have qualified their opinion with respect to e4L's March 31, 2000 financial statements citing "going-concern" issues. e4L's ability to continue as a going concern is dependent upon its ability to implement its business plan and strategies, and return itself to profitability. In order to fund its current working capital requirements, e4L will have to obtain additional debt or equity financing. No assurances can be given that e4L will be able to obtain such financing or that such financing will be sufficient to fund e4L's working capital needs.

Year 2000 Implications

     Year 2000 remediation activities were successfully completed prior to December 31, 1999 with minimal disruption, and as of July 31, 2000, no material issues have surfaced in any of e4L's critical business systems, operations or third party relationships. While e4L does not expect further Year 2000 issues to arise, efforts to monitor critical systems and major vendors through normal operational and support processes will continue. e4L does not expect to incur any additional costs associated with the Year 2000 issue.

Factors That May Affect Future Performance

e4L Has Historically Suffered Losses Which Have Adversely Affected Cash Flow; Going Concern

     e4L incurred significant losses in four of its last five fiscal years. e4L reported a net loss of approximately $35.9 million for fiscal year March 31, 2000 and $11.9 million for the quarter ended June 30, 2000. Because of e4L's historical financial condition as well as other unfavorable conditions, e4L's independent auditors stated in their report dated June 26, 2000, that substantial doubt exists as to e4L's ability to continue as a going concern. e4L has developed a business plan and has begun implementing new strategies designed to increase net revenue, reduce costs and return it to profitability. If the business plan does not adequately address the circumstances and situations which resulted in e4L's historic poor performance, e4L would be required to seek alternative forms of financing, the availability of which is uncertain, or be forced to go out of business. No assurances can be given that e4L will be able to obtain such financing or that such financing will be sufficient to fund e4L's working capital needs.

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

     e4L's historical operating results were primarily caused by delays in product introductions, lack of successful products, failure to adequately leverage its global spending and deteriorating economic conditions in the Austral-Asian markets. More recently working capital constraints have resulted in reduced media availability and limited new product offerings which have negatively affected e4L's operating results. e4L actively seeks out new products, new sources of products and alternative distribution channels, including wholesale/retail and the Internet. e4L cannot be certain that inventors and product manufacturers will select it to market their products. Significant delays in product introductions or a lack of successful products could prevent e4L from selling adequate amounts of its products and otherwise have a negative effect on e4L's business.

e4L Depends Upon Foreign Sales For Revenue, Which Expose e4L to Additional Risks

     e4L markets products to consumers all over the world. In recent years, e4L has derived approximately forty percent of its net revenue from sales to customers outside the United States. e4L's largest international markets are Europe and Asia, primarily Japan, Australia and New Zealand (e.g., Austral-
Asia). The economic environment in the Austral-Asian region has in the past had an adverse effect on e4L.

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

e4L Depends on The Introduction of  Successful New Products to be Profitable

     e4L is dependent on its ongoing ability to introduce successful new products to supplement or replace existing products as they mature through their product life cycles. e4L's three to five most successful products each year typically account for a substantial portion of e4L's annual net revenue. Generally, e4L's successful products change from year to year. Accordingly, e4L's future results of operations depend on its ability to introduce successful products consistently and to capture the full revenue potential of each product at all stages of consumer marketing and distribution channels during the product's life cycle.

     In addition to a supply of successful new products, e4L's revenue and results of operations depend on a positive customer response to its direct response television programming, and the effective management of product inventory and media time. Consumer response to e4L's programming depends on many variables, including the appeal of the products being marketed, the effectiveness of the direct response program, the availability of competing products and the timing and frequency of program airings. No assurances can be given that e4L's programming will receive market acceptance.

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

     Substantially all of e4L's products are manufactured by other domestic and foreign companies. In addition, e4L utilizes other companies to fulfill orders placed for e4L's products and to provide telemarketing services. If e4L's suppliers are unable, either temporarily or permanently, to deliver products to e4L in time to fulfill sales orders, it could have a negative effect on e4L's results of operations. Moreover, because the time from the initial approval of a product by e4L's product development department until the first sale of a product must be short, e4L must be able to cause its product manufacturers to quickly produce high-quality, reasonably priced products for e4L to sell. However, because e4L's primary product manufacturers are foreign companies, which require longer lead times for products, any delay in production or delivery would adversely affect sales of the product and e4L's results of operations. In addition, use of foreign manufacturers further exposes e4L to the general risks of doing business abroad.

e4L Must Be Able to Acquire and Effectively Use Media Time to Sell Products and Build Brand Awareness

     e4L must have access to media time to broadcast its direct response television programming on cable and broadcast networks, network affiliates and local stations. e4L purchases a significant amount of media time from cable television and satellite networks, which assemble programming for transmission to cable system operators. If demand for airtime increases, cable system operators and broadcasters may limit the amount of time available for these broadcasts. Larger multiple cable system operators also sell 'dark' time, (i.e., the hours during which a network does not broadcast its own programming) to third parties which may cause prices for such media to rise. Significant increases in the cost of media time or significant decreases in e4L's access to media could negatively impact e4L. In addition, periodic world events may limit e4L's access to air time and reduce the number of persons viewing e4L's direct response programming in one or more markets, which would negatively impact e4L for these periods.

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

     In June 2000, e4L received a notice from the NYSE that it is considered "below criteria" with respect to its market capitalization and stockholders' equity in accordance with the Listing Criteria. In accordance with the Listing Criteria, on July 29, 2000, e4L submitted a business plan to the NYSE, which demonstrates compliance with the $50.0 million minimum market capitalization and stockholders' equity requirement contained in the Listing Criteria within 18 months of submitting its plan. The business plan is currently being reviewed by the NYSE's

Listing and Compliance Committee for final disposition, and the NYSE will either accept or reject the plan. Furthermore, during August 2000, e4L received a notice from the NYSE that the trading price of e4L's common stock on the NYSE fell below $1.00 per share over a 30-day trading period. In accordance with the Listing Criteria, e4L must raise its stock price above $1.00 per share within six months or as soon as possible thereafter in the event a shareholder meeting is required to effect such increase. If e4L's common stock were delisted from trading on the NYSE, it would have severe negative effects on e4L and its stockholders.

     During July 1998, in accordance with applicable regulations, e4L notified the CPSP of a problem that was occurring with respect to its Red Devil Grill product. At the time, e4L proposed, and the CPSC accepted, fixing the affected part and other modifications. During February 1999 and October 1999, the CPSC requested additional information, to which e4L responded. The CPSC reviewed the additional information, and during August 2000 made a preliminary determination that the Red Devil product "makes a substantial product hazard." Accordingly, the CPSC has requested that voluntary corrective action be undertaken by e4L to, among other things, notify consumers about the Red Devil product problem, recall and replace the product's plastic locking mechanism and venturi tube components, and establish a reimbursement plan to encourage action to recall this product. In addition, the CPSC has notified e4L that civil penalties should be assessed against it for purportedly failing to timely notify the CPSC about the product defects. e4L is vigorously contesting this action. However, because of uncertainties inherent in this process e4L cannot predict the outcome of this matter at this time. As a result, no amounts have been recorded in anticipation of any loss as a result of this contingency. However, in the event the CPSC prevails on its claim and forces e4L into a recall of the Red Devil product and assesses civil penalties against e4L, management of e4L presently cannot predict whether the outcome of this matter will have a material adverse impact on e4L's financial condition or results of operations.

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

     e4L's revenue varies throughout the year. e4L's revenue have historically been highest in its third and fourth fiscal quarters and lower in its first and second fiscal quarters due to fluctuations in the number of television viewers. These seasonal trends have been and may continue to be affected by the timing and success of new product offerings.

e4L's Stock Price May Be Adversely Affected By Sales Of Shares of Common Stock Underlying its Convertible Securities

     Sales of a substantial number of shares of e4L's common stock in the public market could adversely affect the market price of e4L's common stock outstanding. As of July 31, 2000, there are approximately 44.5 million shares of e4L common stock issued and outstanding, nearly all of which are freely tradable. In addition, approximately 42.6 million shares of e4L common stock are currently reserved for issuance upon the exercise of outstanding options and warrants and the conversion of convertible preferred stock. For example, approximately 15.4 million shares of common stock may be issued to holders of e4L's Series D Convertible Preferred Stock (based on a conversion price of $1.073125 per share) and approximately 5.2 million shares of common stock may be issued to holders of e4L's Series E Convertible Preferred Stock (based on a conversion price of $1.50 per share and not including any shares of e4L common stock that are issuable to holders of Series E Convertible Preferred Stock in satisfaction of the one-year 4% premium payable upon conversion).

     In addition, shares of Series G Convertible Preferred Stock and Series H Convertible Preferred Stock are convertible into shares of common stock at an initial conversion price equal to $2.9575 per share. Based on this initial conversion price of $2.9575 per share, the Series G Convertible Preferred Stock and Series H Convertible Preferred Stock, which has an aggregate stated value of $10 million, would be convertible into approximately 3.4 million shares of common stock. Beginning on December 21, 2000 (and on each six-month anniversary thereafter), the conversion price will be reset to the lesser of (i) $2.9575 per share or (ii) the average of the ten lowest trade prices on each of ten trading days on which the lowest trade prices occurred out of the 20 trading days immediately preceding a reset date. For example, if this average trading price equaled $1.00 per share, the Series G Convertible Preferred Stock and Series H Convertible Preferred Stock would be convertible into 10.0 million shares of e4L common stock (excluding conversion of unpaid dividends). Furthermore, in recent months the price of e4L's common stock has traded below the initial conversion price of $2.9575 per share, and more recently below $1.00 per share. In the event holders of the Series G and Series H preferred stock seek to convert their shares in such quantities that causes e4L to issue new shares of its common stock equal to 20% or more of its outstanding shares, e4L would need to seek shareholder approval. In the event shareholder approval is not obtained, the holders of the Series G and Series H preferred stock could require that e4L redeem in cash all or a portion of their then outstanding shares.

Part II. Other Information

Item 1.  Legal Proceedings

         The information contained in Note 8, "Commitments and Contingencies," to the unaudited Condensed Consolidated Financial Statements in Part I of this report is incorporated herein by reference. All of the matters referred to in
Note 8 have, where applicable, been the subject of disclosure in e4L's previously filed reports on Form 10-Q and/or Form 10-K.

Item 6.  Exhibits and Reports on Form 8-K

         (a) The following exhibits are included herein or incorporated by reference herein:

Exhibit 27 - Financial Data Schedule

         (b) e4L filed the following Current Report on Form 8-K during the three month period ended June 30, 2000:

         e4L filed a Current Report on Form 8-K dated May 18, 2000 reporting under Item 5, that e4L had acquired a 50% interest in Promenade Membership Services, LLC, a provider of discount membership shopping clubs and services to consumers and businesses.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     e4L, Inc.


Date: August 18, 2000                /s/ Stephen C. Lehman
                                     -------------------------------------------
                                         Stephen C. Lehman
                                         Chairman of the Board of Directors and
                                         Chief Executive Officer

Date: August 18, 2000                /s/ Daniel M. Yukelson
                                     -------------------------------------------
                                         Daniel M. Yukelson
                                         Executive Vice President/Finance and
                                         Chief Financial Officer, and Secretary
                                         (Principal Accounting Officer)