Form 10-Q
period 2000-09-30
E4L INC
filed 2000-11-17
CIK 70412

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 2000

                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________to____________.


                         Commission file number 1-6715


                                   e4L, Inc.
           --------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


             Delaware                                    13-2658741
--------------------------------------------------------------------------------
(State or Jurisdiction of Incorporation or  (I.R.S. Employer Identification No.)
          Organization)


                     15821 Ventura Boulevard, 5/th/ Floor
                         Los Angeles, California 91436
            ------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

Yes  [X]     No  [_]

     On October 20, 2000, e4L, Inc.'s ("e4L") wholly-owned United States subsidiary, Quantum North America, Inc. (d/b/a, e4L North America) ("QNA") filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. QNA's Chapter 11 bankruptcy is proceeding as Case No. SV00-19482-GM. On October 20, 2000, e4L's wholly-owned United Kingdom subsidiary, Quantum International Limited ("QIL") filed a petition in the High Court of Justice, Chancery Division Companies Court in the United Kingdom seeking a grant of an administrative order. As a result, QIL is operating under administration, whereby an administrator has been retained by QIL for the purpose of either reorganizing or liquidating QIL's business for the benefit of creditors similar to a Chapter 11 proceeding in the United States.

     At November 1, 2000 there were 45,707,340 issued and outstanding shares of registrant's common stock, par value $.01 per share, net of 855,208 shares of common stock held in treasury.

                                   e4L, Inc.
                                   ---------

                                     INDEX
                                     -----

                                                                                                              Page
                                                                                                              ----
Facing Sheet..............................................................................................     1

Index.....................................................................................................     3

Part I.  Financial Information

         Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets at September 30, 2000 and March 31, 2000..........     4

                  Condensed Consolidated Statements of Operations for the
                   three months ended September 30, 2000 and 1999.........................................     5

                  Condensed Consolidated Statements of Operations for the
                   six months ended September 30, 2000 and 1999...........................................     6

                  Condensed Consolidated Statements of Cash Flows for the
                   three and six months ended September 30, 2000 and 1999.................................     7

                  Notes to Unaudited Condensed Consolidated Financial Statements..........................     8

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........................................    16

Part II. Other Information

         Item 1.  Legal Proceedings.......................................................................    28

         Item 6.  Exhibits and Reports on Form 8-K........................................................    28

Signatures................................................................................................    29

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

                                   e4L, Inc.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and per share amounts)

                                                                                             September 30,      March 31,
                                                                                                 2000             2000
                                                                                           ---------------   -------------
                                 ASSETS                                                      (Unaudited)       (See Note 1)
                                 ------

Current assets:
  Cash and cash equivalents............................................................    $       1,126     $       1,087
  Restricted cash......................................................................            1,993             1,538
  Accounts receivable, net.............................................................           10,807            18,036
  Due from affiliate, net..............................................................                -             2,221
  Inventories, net.....................................................................            6,960            18,588
  Prepaid media........................................................................              279             1,370
  Deferred costs.......................................................................                -             2,802
  Prepaid expenses and other current assets............................................              925             3,418
  Deferred income taxes................................................................            3,334             3,334
                                                                                           -------------     -------------
    Total current assets...............................................................           25,424            52,394

Property and equipment, net............................................................            1,455             5,763
Excess of cost over net assets of acquired businesses and
  other intangible assets, net.........................................................            9,049            12,595
Other assets...........................................................................              487               858
                                                                                           -------------     -------------
  Total assets.........................................................................    $      36,415     $      71,610
                                                                                           =============     =============

                       LIABILITIES AND SHAREHOLDERS' EQUITY
                       ------------------------------------
Current liabilities:
  Accounts payable.....................................................................    $       5,445     $      17,527
  Accrued expenses.....................................................................           12,081            13,092
  Deferred revenue.....................................................................              241               795
  Due to officer.......................................................................                -               256
  Income taxes payable.................................................................            1,388               324
  Deferred income taxes................................................................              915               915
  Current portion of long-term debt and capital lease obligations......................              122             5,180
                                                                                           -------------     -------------
    Total current liabilities..........................................................           20,192            38,089

Pre-petition liabilities subject to compromise.........................................           43,930                 -
Long-term debt and capital lease obligations...........................................                -             3,611
Deferred income taxes..................................................................            2,419             2,419
Other liabilities......................................................................            1,392             8,942

Shareholders' equity:
  Preferred stock $0.01 par value; authorized 10,000,000 shares (Note 7)...............                1                 1

Common stock, $0.01 par value; authorized 150,000,000 shares; issued
 46,562,548 and 42,241,135 shares, at September 30, and March 31, 2000,
  respectively.........................................................................              466               422
    Additional paid-in capital.........................................................          200,131           199,982


  Retained deficit.....................................................................         (214,844)         (165,397)
                                                                                           -------------     -------------
                                                                                                 (14,246)           35,008
    Treasury stock, 855,208 shares, at cost at September 30, and March 31, 2000........           (6,557)           (6,557)
    Foreign currency translation adjustment............................................          (10,715)           (9,902)
                                                                                           -------------     -------------
      Total shareholders' equity.......................................................          (31,518)           18,549
                                                                                           -------------     -------------
      Total liabilities and shareholders' equity.......................................    $      36,415     $      71,610
                                                                                           =============     =============

      See notes to unaudited condensed consolidated financial statements.

                                   e4L, Inc.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                   (In thousands, except per share amounts)

                                                                                    Three Months Ended September 30,
                                                                                   ----------------------------------
                                                                                        2000               1999
                                                                                   -----------------   --------------
Revenue:
 Product.....................................................................       $    20,767         $     71,075
 Commission and other........................................................               375                2,515
                                                                                    -----------         ------------
Net revenue..................................................................            21,142               73,590
Operating costs and expenses:
 Media.......................................................................            12,596               24,699
 Product and other direct....................................................            20,821               42,903
 Selling, general and administrative.........................................             5,136                7,852
 Depreciation, amortization and non-cash compensation........................             1,154                1,302
 Unusual Items...............................................................            18,128                    -
                                                                                    -----------         ------------
Total operating costs and expenses...........................................            57,835               76,756
                                                                                    -----------         ------------
Loss from operations                                                                    (36,693)              (3,166)
Other (income)/expenses:
 Loss on equity investment in BuyItNow.com, LLC..............................               175                1,173
 Interest expense, net.......................................................               634                  432
                                                                                    -----------         ------------
Loss before income taxes.....................................................           (37,502)              (4,771)
 Income taxes................................................................                 -                   85
                                                                                    -----------         ------------
Net loss.....................................................................       $   (37,502)        $     (4,856)
                                                                                    ===========         ============
Net loss per common share - basic and diluted................................       $     (0.86)        $      (0.19)
                                                                                    ===========         ============
Weighted average number of common shares outstanding -
 Basic and diluted...........................................................            44,189               32,677
                                                                                    ===========         ============

      See notes to unaudited condensed consolidated financial statements.

                                   e4L, Inc.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                   (In thousands, except per share amounts)

                                                                                       Six Months Ended September 30,
                                                                                    -----------------------------------
                                                                                           2000               1999
                                                                                    -----------------    --------------
Revenue:
 Product...................................................................          $       57,130       $    138,180
 Commission and other......................................................                     740              3,632
Net revenue................................................................                  57,870            141,812
                                                                                     --------------       ------------
Operating costs and expenses:
 Media.....................................................................                  21,057             50,025
 Product and other direct..................................................                  48,748             82,411
 Selling, general and administrative.......................................                  11,188             15,467
 Depreciation, amortization and non-cash compensation......................                   2,267              2,590
 Unusual Items.............................................................                  18,128                  -
                                                                                     --------------       ------------
Total operating costs and expenses.........................................                 101,388            150,493
                                                                                     --------------       ------------
Loss from operations                                                                        (43,518)            (8,681)
Other (income)/expenses:
   Loss on equity investment in BuyItNow.com, LLC..........................                   4,781              1,173
   Interest expense, net...................................................                   1,148                714
                                                                                     --------------       ------------
Loss before income taxes...................................................                 (49,447)           (10,568)
   Income taxes............................................................                       -                170
                                                                                     --------------       ------------
Net loss...................................................................          $      (49,447)      $    (10,738)
                                                                                     ==============       ============
Net loss per common share - basic and diluted..............................          $        (1.16)      $     ( 0.42)
                                                                                     ==============       ============
Weighted average number of common shares outstanding -
  Basic and diluted........................................................                  43,411             32,340
                                                                                     ==============       ============

      See notes to unaudited condensed consolidated financial statements.

                                   e4L, Inc.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                (In thousands)


                                                                                            Six Months Ended September 30,
                                                                                            -----------------------------
                                                                                                2000              1999
                                                                                            -------------    -------------
Cash flows from operating activities:
Net loss................................................................................     $   (49,447)     $   (10,738)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization......................................................           1,955            2,276
     Non-cash loss on equity investment in BuyItNow.com, LLC............................             320              650
     Write-off of impaired goodwill.....................................................           3,159                -
     Write-off of fixed assets..........................................................           2,659                -
     Non-cash compensation..............................................................             313              314
     Changes in operating assets and liabilities, net...................................          13,536           (9,098)
     Other..............................................................................          24,269           (1,367)
                                                                                             -----------      -----------
Net cash used in operating activities...................................................          (3,089)         (17,963)

Cash flows from investing activities:
     Additions to property and equipment................................................            (108)            (502)
                                                                                             -----------      -----------
Net cash used in investing activities...................................................            (108)            (502)
Cash flows from financing activities:
 Proceeds from long-term debt...........................................................          41,046          111,947
 Payments on long-term debt, notes payable and capital lease obligations................         (37,851)        (103,245)
 Net proceeds from issuance of preferred stock..........................................               -            4,519
 Exercise of stock options and warrants.................................................               -            1,939
                                                                                             -----------      -----------
Net cash provided by financing activities...............................................           3,195           15,160

Effect of exchange rates on cash and cash equivalents...................................              41           (1,024)
                                                                                             -----------      -----------
     Net decrease in cash and cash equivalents..........................................              39           (4,329)
Cash and cash equivalents, beginning of period..........................................           1,087            7,574
                                                                                             -----------      -----------
Cash and cash equivalents, end of period................................................     $     1,126      $     3,245
                                                                                             ===========      ===========

      See notes to unaudited condensed consolidated financial statements
                                       e4L
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                               September 30, 2000

1.  Basis of Presentation - Chapter 11 and Administration Proceedings

         On October 20, 2000, e4L, Inc.'s ("e4L") wholly-owned United States subsidiary, Quantum North America, Inc. (d/b/a, e4L North America) ("QNA") filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the Central District of California ("Bankruptcy Court"). QNA's Chapter 11 bankruptcy is proceeding as Case No. SV00-19482-GM. Also on October 20, 2000, e4L's wholly-owned United Kingdom subsidiary, Quantum International Limited ("QIL") filed a petition in the High Court of Justice, Chancery Division Companies Court in the United Kingdom ("Court of Justice") seeking a grant of an administrative order ("Administration"). As a result, QIL will operate under Administration, whereby an administrator has been retained by QIL for the purpose of either reorganizing or liquidating QIL's business for the benefit of creditors similar to a Chapter 11 proceeding in the United States. e4L is presently contemplating filing Chapter 11 for two of its other wholly-owned United States subsidiaries, Positive Response Television, Inc. and DirectAmerica Corporation (d/b/a, Quantum Television).

         e4L and certain of e4L's United States subsidiaries were not included in the Chapter 11 filings. The subsidiaries are inactive and/or the results of their operations and financial position are not material to the consolidated financial statements. In addition, the Chapter 11 and Administration proceedings did not impact e4L's Austral-Asian businesses.

         Under Chapter 11 and Administration, any litigation claims, pre-petition indebtedness and other contractual obligations may not be enforced against the affected e4L subsidiaries as of the respective filing dates; and the parties affected thereby may file claims within the appropriate court jurisdiction (e.g., bankruptcy court for United States subsidiaries).

         The accompanying condensed consolidated financial statements of e4L, Inc. and subsidiaries have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 and Administration filings, the realization of assets and liquidation of liabilities are subject to uncertainty. While under the protection of Chapter 11 or Administration, e4L's affected subsidiaries may, in the normal course of business, sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the unaudited condensed consolidated financial statements. Further, a plan of reorganization or liquidation (or similar plan under Administration) could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of a plan of reorganization or liquidation.

         In addition, except as otherwise disclosed, the accompanying unaudited condensed consolidated financial statements of e4L have been prepared in accordance with generally accepted accounting principles for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. In the opinion of e4L's management, all adjustments (consisting of normal, recurring items and accruals) considered necessary for a fair presentation have been included. Results of operations for the three and six month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in e4L's annual report on Form 10-K for the year ended March 31, 2000.

         The balance sheet at March 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required under generally accepted accounting principles for complete financial statement presentation.

Liabilities Under Chapter 11 and Administration Proceedings; Liabilities Subject to Compromise

         Generally, in the Chapter 11 and Administration cases, substantially all unsecured liabilities as of the Chapter 11 or Administration petition dates, as the case may be, are subject to compromise or other treatment under a plan of reorganization or plan of liquidation to be confirmed by the Bankruptcy Court after submission to any required vote by affected parties (or similar proceeding under Administration). For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 or Administration cases have been segregated and classified as "pre-petition liabilities subject to compromise" under reorganization proceedings in the condensed consolidated balance sheet. Generally, all actions to enforce or otherwise effect repayment of pre-Chapter 11 or Administration liabilities as well as all pending litigation against the Chapter 11 or Administration debtors are stayed while the debtors continue their business operations as debtors-in-possession under Chapter 11 or similar proceeding under Administration.

         Schedules have been filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the debtors as of the bankruptcy petition date as reflected in their respective accounting records. The debtors will notify all known claimants subject to the bar date of their need to file a proof of claim with the Bankruptcy Court. A bar date is the date by which claims against the company must be filed if the claimants wish to receive any distribution in the Chapter 11 cases. Differences between amounts shown by the debtors and eventual claims filed by creditors will be investigated and will be either amicably resolved or adjudicated before the Bankruptcy Court. The ultimate amount of and settlement terms for such liabilities are subject to an approved plan of reorganization and accordingly are not presently determinable. Under the Bankruptcy Code, the debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other prepetition executory contracts, subject to Bankruptcy Court approval. Claims for damages resulting from the rejection of real estate leases and other executory contracts will be subject to separate bar dates. Similar proceedings are applicable under Administration subject to the jurisdiction of the Court of Justice.

         The debtors have not reviewed all real estate leases for assumption or rejection. The pre-petition liabilities subject to compromise include a reserve for an estimated amount that may be claimed by lessors with respect to such real estate leases through September 30, 2000. The debtors will continue to analyze their real estate leases and executory contracts and may assume or reject additional leases and contracts. The principal categories of obligations classified as liabilities subject to compromise under reorganization proceedings are identified below. The amounts below in total may vary significantly from the stated amount of proofs of claim that will be filed with the Bankruptcy Court or Court of Justice and may be subject to future adjustment depending on Bankruptcy Court or Court of Justice action, further developments with respect to potential disputed claims, determination as to the value of any collateral securing claims, or other events. Additional claims may arise from the rejection of additional real estate leases and executory contracts by the Chapter 11 or Administration debtors.

         Accounts payable, trade                     $ 12,602
         Accrued expenses                              11,610
         Deferred rent on operating leases              1,872
         Term loan and line of credit                  12,011
         Deferred revenue                               5,835
                                                     --------
           Total                                     $ 43,930
                                                     ========

Impact of Recently Issued Accounting Pronouncements

         During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of derivatives are accounted for depending on the use of the derivative and whether the derivative qualifies for hedge accounting. SFAS No. 133, as amended by Statement of Financial Accounting Standards No. 137, is effective for financial statements for all fiscal quarters of fiscal years beginning after September 15, 2000. The adoption of SFAS No. 133 is not expected to have a material impact on the financial position or results of operations of e4L.

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

     The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

                                                                                 Three months ended           Six months ended
                                                                                   September 30,                September  30,
                                                                             --------------------------  ---------------------------
                                                                               2000              1999        2000            1999
                                                                             -------------  -----------  ------------   ------------
Net loss.................................................................    $    (37,502)  $   (4,856)  $   (49,447)   $   (10,738)
Effect of beneficial conversion features and accrued
  dividends on convertible preferred stock...............................            (390)      (1,430)         (789)    (1) (2,739)
                                                                             -------------  -----------  ------------   ------------
Adjusted net loss-basic and diluted earnings per share...................    $    (37,892)  $   (6,286)  $   (50,236)   $   (13,447)
                                                                             -------------  -----------  ------------   ------------
Weighted average shares outstanding - basic and diluted..................          44,189       32,677        43,411         32,340
                                                                             -------------  -----------  ------------   ------------
Basic and diluted earnings per share (1) ................................    $      (0.86)  $    (0.19)  $     (1.16)   $     (0.42)
                                                                             =============  ===========  ============   ============

(1) Preferred stock convertible into approximately 22.9 million and 31.4 million shares of common stock, and stock options and warrants to purchase common stock exercisable into approximately 17.1 million and 16.7 million shares of common stock have been excluded from the calculation of diluted loss per share for the three and six month periods ended September 30, 2000 and 1999, respectively, as the effect of such securities is anti-dilutive.

3. Income Taxes

     e4L recorded income tax expense of $85,000 and $170,000 for the three and six month periods ended September 30, 1999, respectively, due to tax liabilities associated with its Australasian operations. A valuation allowance has been provided for income tax benefits on United States and certain foreign losses and loss carryovers. The income tax benefits have been fully reserved until realized.

4. Comprehensive Income

     Comprehensive income for the three and six month periods ended September 30, 2000 and 1999 is as follows (in thousands):

                                                                                 Three months ended           Six months ended
                                                                                   September 30,                September  30,
                                                                             --------------------------  ---------------------------
                                                                               2000              1999        2000            1999
                                                                             -------------  -----------  ------------   ------------

Net Loss.................................................................    $    (37,502)  $   (4,856)  $   (49,447)   $   (10,738)
Foreign currency translation adjustments.................................            (250)          17          (813)          (297)
                                                                             ------------   ----------   -----------    -----------
Total comprehensive loss.................................................    $    (37,752)  $   (4,839)  $   (50,260)   $   (11,035)
                                                                             ============   =========    ===========    ===========

5. Segment and Geographic Information

     e4L operates in one industry segment and is engaged in the direct marketing of consumer products principally through direct response television, wholesale/retail distribution and electronic commerce. e4L evaluates performance and allocates resources based on several factors, of which the primary financial measure is "EBITDA," or earnings before interest, taxes, depreciation and amortization, non-cash compensation charges and other income (expense). e4L also excludes unusual charges and income (loss) on investment in computing EBITDA.

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

     Information with respect to e4L's operations by geographic area, is set forth below (in thousands):

                                                                         Three months ended                  Six months ended
                                                                            September 30,                      September 30,
                                                                      --------------------------        --------------------------
                                                                         2000            1999              2000             1999
                                                                      -----------    -----------        ------------     ----------
Net revenue:
United States......................................................   $    8,302     $    51,313        $   29,851       $   94,896
Europe.............................................................        1,856           6,608             4,706           13,880
Austral-Asia.......................................................       10,988          15,651            23,312           33,002
Production and corporate...........................................           (4)             18                 1               34
                                                                      ----------     -----------        ----------       -----------
Total..............................................................   $   21,142     $    73,590        $   57,870       $  141,812
                                                                      ==========     ===========        ==========       ===========
EBITDA:
United States......................................................   $  (14,061)    $       648        $  (16,999)      $     (778)
Europe.............................................................         (842)           (138)           (2,365)              86
Austral-Asia.......................................................         (181)          1,862               728            3,660
Production and corporate...........................................       (2,327)         (4,236)           (4,487)          (9,059)
                                                                      ----------     -----------        ----------       -----------
Total..............................................................   $  (17,411)    $    (1,864)       $  (23,123)      $   (6,091)
                                                                      ==========     ===========        ==========       ===========

                                                                       --------------     ----------------
                                                                        September 30,         March 31,
                                                                            2000                2000
                                                                       --------------     ----------------
Identifiable assets:
United States.......................................................   $       7,886      $       33,606
Europe..............................................................           2,484               4,702
Austral-Asia........................................................          23,458              26,192
Production and corporate............................................           2,587               7,110
                                                                       -------------      --------------
Total...............................................................   $      36,415      $       71,610
                                                                       =============      ==============

     The reconciliation of adjusted EBITDA to loss before income taxes is set forth below (in thousands):

                                                                      Three months ended                  Six months ended
                                                                         September 30,                      September 30,
                                                                   --------------------------        --------------------------
                                                                      2000            1999              2000             1999
                                                                   -----------    -----------        ------------     ----------
EBITDA........................................................     $  (17,411)    $    (1,864)       $   (23,123)     $   (6,091)
Less:
Depreciation, amortization and non-cash compensation                    1,154           1,302              2,267           2,590
Unusual charges ..............................................         18,128               -             18,128               -
Loss on equity investment in BuyItNow.com, LLC....                        175           1,173              4,781           1,173
Interest expense..............................................            634             432              1,148             714
                                                                   ----------     -----------        -----------      ----------
Loss before income taxes......................................     $  (37,502)    $    (4,771)       $   (49,447)     $  (10,568)
                                                                   ==========     ===========        ===========      ==========

6. Investments

     On May 17, 2000, e4L acquired a fifty percent ownership interest in Promenade Membership Services, LLC ("Promenade") for consideration valued at $1.0 million in either cash, shares of e4L common stock, or BuyItNow.com LLC ("Buyitnow LLC") common units valued at $5.00 per share. The consideration is payable on or before May 17, 2001. Promenade markets discount membership buying services and clubs to consumers and businesses. In connection with the acquisition of Promenade, e4L acquired an option to purchase up to an additional thirty-five percent of the equity of Promenade for cash consideration equal to between $1.2 million and $1.9 million, depending upon the date such option is exercised.

     On September 7, 1999, e4L consummated a transaction with BuyItNow, Inc. ("Buyitnow") pursuant to which e4L and Buyitnow formed BuyItNow LLC. Buyitnow LLC was formed through the contribution by Buyitnow of substantially all of its assets and liabilities, and the contribution by e4L of, among other things, e4L's (i.) on-line business of "As Seen on TV" products, and (ii.) a commitment to promote Buyitnow LLC within e4L programs for a three year term. In addition, e4L issued 500,000 warrants to purchase e4L common stock to Buyitnow. The tangible assets and liabilities contributed by e4L to Buyitnow LLC were not material. On September 2, 2000, Buyitnow LLC consummated a transaction with pcWonders.com, Inc. ("pcWonders") pursuant to which Buyitnow LLC and pcWonders formed Buyitnow Incorporated ("BIN Inc.") through the contribution of substantially all of their respective assets and liabilities. Through its 41% equity ownership in Buyitnow LLC, e4L indirectly owns 28% of BIN Inc.

     e4L has accounted for its investment in Buyitnow LLC using the equity method, as this entity is not majority owned or controlled by e4L. During the three months ended September 30, 2000, e4L recorded a loss on its equity investment of approximately $0.2 million.

     A summary of Buyitnow LLC unaudited condensed consolidated financial information for the three months ended August 31, 2000 is as follows:

Condensed Consolidated Statement of Operations: (in thousands)

                                                                      BuyItNow LLC
                                                                      ------------
Operating data:
 Net revenue.......................................................    $  21,360
 EBITDA............................................................    $    (853)
 Net income (loss).................................................    $    (975)
Balance sheet information:
 Working capital...................................................    $  (2,680)
 Total assets......................................................    $  12,078
 Members equity (deficit)..........................................    $   4,745

Due to systems problems, Promenade LLC was unable to provide timely accurate financial information.

7. Preferred Stock Outstanding

     The following table summarizes the issued and outstanding shares of Preferred Stock at:

                                                        September 30,  March 31,
                                                            2000          2000
                                                        ------------   ---------
     Series B Convertible Preferred Stock............      5,000         5,000
     Series D Convertible Preferred Stock............     14,406        16,779
     Series E Convertible Preferred Stock............      7,445         9,925
     Series F Convertible Preferred Stock............      5,000         5,000
     Series G Convertible Preferred Stock............      5,000         5,000
     Series H Convertible Preferred Stock............      5,000         5,000

8. Commitment & Contingencies

Litigation

     In October, 2000, OSA International, Ltd. ("OSA"), filed a complaint against e4L seeking an application for ex parte for a Writ of Attachment for non-payment of a purported obligation owed to OSA in the amount of $553,515. e4L believes that this claim will be stayed under Chapter 11.

     In September, 2000, a proposed class action suit was filed in the United States District Court for the District of New Jersey alleging, among other things, that e4L and other named defendants engaged in unlawful price fixing with respect to the sale of the Ab Roller Plus product. e4L is vigorously contesting the action. At this time, e4L cannot predict the outcome of this matter. e4L believes that this claim will be stayed under Chapter 11.

         In March 1999, Intervention, Inc., a California non-profit corporation ("Intervention"), filed a complaint for false advertising against e4L in the Superior Court for Contra Costa County, alleging that e4L overstated the effectiveness of one of its home exercise products in one of its direct response television programs. e4L is vigorously contesting the action. At this time, e4L cannot predict the outcome of this matter. e4L believes that this claim will be stayed under Chapter 11.

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

         In June 2000, e4L received notice from the New York Stock Exchange ("NYSE") that it was considered "below criteria" with respect to its market capitalization and stockholders' equity in accordance with the NYSE's Listed Company Manual regarding continued listing criteria (the "Listing Criteria"). In accordance with the Listing Criteria, on July 29, 2000, e4L submitted a business plan to the NYSE, which demonstrates compliance with the $50.0 million minimum market capitalization and stockholders' equity requirement contained in the Listing Criteria within 18-months of submitting its plan. The NYSE did not accept e4L's business plan. Furthermore, during August 2000, e4L received a notice from the NYSE that the trading price of its common stock on the NYSE fell below $1.00 per share over a 30-day trading period. In accordance with the Listing Criteria, e4L must raise its stock price above $1.00 per share within six months or as soon as possible thereafter in the event a shareholder meeting is required to effect such increase. e4L's business plan has been reviewed by the NYSE, and in light of the Chapter 11 and Administration filings, the NYSE has made a recommendation to the Securities and Exchange Commission ("SEC") that e4L's common stock be de-listed, and the NYSE has suspended trading of e4L's common stock as of November 16, 2000. The de-listing of e4L's common stock from trading on the NYSE is expected to have adverse effects on e4L and its stockholders. Notwithstanding the foregoing, on November 17, 2000, e4L's common stock was listed for trading on the OTC Bulletin Board ("OTCBB"). See also, "Factors That May Affect Future Performance."

         During July 1998, in accordance with applicable regulations, e4L notified the CPSP of a problem that was occurring with respect to its Red Devil Grill product. At the time, e4L proposed, and the CPSC accepted, fixing the affected part and other modifications. During February 1999 and October 1999, the CPSC requested additional information, to which e4L responded. The CPSC reviewed the additional information, and during August 2000 made a preliminary determination that the Red Devil product "makes a substantial product hazard." Accordingly, the CPSC has requested that voluntary corrective action be undertaken by e4L to, among other things, notify consumers about the Red Devil product problem, recall and replace the product's plastic locking mechanism and venturi tube components, and establish a reimbursement plan to encourage action to recall this product. In addition, the CPSC has notified e4L that civil penalties should be assessed against it for purportedly failing to timely notify the CPSC about the product defects. e4L is vigorously contesting this action. However, because of uncertainties inherent in this process, e4L cannot predict the outcome of this matter at this time. As a result, no amounts have been recorded in anticipation of any loss as a result of this contingency. However, in the event the CPSC prevails on its claim and forces e4L into a recall of the Red Devil product and assesses civil penalties against e4L, management of e4L presently cannot predict whether the outcome of this matter will have a material adverse impact on e4L's financial condition or results of operations.

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

9.  Senior Debt - Defaults and Payment Demands; Debtor-In-Possession Loan

         In December 1998, QNA entered into a three-year credit agreement (the "Credit Agreement") with Foothill Capital Corporation ("Foothill"). The Credit Agreement provided for a revolving credit facility with a maximum commitment of $20.0 million, of which up to $7.5 million may be utilized for letters of credit. In February 2000, QNA amended the Credit Agreement whereby it obtained a $5.0 million term loan ("Term Loan").

         On September 20, 2000, QNA received a Notice of Default with respect to the Credit Agreement and Term Loan for the (i.) failure by QNA to maintain the minimum tangible net worth required by the Loan Agreement, and (ii.) receipt by e4L of a "going concern" qualification with respect to its audited financial statements for the year ended March 31, 2000. On October 5, 2000, QNA received a demand for payment pursuant to the Loan Agreement whereby Foothill demanded immediate payment of principal and interest due thereunder of approximately $11.7 million. Then on October 9, 2000, Foothill demanded payment of the approximately $11.7 million outstanding from e4L pursuant to a General Continuing Guaranty entered into by e4L and Foothill in connection with the Loan Agreement.

         As a result of the Chapter 11 filing, no principal or interest payments will be made on most prepetition debt without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the court and becomes effective. Interest on prepetition obligations has not been accrued after the Chapter 11 petition date except that interest expense and principal payments will continue to be recorded on capital lease obligations unless the leases are rejected by the debtors.

         On November 2, 2000, QNA received preliminary approval from the Bankruptcy Court pursuant to which it received debtor-in-possession financing in a maximum amount of up to $1.5 million from Foothill ("DIP Financing"). While approved, the DIP Financing is subject to further review by and the discretion of the Bankruptcy Court, which may, from time to time, modify the amounts that may be borrowed by QNA. In connection with Foothill's agreement to provide the DIP Financing, e4L and QNA agreed to the appointment of John Grigsby and Associates, Inc., a financing consulting firm, to act as responsible officers in charge of QNA.

10.  Customer Orders and Refunds

         As a result of QNA's financial difficulties, QNA had been unable to complete shipment of certain customer orders or process certain customer refunds. As a result, as of September 30, 2000, QNA was unable to complete shipment of approximately $9.0 million of customer orders, many of which either all or a portion of the customer's costs had already been charged to customer credit cards. QNA was also unable to process approximately $4.0 million of customer refunds, which requested refunds have subsequently increased due to QNA's inability to ship the customer orders. QNA has been working with its vendors, including its credit card processor, to complete shipment of these customer orders, and as of November 15, 2000 had completed shipment of approximately $5.0 million of such orders.

         As a result of QNA's Chapter 11 filing, it is likely that any customer refunds will be stayed under Chapter 11, and that the responsibility for any customer refunds will ultimately fall upon the customer's credit card company or QNA's credit card processor. In light of the foregoing customer refunds, an estimated portion of these refunds has been included under pre-petition liabilities subject to compromise in the condensed consolidated financial statements as of September 30, 2000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         On October 20, 2000, QNA filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. QNA's Chapter 11 bankruptcy is proceeding as Case No. SV00-19482-GM. Also on October 20, 2000, e4L's wholly-owned United Kingdom subsidiary, QIL filed a petition seeking Administration, whereby an administrator has been retained by QIL for the purpose of either reorganizing or liquidating QIL's business for the benefit of creditors similar to a Chapter 11 proceeding in the United States. e4L is presently contemplating Chapter 11 filings for two other wholly-owned United States subsidiaries, Positive Response Television, Inc. and DirectAmerica Corporation (d/b/a, Quantum Television). On November 2, 2000, QNA received preliminary approval from the Bankruptcy Court pursuant to which it received debtor-in-possession financing in a maximum amount of up to $1.5 million from Foothill ("DIP Financing"). While approved, the DIP Financing is subject to further review by and the discretion of the Bankruptcy Court.

         As a result of the Chapter 11 and Administration proceedings, QNA and QIL have effectively shut-down their respective business operations. Under Chapter 11, e4L will attempt to reestablish operations for QNA, however, there are no assurances that it will be successful in doing so. While it is presently too early to tell, under Administration it is likely that QIL will either be liquidated or sold for the benefit of its creditors, with little or no value to be realized by e4L.

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

         Subject to the outcome of the Chapter 11 and/or Administration proceedings, the principal components of e4L's strategies include the expansion of its wholesale/retail distribution, continuity, electronic commerce and membership services businesses. e4L attempts to accomplish this by leveraging its media expenditures, first the United States and then internationally (i.e., using its media primarily as an advertising vehicle to build brand awareness). This strategy encompasses the utilization and leveraging of its global marketing presence and media access, the continued development and marketing of innovative products to attempt to enhance its existing programs, the emphasis on developing other means of revenue generation such as through membership services, as well as wholesale/retail distribution of products, expanded up-sell programs, continuity programs and customer database rental. e4L's direct response television programming is viewed as a vehicle to generate a customer base which it attempts to utilize in various other revenue generating initiatives as opposed to the television direct response sale historically being the end result or merely a one-time sale.

     International expansion has resulted in approximately 60.8% and 48.4% of e4L's revenue being generated outside of the United States for the three and six month periods ended September 30, 2000, respectively. e4L takes advantage of product awareness created by its television direct response programming and also extends the sales life of its products through alternative distribution channels. These channels include wholesale/retail arrangements, continuity sales programs, outbound telemarketing and Internet marketing, among others.

     e4L's revenue varies throughout the year. e4L's revenue has historically been highest in its third and fourth fiscal quarters and lower in its first and second fiscal quarters due to fluctuations in the number of television viewers. These seasonal trends have been and may continue to be affected by the timing and success of new product offerings.

     In the discussion and analysis that follows, e4L discusses its "EBITDA" or "EBITDA Deficit" and "EBITDA Margin" or "EBITDA Margin Deficit." EBITDA or EBITDA Deficit consists of net income or net loss before interest, provision for income taxes, depreciation and amortization, non-cash compensation, unusual items and other income or expense. EBITDA Margin or EBITDA Deficit Margin represents EBITDA or EBITDA Deficit, as the case may be, as a percentage of net revenue. EBITDA or EBITDA Deficit does not represent cash flows as defined by generally accepted accounting principles and does not necessarily indicate that cash flows are sufficient to fund all of e4L's liquidity requirements. EBITDA or EBITDA Deficit should not be considered in isolation or as a substitute for net income, cash from operating activities or other measures of liquidity determined in accordance with generally accepted accounting principles. e4L believes that EBITDA or EBITDA Deficit is a measure of financial performance widely used within its industry, and is useful to investors as a measure of e4L's financial performance.

Results of Operations

     The following table sets forth operating data of e4L as a percentage of net revenue for the periods indicated below.

                                                                         Three months ended                  Six months ended
                                                                            September 30,                      September 30,
                                                                      --------------------------        --------------------------
                                                                         2000            1999              2000             1999
                                                                      -----------    -----------        ------------     ----------
Net revenue.....................................................           100.0%         100.0%              100.0%         100.0%
Operating costs and expenses:
  Media.........................................................            59.6           33.6                36.4           35.3
  Product and other direct......................................            98.5           58.3                84.2           58.1
  Selling, general and administrative...........................            24.3           10.7                19.2           10.9
  Depreciation, amortization and non-cash Compensation..........             5.5            1.8                 3.9            1.8
  Unusual charges...............................................            85.7              -                31.3              -
                                                                      ----------       --------           ---------       --------
  Total operating costs and expenses............................           273.6          104.3               175.2          106.1
                                                                      ----------       --------           ---------       --------
Loss from operations............................................          (173.6)          (4.3)              (75.2)          (6.1)
Other:
  Loss on equity investment in BuyItNow LLC.....................             0.8            1.6                 8.3            0.8
  Interest expense..............................................             3.0            0.6                 2.0            0.5
                                                                      ----------       --------           ---------       --------
Loss before income taxes........................................          (177.4)          (6.5)              (85.4)          (7.5)
Income taxes.............................. .....................               -            0.1                   -            0.1
                                                                      ----------       --------           ---------       --------
Net loss........................................................          (177.4%)         (6.6%)             (85.4%)         (7.6%)
                                                                      ==========       ========           =========       ========

Three Months Ended September 30, 2000 As Compared to Three Months Ended
-----------------------------------------------------------------------
September 30, 1999
------------------

         Net revenue was $21.1 million for the three months ended September 30, 2000 as compared to $73.6 million for the three months ended September 30, 1999, a decrease of $ 52.5 million or 71.3%.

         Net revenue in the United States for the three months September 30, 2000 was $8.3 million as compared to $ 51.3 million for the three months ended September 30, 1999, a decrease of $43.0 million or filing 83.8%. The decrease was primarily attributable to the filing of Chapter 11 of QNA and working capital constraints, which resulted in lower media expenditures, and no new programs and product offerings having been "rolled-out" during the current period.

         International net revenue for the three months ended September 30, 2000 was $12.8 million as compared to $22.3 million for the three months ended September 30, 1999, a decrease of $9.4 million or 42.3%. The decrease was attributable to a combination of, among other things, the Administration of QIL, fewer new products, reduced media expenditures in Europe resulting from the loss of media contracts, working capital constraints, and adverse economic conditions in Australia.

         e4L's sales return rate was 24.6 and 16.2 for each of the three month periods ended September 30, 2000 and 1999, respectively. This increased overall return rate was attributable to working capital constraints which caused delays in receiving goods from suppliers and shipment to customers.

Operating Costs and Expenses

         Total operating costs and expenses were $57.8 million for the three months ended September 30, 2000 as compared to $76.8 million for the three months ended September 30, 1999, a decrease of $18.9 million or 24.7%. The fiscal year 2001 decrease was primarily attributable to the decrease in net revenue of 71.3%, working capital constraints, a reduction in media spending and a decrease in selling, general and administrative expenses. The decrease in operating costs is more fully described below.

Media

         Media purchases were $12.6 million for the three months ended September 30, 2000 as compared to $24.7 million for the three months ended September 30, 1999, a decrease of $12.1 million or 49.0%. e4L's worldwide ratio of media purchases to net revenue increased to 59.6% for the three months ended September 30, 2000 as compared to 33.6% for the three months ended September 30, 1999. The increase in media purchases as a percentage of net revenue was attributable to the recognition of deferred media costs of $3.4 million as a result of the Chapter 11 filing of QNA and elimination of the allocation of media expenditures in connection with e4L's investment in Buyitnow LLC. Austral-Asia media purchases as a percent of revenue remained consistent at 19.8% for the three months ended September 30, 1999 and 2000.

Product and Other Direct Costs

         Product and other direct costs consist of the cost of inventory and materials, freight, television program production, commission and royalties, order fulfillment, in-bound telemarketing, credit card authorization and processing and warehousing. Product and other direct costs were $20.8 million for the three months ended September 30, 2000 as compared to $42.9 million for the three months ended September 30, 1999, a decrease of $22.1 million or 51.5%. The decrease was primarily attributable to the decrease in net revenue. As a percentage of net revenue, product and other direct costs were 98.5% for the three months ended September 30, 2000 as compared to 58.3% for the three months ended September 30,1999. The increase as a percentage of net revenue was attributable to the liquidation of inventory at lower margins in order to provide working capital, a change in product mix, and the effect of the reduced sales volume in relation to certain fixed and semi-variable costs of fulfillment and in-bound telemarketing. In addition, the Chapter 11 filing of QNA and Administration of QIL resulted in the recognition of deferred cost as no corresponding revenue will be recognized to offset such costs. Austral-Asia product cost as a percentage of net revenue increased from 59.2% for the three months ended September 30,1999 to 65.6% for the three months ended September 30, 2000 due primarily to product mix and lower sales volume.

Selling, General and Administrative

         Selling, general and administrative expense was $5.1 million for the three months ended September 30, 2000 as compared to $7.9 million for the three months ended September 30, 1999, a decrease of $2.7 million or 34.6%. The decrease in selling, general and administrative expense was attributable to e4L's workforce reductions in the United States and Europe made necessary in light of the Chapter 11 filing of QNA and the Administration of QIL. Selling, general and administrative expense as a percentage of net revenue increased to 24.3% for the three months ended September 30, 2000 from 10.7% for the three months ended September 30, 1999, principally attributable to the effects of certain fixed costs in relation to the 71.3% decrease in net revenue.

Depreciation, Amortization and Non-cash Compensation

         Depreciation, amortization and non-cash compensation were $1.2 million for the three months ended September 30, 2000 as compared to $1.3 million for the three months ended September 30, 1999, a decrease of $0.1 million, or 11.4%. The decrease in depreciation and amortization was attributable to the write-off of goodwill and other intellectual properties associated with the Direct America and "Flying Lure" businesses during fiscal year 2000, which reduced amortization expense.

Unusual Charges

         During the three months ended September 30, 2000 e4L recorded unusual charges of $18.1 million. This amount is mainly due to accounting for the Chapter 11 filing of QNA and Administration of QIL. Items included in Unusual Charges are fixed asset write-offs of $2.6 million, asset valuation writedowns in QNA and QIL of $6.9 million, a goodwill write-off of $3.2 million relating to QNA and QIL, $0.8 million relating to realized foreign currency losses due to write-offs of intercompany accounts and balance sheet translation accounts, $3.8 million in additional liability attributable to additional contract cancellation costs of e4L's Eutelstat satellite lease, and approximately $0.8 million attributable to restructuring of the Austral-Asian business, which restructuring is an attempt eliminate redundancies and exit certain unprofitable markets.

Loss on Equity Investments in BuyItNow.com, LLC

         During the three months ended September 30, 2000, e4L recorded a loss on its equity investment in Buyitnow LLC of $0.2 million compared to a loss of $1.2 million during the three months ended September 30, 1999. Because Buyitnow LLC is not majority owned or controlled by e4L, e4L has accounted for its investment in Buyitnow LLC under the equity method. The loss represents the write-down of e4L's investment in Buyitnow LLC using the equity method of accounting.

Interest Expense

         Interest expense was $0.6 million for the three months ended September 30, 2000, as compared to $0.4 million for the three months ended September 30, 1999, an increase of $0.2 million or 46.8%. This increase was attributable to an increase in e4L's average interest rate from 10.5% for the three months ended September 30, 1999, to 19.9% for the three months ended September 30, 2000.

Income Taxes

         e4L recorded income tax expense of $85,000 for the three months ended September 30, 1999 attributable to its Austral-Asian operations. Income tax benefits have not been recorded during the three month periods ended September 30, 2000 and 1999 with respect to United States and certain foreign losses, and such benefits have been fully reserved for. These benefits will be recorded when realized, reducing the effective tax rate on future United States and certain foreign earnings, if any.

Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) Deficit

         EBITDA Deficit was ($17.4) million for the three months ended September 30, 2000 as compared to an EBITDA Deficit of ($1.9) million for the three months ended September 30, 1999, an increase in the deficit of $15.5 million. EBITDA deficit margin was (82.4%) and (2.5%) during the three month periods ended September 30, 2000 and 1999, respectively.

Net Loss

         e4L incurred a net loss of $37.5 million for the three months ended September 30, 2000, as compared to a net loss of $4.9 million for the three months ended September 30, 1999. The increased net loss resulted from the Chapter 11 filing of QNA and Administration of QIL resulting in Unusual Charges of $18.1 million. In addition, working capital constraints resulted in lower revenues as media expenditures were reduced, and adequate working capital was not available to purchase products to bring to market in a timely fashion.

Six Months Ended September 30, 2000 As Compared to Six Months Ended September
-----------------------------------------------------------------------------
30, 1999
--------

         Net revenue was $57.9 million for the six months ended September 30, 2000 as compared to $141.8 million for the six months ended September 30, 1999, a decrease of $83.9 million or 59.2%.

         Net revenue in the United States for the six months September 30, 2000 was $29.9 million as compared to $94.9 million for the six months ended September 30, 1999, a decrease of $65.0 million or 68.5%. The decrease was primarily attributable to the Chapter 11 filing of QNA resulting in working capital constraints, which resulted in lower media expenditures, and no new programs and product offerings having been "rolled-out" during the current period.

         International net revenue for the six months ended September 30, 2000 was $28.0 million as compared to $46.9 million for the six months ended September 30, 1999, a decrease of $18.9 million or 40.2%. The decrease was attributable to a combination of, among other things, the Administration of QIL, fewer new products, reduced media expenditures in Europe resulting from the loss of media contracts, working capital constraints, and adverse economic conditions in Australia.

         e4L's sales return rate was 19.1% and 16.8% for each of the six month periods ended September 30, 2000 and 1999, respectively. This increased overall return rate was attributable to working capital constraints which caused delays in receiving goods from suppliers and shipment to customers.

Operating Costs and Expenses

         Total operating costs and expenses were $101.4 million for the six months ended September 30, 2000 as compared to $150.5 million for the six months ended September 30, 1999, a decrease of $49.1 million or 32.6%. The fiscal year 2001 decrease was primarily attributable to the decrease in net revenue of 59.2%, a reduction in media spending and a decrease in selling, general and administrative expenses. The decrease in operating costs is more fully described below.

Media

         Media purchases were $21.1 million for the six months ended September 30, 2000 as compared to $50.0 million for the six months ended September 30, 1999, a decrease of $29.0 million or 57.9%. e4L's worldwide ratio of media purchases to net revenue increased to 36.4% for the six months ended September 30, 2000 as compared to 35.3% for the six months ended September 30, 1999. The increase in media purchases as a percentage of net revenue was attributable to the recognition of deferred media costs of $3.4 million as a result of the Chapter 11 filing of QNA and elimination of the allocation of media expenditures in connection with e4l's investment in Buyitnow LLC in the current quarter.

Product and Other Direct Costs

         Product and other direct costs consist of the cost of inventory and materials, freight, television program production, commission and royalties, order fulfillment, in-bound telemarketing, credit card authorization and processing and warehousing. Product and other direct costs were $48.7 million for the six months ended September 30, 2000 as compared to $82.4 million for the six months ended September 30, 1999, a decrease of $33.7 million or 40.8%. The decrease was primarily attributable to the decrease in net revenue. As a percentage of net revenue, product and other direct costs were 84.2% for the six months ended September 30, 2000 as compared to 58.1% for the six months ended September 30, 1999. In addition, the Chapter 11 filing of QNA and the Administration of QIL resulted in recognition of certain deferred costs to which no corresponding revenues will be realized. The increase as a percentage of net revenue was attributable to a change in product mix, and the effect of the reduced sales volume in relation to certain fixed and semi-variable costs of fulfillment and in-bound telemarketing.

Selling, General and Administrative

         Selling, general and administrative expense was $11.2 million for the six months ended September 30, 2000 as compared to $15.5 million for the six months ended September 30, 1999, a decrease of $4.3 million or 27.7%. The decrease in selling, general and administrative expense was attributable to e4L's workforce reductions in the United States and Europe made necessary in light of the Chapter 11 filing of QNA and the Administration of QIL. Selling, general and administrative expense as a percentage of net revenue increased to 19.3% for the six months ended September 30, 2000 from 10.9% for the six months ended September 30, 1999, principally attributable to the effects of certain fixed costs in relation to the 59.2% decrease in net revenue.

Depreciation, Amortization and Non-cash Compensation

         Depreciation, amortization and non-cash compensation were $2.3 million for the six months ended September 30, 2000 as compared to $2.6 million for the six months ended September 30, 1999, a decrease of $0.3 million, or 12.5%. The decrease in depreciation and amortization was attributable to the write-off of goodwill and other intellectual properties associated with the Direct America and "Flying Lure" businesses during fiscal year 2000, which reduced amortization expense.

Unusual Charges

         During the six months ended September 30, 2000 e4L recorded unusual charges of $18.1 million. This amount is mainly due to accounting for the Chapter 11 filing of QNA and the Administration of QIL. Items included in Unusual Charges are fixed asset write-offs of $2.6 million, asset valuation writedowns in QNA and QIL of $6.9 million, a goodwill write-off of $3.2 million relating to QNA and QIL, $0.8 million relating to realized foreign currency losses due to write-offs of intercompany accounts and balance sheet translation accounts, $3.8 million in additional liability attributable to additional contract cancellation costs of e4L's Eutelstat satellite lease, and approximately $0.8 million attributable to restructuring of the Austral-
Asian business, which restructuring is an attempt to eliminate redundancies and exit certain unprofitable markets.

Loss on Equity Investments in BuyItNow.com, LLC

         During the six months ended September 30, 2000, e4L recorded a loss on its equity investment in Buyitnow LLC of $4.8 million. Because Buyitnow LLC is not majority owned or controlled by e4L, e4L has accounted for its investment in Buyitnow LLC under the equity method. The loss represents the write-down of e4L's investment in Buyitnow LLC using the equity method of accounting.

Interest Expense

         Interest expense was $1.1 million for the six months ended September 30, 2000, as compared to $0.7 million for the six months ended September 30, 1999, an increase of $0.4 million or 60.83%. This increase was attributable to an increase in e4L's average interest rate from 10.0% for the six months ended September 30, 1999, to 18.6% for the six months ended September 30, 2000.

Income Taxes

         e4L recorded income tax expense of $170,000 for the six months ended September 30, 1999 attributable to its Austral-Asian operations. Income tax benefits have not been recorded during the six month period ended September 30, 2000 with respect to United States and certain foreign losses, and such benefits have been fully reserved for. These benefits will be recorded when realized, reducing the effective tax rate on future United States and certain foreign earnings, if any.

Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) Deficit

         EBITDA Deficit was ($23.1) million for the six months ended September 30, 2000 as compared to an EBITDA Deficit of ($6.1) million for the six months ended September 30, 1999, an increase in the deficit of $17.0 million . EBITDA deficit margin was (40.0%) and (4.3%) during the six month periods ended September 30, 2000 and 1999, respectively.

Net Loss

         e4L incurred a net loss of $49.5 million for the six months ended September 30, 2000, as compared to a net loss of $10.7 million for the six months ended September 30, 1999. The increased net loss resulted from the Chapter 11 filing of QNA and Administration of QIL resulting in unusual charges of $18.1 million. In addition, working capital constraints resulted in lower revenues as media expenditures were reduced, and adequate working capital was not available to purchase products to bring to market in a timely fashion.

Liquidity and Capital Resources

         e4L's working capital was $5.2 million at September 30, 2000 as compared to $14.3 million at March 31, 2000, a decrease of $9.1 million. Operating activities for the six months ended September 30, 2000 resulted in a use of cash of $3.0 million. e4L's cash flow from operations during the six months ended September 30, 2000 was adversely impacted by the net loss of approximately $49.5 million.

         Consolidated accounts receivable decreased by $9.5 million, or 46.7%, primarily due to a decrease in United States accounts receivables of $9.3 million. United States accounts receivable decreased due to lower sales volume and a $1.6 million increase in the receivables allowance, due to the Chapter 11 filing of QNA. Consolidated inventories decreased $11.6 million or 62.6%. This decrease was attributable to a $9.1 million decrease in United States inventory resulting from the liquidation of slow moving inventory through wholesale distribution channels, minimal inventory purchased, and a $1.4 million increase in the obsolescence provision due to the Chapter 11 filing of QNA. Austral-Asian inventories decreased by $2.0 million due mainly to working capital constraints.

         Due to the Chapter 11 filing of QNA and Administration of QIL, all liabilities of these subsidiaries has been classified as prepetition liabilities subject to compromise. In addition, $6.9 million of additional valuation reserves have been recorded against these two entities' operating assets, and all of the fixed assets and goodwill relating to these entities has been written off. As a result, the balance sheet at September 30, 2000 primarily represents the assets and liabilities of e4L, Quantum Television and the Austral-Asian entities.

         During September 2000, QIL subleased a satellite transponder, which sublease commenced on August 1, 2000 with annual payments of 3.0 million Euros ($2.9 million as of September 30, 2000) during the first year, and 3.4 million Euros ($3.2 million as of September 30, 2000) each year thereafter through March 30, 2010. However, in light of QIL's Administration proceedings and non-payment of lease payments by QIL to the primary lessor, BT Broadcast Services Plc ("BTBS"), BTBS has terminated the satellite lease agreement and has notified e4L of BTBS's intention to seek payment from e4L under a parent company guarantee for past due amounts and a termination fee in the aggregate amount of approximately 10.3 million Euros (approximately $8.7 million as of September 30,
2000). An additional $3.4 million has been included in Unusual Charges to cover the shortfall between the required payment and amounts previously recorded by QIL.

         In December 1998, e4L entered into a three-year credit agreement with a senior lender (the "Credit Agreement"). The Credit Agreement provided for a revolving credit facility with a maximum commitment of $20.0 million, of which up to $7.5 million may be utilized for letters of credit. Borrowings under the Credit Agreement are limited to a borrowing base consisting of certain eligible United States accounts receivable and inventory. Outstanding borrowings under the Credit Agreement bear interest, at the option of e4L, at the Prime rate plus one-quarter percent or the London Interbank Offered Rate (LIBOR) plus three percent, however, in no event shall the interest rate charged be less than seven percent (7%) per annum. A commitment fee of one-quarter percent per annum is paid on the unused portion of the Credit Agreement.

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

         In February 2000, QNA amended the Credit Agreement whereby it obtained a $5.0 million term loan ("Term Loan"). The Term Loan bears interest at the rate of 13% per annum, and is due in December 2002 concurrent with the expiration of the Credit Agreement. In connection with the Term Loan, e4L granted to its senior lender 5-year warrants to purchase 325,000 shares of its common stock at an exercise price of $2.5625 per share. Also, in connection with the Term Loan, e4L re-paid amounts then outstanding under the short-term over advance and over-line facility.

         On September 20, 2000, QNA received a Notice of Default with respect to the Credit Agreement and Term Loan for the (i.) failure by QNA to maintain the minimum tangible net worth required by the Loan Agreement, and (ii.) receipt by e4L of a "going concern" qualification with respect to its audited financial statements for the year ended March 31, 2000. On October 5, 2000, QNA received a demand for payment pursuant to the Loan Agreement whereby Foothill demanded immediate payment of principal and interest due thereunder of approximately $11.7 million. Then on October 9, 2000, Foothill demanded payment of the approximately $11.7 million outstanding from e4L pursuant to a General Continuing Guaranty entered into by e4L and Foothill in connection with the Loan Agreement. At September 30, 2000, e4L had a total of $12.0 million in outstanding under the Credit Agreement and Term Loan.

         e4L's foreign revenue is subject to currency exchange risk. To the extent e4L incurs expenses (e.g. order fulfillment and media costs) in local currencies that are based upon locally denominated sales volume, this exposure is reduced significantly. e4L monitors exchange rate and/or forward contracts when appropriate and, depending upon market and other conditions, may attempt to hedge its currency risk. During the quarter ended September 30, 2000 e4L entered into no forward contracts to hedge its Japanese Yen position. At September 30, 2000, e4L has no outstanding forward contracts to hedge its Japanese Yen position or any other foreign currencies. In the long term, e4L has the ability to change prices to a certain extent in order to react to major currency fluctuations; which may reduce a portion of the risk associated with local currency fluctuations. However, significant currency devaluation and economic downturn in certain foreign regions may have an adverse impact on e4L's operating results and cash flows in fiscal year 2001. Currently, e4L's major foreign currencies are the European Economic Union's Euro, German Deutsche Mark, Japanese Yen, Australian Dollar and New Zealand Dollar, each of which has been subject to recent fluctuations.

         e4L's cash position continues to be pressured by the losses incurred during each of its prior four fiscal years ended March 31, and during the current six month period ended September 30, 2000. For the immediate term, e4L must depend upon its Australasian businesses to fund its corporate working capital requirements, and will depend upon debtor-in-possession financing through Foothill to fund QNA's working capital requirements. On a long-term basis, however, in order to improve e4L's liquidity position, e4L will need to implement certain plans and actions necessary to return its business to profitability, including the introduction of successful new products, the deployment of wholesale/retail and electronic commerce strategies, the ability to successfully leverage its media, and the ability to obtain additional debt or equity financing.. These plans may only be implemented if QNA is successful in funding its short-term working capital requirements, and an eventual plan of reorganization is approved by the United States Bankruptcy Court with respect to QNA. No assurances can be given that any of the actions will be successful. e4L's auditors have qualified their opinion with respect to e4L's March 31, 2000 financial statements citing "going-concern" issues. e4L's ability to continue as a going concern is dependent upon its ability to implement its business plan and strategies, and return itself to profitability. No assurances can be given that e4L will be able to obtain such financing or that such financing will be sufficient to fund e4L's working capital needs.

Factors That May Affect Future Performance

e4L Has Historically Suffered Losses Which Have Adversely Affected Cash Flow; Going Concern; Insolvency Proceedings

         e4L incurred significant losses in four of its last five fiscal years. e4L reported a net loss of approximately $35.9 million for fiscal year March 31, 2000 and $49.4 million for the six months ended September 30, 2000. Because of e4L's historical financial condition as well as other unfavorable conditions, e4L's independent auditors stated in their report dated June 26, 2000, that substantial doubt exists as to e4L's ability to continue as a going concern. On October 20, 2000, QNA filed a voluntary petition for relief under Chapter 11. QNA's Chapter 11 bankruptcy is proceeding as Case No. SV00-19482-GM. Also on October 20, 2000, e4L's wholly-owned United Kingdom subsidiary, QIL filed a petition seeking Administration, whereby an administrator has been retained by QIL for the purpose of either reorganizing or liquidating QIL's business for the benefit of creditors similar to a Chapter 11 proceeding in the United States. In late November 2000, e4L's wholly-owned United States subsidiaries, Positive Response Television, Inc. and DirectAmerica Corporation (d/b/a, Quantum Television), are expected to file voluntary petitions for relief under Chapter
11. Under Chapter 11, QNA will attempt to seek debtor-in-possession financing from Foothill, in order to fund the Chapter 11 reorganization proceedings.

         e4L's cash position is pressured by the losses incurred during each of its prior four fiscal years ended March 31, and during the current six month period ended September 30, 2000. For the immediate term, e4L must depend upon its Austral-Asian businesses to fund its corporate working capital requirements, and will depend upon debtor-in-possession financing through Foothill to fund QNA's working capital requirements. Over the long-term, e4L must implement new strategies designed to increase net revenue, reduce costs and return it to profitability; and e4L must seek alternative forms of financing, the availability of which is uncertain. Moreover, in order to begin to attempt to address these long-term objectives, a plan of reorganization for QNA must be approved by the United States Bankruptcy Court, or e4L and QNA will be forced to go out of business. No assurances can be given that e4L will be able to either of these immediate term or long-term objectives.

         As a result of the Chapter 11 filing and Administration proceedings, QNA and QIL have effectively shut-down their respective business operations. Under Chapter 11, e4L will attempt to reestablish operations for QNA, however, there are no assurances that it will be successful in doing so.

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

         e4L's historical operating results were primarily caused by delays in product introductions, lack of successful products, failure to adequately leverage its global spending and deteriorating economic conditions in the Australasian markets. More recently working capital constraints have resulted in reduced media availability and limited new product offerings, which have negatively affected e4L's operating results. e4L actively seeks out new products, new sources of products and alternative distribution channels, including wholesale/retail and the Internet. e4L cannot be certain that inventors and product manufacturers will select it to market their products. Significant delays in product introductions or a lack of successful products could prevent e4L from selling adequate amounts of its products and otherwise have a negative effect on e4L's business.

e4L Depends Upon Foreign Sales For Revenue, Which Expose e4L to Additional Risks

         e4L markets products to consumers all over the world. In recent years, e4L has derived approximately forty percent of its net revenue from sales to customers outside the United States. e4L's largest international markets are Europe and Asia, primarily Japan, Australia and New Zealand (e.g., Austral-Asia). The economic environment in the Austral-Asian region has in the past had an adverse effect on e4L.

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

         In June 2000, e4L received a notice from the NYSE that it is considered "below criteria" with respect to its market capitalization and stockholders' equity in accordance with the Listing Criteria. In accordance with the Listing Criteria, on July 29, 2000, e4L submitted a business plan to the NYSE, which demonstrates compliance with the $50.0 million minimum market capitalization and stockholders' equity requirement contained in the Listing Criteria within 18 months of submitting its plan. Furthermore, during August 2000, e4L received a notice from the NYSE that the trading price of e4L's common stock on the NYSE fell below $1.00 per share over a 30-day trading period. e4L's business plan has been reviewed by the NYSE, and in light of the Chapter 11 and Administration filings, the NYSE has made a recommendation to the Securities and Exchange Commission ("SEC") that e4L's common stock be de-listed, and the NYSE has suspended trading of e4L's common stock as of November 16, 2000. The de-listing of e4L's common stock from trading on the NYSE is expected to have adverse effects on e4L and its stockholders. Notwithstanding the foregoing, on November 17, 2000, e4L's common stock was listed for trading on the OTC Bulletin Board ("OTCBB").

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

         Sales of a substantial number of shares of e4L's common stock in the public market could adversely affect the market price of e4L's common stock outstanding. As of November 15, 2000, there are approximately 45.7 million shares of e4L common stock issued and outstanding, nearly all of which are freely tradable. In addition, approximately 39.9 million shares of e4L common stock are currently reserved for issuance upon the exercise of outstanding options and warrants and the conversion of convertible preferred stock. For example, approximately 13.4 million shares of common stock may be issued to holders of e4L's Series D Convertible Preferred Stock (based on a conversion price of $1.073125 per share) and approximately 5.0 million shares of common stock may be issued to holders of e4L's Series E Convertible Preferred Stock (based on a conversion price of $1.50 per share and not including any shares of e4L common stock that are issuable to holders of Series E Convertible Preferred Stock in satisfaction of the one-year 4% premium payable upon conversion).

         In addition, shares of Series G Convertible Preferred Stock and Series H Convertible Preferred Stock are convertible into shares of common stock at an initial conversion price equal to $2.9575 per share. Based on this initial conversion price of $2.9575 per share, the Series G Convertible Preferred Stock and Series H Convertible Preferred Stock, which has an aggregate stated value of $10 million, would be convertible into approximately 3.4 million shares of common stock. Beginning on December 21, 2000 (and on each six-month anniversary thereafter), the conversion price will be reset to the lesser of (i.) $2.9575 per share or (ii.) the average of the ten lowest trade prices on each of ten trading days on which the lowest trade prices occurred out of the 20 trading days immediately preceding a reset date. For example, if this average trading price equaled $1.00 per share, the Series G Convertible Preferred Stock and Series H Convertible Preferred Stock would be convertible into 10.0 million shares of e4L common stock (excluding conversion of unpaid dividends). Furthermore, in recent months the price of e4L's common stock has traded below the initial conversion price of $2.9575 per share, and more recently below $0.25 per share. In the event holders of the Series G and Series H preferred stock seek to convert their shares in such quantities that causes e4L to issue new shares of its common stock equal to 20% or more of its outstanding shares, e4L would need to seek shareholder approval. In the event shareholder approval is not obtained, the holders of the Series G and Series H preferred stock could require that e4L redeem in cash all or a portion of their then outstanding shares.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a) The following exhibits are included herein or incorporated by reference herein:

                Exhibit 27 - Financial Data Schedule

         (b) e4L filed the following Current Report on Form 8-K during the three month period ended September 30, 2000:

         e4L filed a Current Report on Form 8-K dated August 21, 2000 reporting under Item 5 that a non-binding letter of intent pursuant to which Graybox, LLC had committed to provide to e4L up to $10.0 million in financing had been terminated.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  e4L, Inc.


Date:  November 17, 2000          /s/ Stephen C. Lehman
                                  ---------------------------------------------
                                      Stephen C. Lehman
                                      Chairman of the Board of Directors and
                                      Chief Executive Officer; Chief Financial
                                      Officer and Principal Accounting Officer